Form 10-Q
period 2015-09-30
CytomX Therapeutics, Inc.
filed 2015-11-23
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
343 Oyster Point Boulevard, Suite 100 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 515-3185

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 19, 2015, 36,024,292 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$36,191	$64,396
Restricted cash	100	100
Short-term investments	77,495	—
Accounts receivable	406	1,875
Prepaid expenses and other current assets	878	482
Total current assets	115,070	66,853
Property and equipment, net	3,667	3,018
Intangible assets	1,750	1,750
Goodwill	949	949
Other assets	3,343	492
Total assets	$124,779	$73,062
Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,700	$1,919
Accrued liabilities	5,143	1,695
Deferred revenues, current portion	6,130	6,130
Long-term debt, current portion	—	1,419
Total current liabilities	13,973	11,163
Long-term debt, net of current portion	—	1,568
Deferred revenue, net of current portion	56,236	60,833
Convertible preferred stock warrant liability	788	186
Convertible preferred stock liability	—	395
Deferred tax liability	507	499
Other long-term liabilities	244	249
Total liabilities	71,748	74,893
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.00001 par value – 26,972,316 and 21,759,654 shares authorized at September 30, 2015 and December 31, 2014, respectively; 26,890,671 and 18,458,289 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively;	158,605	76,236
Convertible preferred stock, $0.00001 par value – 244,782 authorized at September 30, 2015 and December 31, 2014, respectively; 244,782 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	474	474
Stockholders' deficit
Common stock, $0.00001 par value; 36,200,000 and 28,572,789 shares authorized at September 30, 2015 and December 31, 2014, respectively; 1,094,649 and 996,520 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Stockholders notes receivable	(78)	(404)
Additional paid-in capital	—	—
Accumulated other comprehensive income	8	—
Accumulated deficit	(105,979)	(78,138)
Total stockholders' deficit	(106,048)	(78,541)
Total liabilities, redeemable convertible preferred stock, convertible preferred stock and stockholders' deficit	$124,779	$73,062

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:	$1,939	$1,915	$5,724	$3,216
Operating expenses:
Research and development	9,157	3,916	18,854	23,963
General and administrative	4,051	1,463	8,549	4,359
Total operating expenses	13,208	5,379	27,403	28,322
Loss from operations	(11,269)	(3,464)	(21,679)	(25,106)
Interest income	407	2	874	5
Interest expense	(718)	(117)	(1,356)	(378)
Other income (expense), net	(287)	(10)	(1,718)	(44)
Loss before provision for income taxes	(11,867)	(3,589)	(23,879)	(25,523)
Provision for income taxes	3	—	8	—
Net loss	(11,870)	(3,589)	(23,887)	(25,523)
Accretion to redemption value and cumulative dividends on preferred stock	(2,958)	(1,169)	(6,147)	(3,370)
Net loss attributable to common stockholders	$(14,828)	$(4,758)	$(30,034)	$(28,893)
Net loss per share attributable to common stockholders, basic and diluted	$(14.26)	$(4.86)	$(29.66)	$(30.04)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	1,039,567	979,134	1,012,534	961,745
Other comprehensive loss:
Changes in unrealized losses on short-term investments	(7)	—	(8)	—
Total other comprehensive loss	(7)	—	(8)	—
Comprehensive loss	$(11,877)	$(3,589)	$(23,895)	$(25,523)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(23,887)	$(25,523)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	877	562
Amortization of debt discount	80	30
Accretion of discount on short-term investments	816	—
Stock-based compensation expense	2,065	409
Change in fair value of convertible preferred stock liability	1,114	13
Change in fair value of convertible preferred stock warrant liability	602	31
Deferred income taxes	8	—
Changes in operating assets and liabilities
Accounts receivable	1,469	(317)
Prepaid expenses and other current assets	(396)	(877)
Other assets	121	(355)
Accounts payable	749	444
Accrued liabilities	1,733	333
Deferred revenue	(4,597)	61,450
Net cash (used in)/provided by operating activities	(19,246)	36,200
Cash flows from investing activities:
Purchases of property and equipment	(1,412)	(999)
Purchases of short-term investments	(129,553)	—
Maturities of short-term investments	51,250	—
Net cash used in investing activities	(79,715)	(999)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	74,430	10,316
Proceeds from exercise of stock options	128	8
Proceeds from stockholder notes	326	—
Repayment of notes payable	(3,027)	(917)
Payment of deferred offering costs	(1,101)	—
Net cash provided by financing activities	70,756	9,407
Net increase/(decrease) in cash and cash equivalents	(28,205)	44,608
Cash and cash equivalents, beginning of period	64,396	8,703
Cash and cash equivalents, end of period	$36,191	$53,311
Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$114	$—
Accretion to redemption value and cumulative dividends on preferred stock	6,147	3,370
Convertible preferred stock liability recorded in connection with redeemable convertible preferred stock, net	1,509	1,303
Issuance costs in accounts payable and accrued liabilities	283	—
Deferred offering costs in accounts payable and accrued liabilities	1,862	—

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is an oncology-focused biopharmaceutical company focused on developing Probody therapeutics for the treatment of cancer. Probody therapeutics are masked antibodies that remain inert in healthy tissue but are activated specifically in the disease microenvironment. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

Initial Public Offering

On October 7, 2015, the Company’s registration statement on Form S-1 (File No. 333-206658) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the NASDAQ Global Select Market on October 8, 2015. The public offering price of the shares sold in the IPO was $12.00 per share. The IPO closed on October 14, 2015, pursuant to which the Company sold 7,666,667 shares of common stock, including the sale of 1,000,000 shares of common stock to the underwriters upon their exercise of their option to purchase additional shares. The Company received net proceeds of approximately $82.4 million, after underwriting discounts, commissions and estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and redeemable convertible preferred stock converted into common stock.

2. Liquidity

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, the Company has incurred recurring net operating losses. As December 31, 2014 and September 30, 2015, the Company had an accumulated deficit of $78.1 million and $106.0 million, respectively, and expects to incur losses for the next several years. Since its inception, the Company has funded its operations primarily with the net proceeds from private placements of convertible preferred stock and proceeds from borrowings. As of December 31, 2014 and September 30, 2015, the Company had cash, cash equivalents and short-term investments of $64.4 million and $113.7 million, respectively. In May and June 2015, the Company received aggregate net proceeds of $73.2 million from the issuance of its Series C and Series D redeemable convertible preferred stock. In October 2015, the Company consummated its IPO and raised net proceeds of approximately $82.4 million, after deducting underwriting discounts and commissions and offering expenses. The Company believes its current available cash, cash equivalents and short-term investments together with cash received from the IPO will be sufficient to fund its planned expenditures and meet the Company’s obligations through at least the next twelve months.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2014 included in the Company’s Prospectus dated October 7, 2015 filed pursuant to Rule 424(b)(4) with the SEC.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or achieve profitability.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short term investments and accounts receivable. Substantially all the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds and its short-term investments in U.S. Government Bonds.

Customers who represent 10% of more of the Company’s total revenue during each period presented or net accounts receivable balance at each respective balance sheet date are as follows:

	Revenue		Revenue		Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Customer A	76%	71%	77%	42%	55%	*
Customer B	24%	29%	23%	58%	45%	92%

*	Less than 10%.

All of the Company’s customers are located in the United States of America.

Deferred Offering Costs

Deferred offering costs consisted primarily of direct incremental costs related to the Company’s initial public offering of its common stock. Approximately $3.0 million of deferred offering costs are included in other assets on the Company’s condensed balance sheet as of September 30, 2015. Upon consummation of the initial public offering in October 2015, these amounts were offset against the proceeds of the IPO.

Segments

Management has determined that it has one business activity and operates as one operating segment as it only reports financial information on an aggregate basis to its chief executive officer, who is the Company’s chief operating decision maker. All long-lived assets are maintained in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents amounts related to the security deposit for the Company’s credit card accounts.

Short-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Those investments with contractual maturities greater than 12 months at the date of purchase are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

component of accumulated other comprehensive income (loss), net of tax. The Company did not have any investments as of December 31, 2014.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums (discounts) are amortized (accreted) over the life of the related security as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Property and Equipment, net

Property and equipment are recorded at cost net of accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The useful lives of property and equipment are as follows:

Machinery and equipment	5 years
Computer equipment and software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of remaining
lease term or estimated life of the assets

Maintenance and repairs that do not extend the life or improve the asset are expensed when incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the nine months ended September 30, 2015 and the year ended December 31, 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the periods presented in these condensed financial statements.

Convertible Preferred Stock Warrant Liability

Freestanding warrants for shares that are contingently redeemable are classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is included in other income (expense), net. The Company will continue to adjust the liability for changes in fair value until immediately prior to the consummation of its IPO in October 2015, at which time all convertible preferred stock warrants were net exercised into shares of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Immediately prior to the consummation of the Company’s IPO in October 2015, all of the warrants outstanding as of September 30, 2015 were net exercised, resulting in issuance of an aggregate of 60,640 shares of our common stock.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Convertible Preferred Stock Liability

The obligation to issue additional shares of Series B-1 and Series C redeemable convertible preferred stock at a future date was determined to be a freestanding instrument that should be accounted for as a liability. At initial recognition, the Company recorded the convertible preferred stock liability on the balance sheets at its estimated fair value. The liability is subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income (expense), net. At the time of each funding, the Company remeasures the liability, with the change in fair value recognized as a component of other income (expense), net and then reclassifies the fair value associated with the convertible preferred stock liability to the applicable series of redeemable convertible preferred stock. Immediately prior to the consummation of the Company’s IPO in October 2015, the convertible preferred stock converted to 27,135,453 shares of common stock.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ deficit except those resulting from distributions to stockholders. The Company’s unrealized losses on short-term investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of technology has been completed or services have been rendered; the price to the customer is fixed or determinable and collectability is reasonably assured.

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses to the Company’s technology, (ii) research and development services, and (ii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

In arrangements involving the delivery of more than one element, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. The determination is based on whether the deliverable has “standalone value” to the customer. If a deliverable does not qualify as a separate unit of accounting, it is combined with the other applicable undelivered item(s) within the arrangement and these combined deliverables are treated as a single unit of accounting.

The arrangement’s consideration that is fixed or determinable is allocated to each separate unit of accounting based on the relative selling price methodology in accordance with the selling price hierarchy, which includes vendor-specific objective evidence (“VSOE”) of selling price, if available, or third-party evidence of selling price if VSOE is not available, or the best estimate of selling price, if neither VSOE nor third-party evidence is available.

Payments or reimbursements for the Company’s research and development efforts for the arrangements where such efforts are considered as deliverables are recognized as the services are performed and are presented on a gross basis. When upfront payments are received and if there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company recognizes revenue ratably over the associated period of performance.

The Company’s collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones and sales-based milestones. Such payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Each contingent and milestone payment is evaluated to determine whether it is substantive and at risk to both parties. The Company recognizes any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. Any payments that are contingent upon achievement of a non-substantive milestone are recognized as revenue prospectively, when such payments become due and collectible, over the remaining expected performance period under the arrangement, which is generally the remaining period over which the research and development services are expected to be provided.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, and the allocated portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

Stock-Based Compensation

The Company measures its stock-based awards made to employees based on the fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense for options granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Compensation expense for options granted to non- employees is periodically remeasured as the underlying options vest.

Income Taxes

The Company accounts for income taxes under the liability method which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive.

Reverse Stock Split

On October 2, 2015, the Company effected a one-for-62.997 reverse stock split of the Company’s issued and outstanding shares of common stock, redeemable convertible preferred stock and convertible preferred stock. The par values of the common stock, redeemable convertible preferred stock and convertible preferred stock were not adjusted as a result of the reverse split. All authorized and issued and outstanding shares of common stock, redeemable convertible preferred stock and convertible preferred stock and per share amounts contained in the accompanying condensed financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The Company does not believe that adopting ASU 2014-15 will have a material impact on its financial statements.

4. Fair Value Measurements and Short-Term Investments

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level I: Inputs which include quoted prices in active markets for identical assets and liabilities.
•

Level II: Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level III: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on the borrowing rates available to the Company for debt with similar terms and consideration of default and credit risk using Level II inputs, the carrying value of the Company’s long-term debt as of December 31, 2014 approximates its fair value. The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Level I assets consist primarily of highly liquid money market funds that are included in restricted cash. The Company’s Level II assets consist of U.S. government bonds that are included in short-term investments. The Company’s Level III liabilities include the convertible preferred stock warrant liability and the convertible preferred stock liability. The determination of the fair value of the convertible preferred stock warrant liability is discussed in Note 10.  The determination of the fair value of the convertible preferred stock liability is discussed in Note 12.

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
Money market funds	$100	$—	$—	$100
	$100	$—	$—	$100
Liabilities
Convertible preferred stock warrant liability	$—	$—	$186	$186
Convertible preferred stock liability	—	—	395	395
	$—	$—	$581	$581

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

	September 30, 2015
	Level I	Level II	Level III	Total

Assets
Money market funds	$33,267	$—	$—	$33,267
U.S. Government bonds	—	77,495	—	77,495
	$33,267	$77,495	$-	$110,762
Liabilities
Convertible preferred stock warrant liability	$—	$—	$788	$788
	$—	$—	$788	$788

The following table sets forth the changes in the fair value of Level III liabilities (in thousands):

	Convertible Preferred Stock Warrant Liability	Convertible Preferred Stock Liability
Fair value at December 31, 2014	$186	$395
Change in fair value	602	1,114
Recognition of fair value upon issuance of redeemable convertible preferred stock	—	(1,509)
Fair value at September 30, 2015	$788	$—

The following is a summary of the gross unrealized gains on the Company’s short-term investments (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	77,487	10	(2)	77,495
Total securities	$77,487	$10	$(2)	$77,495

The contractual maturities of securities classified as available-for-sale as of September 30, 2015 were as follows (in thousands):

September 30, 2015
Due within one year	77,495
Total	$77,495

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Machinery and equipment	$5,068	$4,059
Computer equipment and software	540	315
Furniture and fixtures	54	54
Leasehold improvements	720	183
Construction in progress	153	399
	6,535	5,010
Less: accumulated depreciation and amortization	(2,868)	(1,992)
	$3,667	$3,018

Depreciation and amortization expense was $877,000 and $562,000 for the nine months ended September 30, 2015 and 2014, respectively.

6. Goodwill and Intangible Assets

Goodwill and in-process research and development assets result from a series of integrated financing transactions in 2010 that was accounted for as a business combination. The in-process research and development relates to the Company’s proprietary Probody technology platform and is accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned.

Goodwill and intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Goodwill	$949	$949
In-process research and development	1,750	1,750

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Deferred offering costs	$1,658	$—
Payroll and related expenses	1,464	859
Research and clinical expenses	1,391	276
Legal and professional expenses	530	418
Other accrued expenses	100	142
Total	$5,143	$1,695

8. Research and Collaboration Agreements

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and Probody drug conjugates (“PDCs”) for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Pfizer Agreement provides Pfizer with an option to acquire an exclusive development and commercialization license for each research project target. Upon exercise of the option, Pfizer (1) will receive an exclusive development and commercialization license for use of the Probody therapeutic during the development, manufacturing and commercialization of the potential product, and (2) will be responsible for the development, manufacturing and commercialization of such potential products.

Pursuant to the Pfizer Agreement, the Company received an upfront payment of $6 million and is entitled to contingent payments of up to an aggregate of $626.5 million as follows: (i) $1.5 million for each of the two additional targets; (ii) up to $12.0 million upon exercise of the license options, (iii) up to $25.0 million from the achievement of development milestones for each research target program, or up to $82.0 million if the maximum of four research targets are selected by Pfizer; and (iv) up to $98.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $249.5 million if the maximum of four research targets are selected and (v) up to $100.0 million in sales milestones payments per research target program, or up to $280.0 million if the maximum of four research targets are selected by Pfizer. The Company is entitled to receive royalties in the mid-single digits to low teens on initial targets and mid-single digit royalties on additional targets from potential future sales of product candidates. The Company will also receive research and development service fees based on a prescribed full-time employee (“FTE”) rate per year that is capped.

In accordance with ASC 605-25, the Company identified the following deliverables at the inception of the Pfizer Agreement: (1) the research license, (2) the research services and (3) the obligation to participate in the joint research committee. The Company determined that the research license does not have stand-alone value to Pfizer due to specialized nature of the research services to be provided by the Company, and accordingly, this deliverable was combined with the research services and participation in the joint research committee as a single unit of accounting. The Company concluded that, at the inception of the agreement,  Pfizer’s options to obtain an exclusive development and commercialization license for each research project target do not represent deliverables of the agreement because they are substantive options and do not contain a significant or incremental discount.

The upfront payment of $6.0 million was recorded as deferred revenue and is being recognized on a ratable basis over the estimated performance period of seven years. In December 2014, Pfizer selected an additional target and paid $1.5 million, which was recorded as deferred revenue and will be recognized over the remaining performance period.

During the three months ended September 30, 2015 and 2014, the Company recognized revenue of $0.5 million and $0.6 million respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $1.3 million and $1.9 million, respectively. As of September 30, 2015 and December 31, 2014, deferred revenue relating to the Pfizer Agreement was $5.3 million and $6.1 million, respectively. The amount due from Pfizer under the Agreement was $0.2 million and $1.7 million as of September 30, 2015 and December 31, 2014, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody technology to create Probody Drug Conjugates (“PDC”) directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. Under the research licenses, the parties have one replacement right for each target, which needs to be made before the third anniversary of the agreement execution.

Under the terms of the agreement, both the Company and ImmunoGen are required to perform research activities on behalf of the other party for no monetary consideration. The research activities for a particular target will last until January 2018 unless they are terminated by one of the parties or when a development and commercialization license is obtained with respect to that target. Each party is solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement. Each party may be liable to pay annual maintenance fees to the other party if the licensed product candidate covered under each development and commercialization license has not progressed to the clinical stage of development within six years of the exercise of the development and commercialization license.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In consideration for the exclusive development and commercialization license that may be obtained by ImmunoGen, the Company is entitled to receive up to $30.0 million in development and regulatory milestone payments per the research program  target, up to $50.0 million in sales milestone payments per target and royalties in the mid-single digits on the commercial sales of any resulting product. For the development and commercialization license that may be obtained by the Company, ImmunoGen is entitled to receive up to $60.0 million in development and regulatory milestone payments, up to $100.0 million in sales milestone payments and royalties in the mid to high single digits on the commercial sales of any resulting product.

The Company accounted for the ImmunoGen Agreement based on the fair value of the assets and services exchanged. The Company identified the following significant deliverables at the inception of the ImmunoGen Agreement: (1) the research license, (2) the research services, (3) the obligation to participate in the joint research committee, (4) the exclusive research, development and commercialization license and (5) the obligation to provide future technology improvements, when available. The Company determined that the research license, participation in the joint steering committee and the research services do not have stand-alone value from the development and commercialization license and therefore those deliverables were combined into one unit of accounting. The Company considered factors such the limited economic benefits to ImmunoGen if development and commercialization license is not obtained and the lack of sublicensing rights in the research license.

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue, of which $13.0 million was allocated to the unit of accounting comprised of the research license, research services, participation in the joint research committee and the development and commercialization license, and $0.2 million was allocated to the future technological improvements. The Company will recognize $13.0 million upon delivery of development and commercialization licenses and will recognize amount allocated to the future technology improvements over the term of the license.

The estimated fair value of assets and services received was also $13.2 million, of which $12.7 million was allocated to the licenses received and was charged to research and development expense, with the remaining amount of $0.5 million was allocated to the research services, joint research committee participation and technology improvements, which will be expensed over the period of services to be provided.

Bristol-Myers Squibb Company

On May 23, 2014, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno- oncology targets using the Company’s Probody technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, the Company granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets. BMS will have additional rights to substitute up to two collaboration targets. Each collaboration target has a two year research term and the two additional targets must be nominated by BMS within five years of the effective date of the BMS Agreement. The research term for each collaboration target can be extended in one year increments up to three times.

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid to high single digits to low teens from potential future sales. The Company will also receive research and development service fees based on a prescribed FTE rate that is capped.

The BMS Agreement also provides the Company to sell to BMS the Company’s common stock upon an IPO. In connection with the IPO in October 2015, BMS purchased 833,333 shares of the Company’s common stock at the initial public offering price and on the same terms as other purchasers in the offering.

The Company identified the following deliverables at the inception of the BMS Agreement: (1) the exclusive research, development and commercialization license (“license”), (2) the research and development services and (3) the obligation to participate in the joint research committee. The Company determined that the license does not have stand-alone value to BMS without the Company’s research services and expertise related to the development of the product candidates, and accordingly, it was combined with the research services and participation in the joint research committee as a single unit of accounting.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company received an upfront payment of $50.0 million from BMS in July 2014. The upfront payment was recorded as deferred revenue and being recognized on a ratable basis over the estimated performance period of ten years. The Company determined that the remaining contingent payments under the Agreement do not constitute substantive milestones and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments do not meet the definition of a substantive milestone because the achievement of these events solely depends on BMS’s performance. Accordingly, any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the contingent payment is triggered, the contingent payment will be recognized as revenue in full upon triggering the event.

During the three months ended September 30, 2015 and 2014, the Company recognized revenue of $1.5 million and $1.4 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $4.4 million and $1.4 million, respectively, under the BMS Agreement. As of September 30, 2015 and December 31, 2014, deferred revenue relating to the BMS Agreement was $43.9 million and $47.6 million, respectively.

9. License Agreement

The Company has an exclusive, worldwide license agreement (the “UC Agreement”) with the Regents of the University of California (the “UC Regents”) relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies. Pursuant to the UC Agreement, the Company is obligated to (i) make royalty payments to the UC Regents on net sales of its products covered under the agreement, subject to annual minimum amounts,(ii) make milestone payments to the UC Regents upon the occurrence of certain events, (iii) make a milestone payment to the UC Regents upon occurrence of an IPO or change of control, and (iv) reimburse the UC Regents for prosecution and maintenance of the licensed patents. If the Company sublicenses its rights under the UC Agreement, it is obligated to pay the UC Regents a percentage of the total gross proceeds received in consideration of the grant of the sublicense, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company.

In 2013, the Company amended the UC Agreement to reduce the amounts due the UC Regents upon receipt by the Company of upfront payments, milestone payments and royalties from sublicensees. In exchange for this amendment, the Company issued to the UC Regents 157,332 shares of common stock. The UC Agreement, as amended, will remain in effect until the expiration or abandonment of the last to expire of the licensed patents.

In the nine months ended September 30, 2015 and 2014, the Company paid $225,000 and $500,000 respectively, to the UC Regents under the milestone and minimum annual royalty provisions of the agreement.

Royalty obligations

The Company has future minimum royalty obligations due under the terms of certain exclusive licensed patent rights. These minimum future obligations are as follows (in thousands):

Year ended December 31,
2015 (3 months remaining)	$—
2016	150
2017	150
Total minimum royalty obligations	$300

10. Long-term Debt

In May 2012, the Company entered into a Master Loan and Security Agreement (the “Debt Facility”). Under the terms of the agreement, an aggregate of $2.0 million could be drawn down during the initial basic loan term of 42 months. In January and December 2013, the Company amended the Debt Facility to borrow an additional $0.3 million and $3.0 million, respectively, with similar terms. Borrowings under the debt facility bear interest at 11.74% per annum.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company’s obligations under the Debt Facility are collateralized by a security interest in substantially all of its assets, excluding its intellectual property and certain other assets. The Debt Facility also contains customary conditions related to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of its capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The agreement also allows the lender to call the debt in the event there is a material adverse change in the Company’s business or financial condition.

In connection with the execution and the amendment of the Debt Facility, the Company issued warrants to the lender to purchase an aggregate of 81,620 shares of the Company’s Series B-1 redeemable convertible preferred stock. The warrants expire at the earlier of (i) the tenth anniversary of issuance, (ii) upon the consummation of an IPO of the Company’s common stock, or (iii) the consummation of certain change of control events. The warrants are exercisable in cash at an exercise price of $3.084396 per share or through a cashless exercise provision. Under the cashless exercise provision, the holder may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s Series B-1 redeemable convertible preferred stock at the time of exercise of the warrant after deducting the aggregate exercise price. If the warrant has not been previously exercised, the cashless exercise provision is automatically triggered upon expiration if the fair value of the Series B-1 redeemable convertible preferred stock is higher than the exercise price of the warrants. In the event that all of the Company’s Series B-1 redeemable convertible preferred stock have been converted into common stock, the warrants will be exercisable for the same number of shares of common stock at the same exercise price.

In connection with the consummation of the IPO in October 2015, all of the warrants outstanding as of September 30, 2015 were net exercised, resulting in issuance of an aggregate of 60,640 shares of our common stock.

Upon issuance of the warrants, the Company recorded a preferred stock warrant liability based on its initial fair value estimated using the Black-Scholes model with an offset to debt discount. The debt discount is amortized to interest expense using the effective interest method over the term of the Debt Facility. The warrant liability is subject to remeasurement to fair value at each balance sheet date until the earliest of the exercise or expiration of the convertible preferred stock warrant, and any change in fair value is recognized in other income (expense), net. As of September 30, 2015 and December 31, 2014, the warrants remained outstanding.

In September 2015, the Company repaid and terminated the Debt Facility.

11. Commitments and Contingencies

Operating Lease

The Company leases office and laboratory facilities at its headquarters in South San Francisco, California under a lease agreement that expires in 2019. Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The minimum lease payments under this lease are as follows (in thousands):

Year Ending December 31:
2015 (three months remaining)	$245
2016	926
2017	864
2018	894
2019	76
Total	$3,005

Rent expense during the nine months ended September 30, 2015 and 2014 was $705,000 and $602,000, respectively.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions.

Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

12. Convertible Preferred Stock

In December 2014, the Company granted a second tranche option (“Second Tranche Option”) to one of its investors to purchase 41,528,239 shares of its Series C redeemable convertible preferred stock upon the achievement of certain milestones. At initial recognition, the Company recorded the Second Tranche Option as a derivative liability on the balance sheet at its estimated fair value of $395,000. In May 2015, the Company achieved the relevant milestones and the investor exercised their right to purchase 41,528,239 shares of Series C convertible redeemable preferred stock for net proceeds of $3.5 million. Immediately prior to the closing of this tranche, the Company remeasured the preferred stock liability to its then fair value and recorded a loss from remeasurement of $1.1 million in other income (expense), net. The fair value of the preferred stock liability in the amount of $1.5 million was reclassified to redeemable convertible preferred stock.

As of September 30, 2015 and December 31, 2014, the outstanding convertible preferred stock was as follows (in thousands, except share amounts):

	September 30, 2015
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value
Series A-1	33,101	33,101	$49
Series A-2	211,681	211,681	425
Series B-1	14,569,803	14,488,176	60,664
Series B-2	862,412	862,412	2,949
Series C	4,049,546	4,049,543	23,569
Series D	7,490,555	7,490,540	71,423
Total	27,217,098	27,135,453	$159,079

	December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value
Series A-1	33,101	33,101	$49
Series A-2	211,681	211,681	425
Series B-1	14,944,578	14,488,176	57,695
Series B-2	862,412	862,412	2,698
Series C	5,952,664	3,107,701	15,843
Total	22,004,436	18,703,071	$76,710

In connection with the consummation of the IPO in October 2015, all outstanding shares of Series A-1, Series A-2, Series B-1, Series B-2, Series C and Series D were converted into 27,135,453 shares of common stock on a one-for-one basis.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

13. Common Stock

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of September 30, 2015 and December 31, 2014, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2015	December 31, 2014
Convertible preferred stock outstanding	27,135,453	18,703,071
Options issued and outstanding	5,303,211	2,147,872
Convertible preferred stock warrants	81,620	81,620
Shares available for future stock option grants	627,250	1,896,617
	33,147,534	22,829,180

In connection with the consummation of the IPO in October 2015, all outstanding shares of convertible preferred stock were converted into 27,135,453 shares of common stock on a one-for-one basis. In addition, all of the convertible preferred stock warrants were net exercised, resulting in issuance of an aggregate of 60,640 shares of our common stock.

14. Stock Option Plans

In 2010, the Company adopted its 2010 Stock Incentive Plan (the “2010 Plan”) which provided for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2010 Plan were either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”).

In February 2012, the Company adopted its 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan is divided into two separate equity programs, an option and stock appreciation rights grant program and a stock award program. In conjunction with adopting the 2011 Plan, the Company discontinued the 2010 Plan and released the shares reserved and still available under that plan.

In connection with the consummation of the IPO in October 2015, the board of directors adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). In conjunction with adopting the 2015 Plan, the Company discontinued the 2011 Plan with respect to new equity awards.

Options under the 2015 Plan may be granted for periods of up to ten years. All options issued to date have had a 10-year   life. Under the terms of the 2011 Plan, options may be granted at an exercise price not less than the estimated fair value of the shares on the date of grant, as determined by the Company’s board of directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs may not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. To date, options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

Activity under the Company’s stock option plans is set forth below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2014	2,147,872	$1.197
Options granted	3,266,379	$5.036
Options exercised	(98,129)	$1.293
Option forfeited	(12,911)	$1.405
Balances at September 30, 2015	5,303,211	$3.569
Options exercisable at September 30, 2015	1,730,619	$1.431

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

15. Stock Based Compensation

Total stock-based compensation recorded related to option granted to employees and nonemployees was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation expense:
Research and development	$570	$75	$923	$139
General and administrative	774	89	1,142	270
Total stock-based compensation expense	$1,344	$164	$2,065	$409

16. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provides consulting services to the Company. General and administrative expense for these services of $0 and $13,000 were recorded for the three months ended September 30, 2015 and 2014, and $32,000 and $29,000 were recorded for the nine months ended September 30, 2015 and 2014, respectively. The amounts outstanding and included in accounts payable were $0 and $17,600 as of September 30, 2015 and December 31, 2014, respectively.

The Company entered into full recourse loans (“stockholder notes” or “loans”) with current and former executive officers. Principal and interest under these loans are due at the earliest of (i) the fifth anniversary of the related note, (ii) the sale of the shares securing the notes, or (iii) thirty days after the termination of services. The principal loan amount and the accrued interest are reported as a deduction from stockholders’ deficit on the Company’s balance sheets. Loans made to two of the Company’s current and former executive officers were repaid and terminated as of September 30, 2015.

The remaining balance of these loans was approximately $0.1 million and $0.4 million at September 30, 2015 and December 31, 2014, respectively. Interest income of $4,000 and $6,000 was recorded in the nine months ended September 30, 2015 and 2014, respectively. Interest income earned on the loans was insignificant during the three months ended September 30, 2015 and 2014.

17. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the nine months ended September 30, 2015 and 2014, the Company made contributions to the plan of $22,000 and $11,000, respectively.

18. Net Loss Per Share Attributable to Common Stockholders

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Three months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock (on an as-converted basis)	26,890,698	15,350,595	22,028,838	14,831,605
Convertible preferred stock (on an as-converted basis)	244,782	244,782	244,782	244,782
Options to purchase common stock	4,359,322	1,944,241	3,393,513	1,933,481
Convertible preferred stock warrants	81,620	81,620	81,620	81,620
Total	31,576,422	17,621,238	25,748,753	17,091,488

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(11,870)	$(3,589)	$(23,887)	$(25,523)
Add: accretion to redemption value and cumulative dividends on preferred stock	(2,958)	(1,169)	(6,147)	(3,370)
Net loss attributable to common stockholders	(14,828)	(4,758)	(30,034)	(28,893)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	1,039,567	979,134	1,012,534	961,745
Net loss per share attributable to common stockholders, basic and diluted	$(14.26)	$(4.86)	$(29.66)	$(30.04)

19. Subsequent Events

Reverse Stock Split

On October 2, 2015, the Company effected a one-for-62.997 reverse stock split of the Company’s issued and outstanding shares of common stock, redeemable convertible preferred stock and convertible preferred stock. The par values of the common stock, redeemable convertible preferred stock and convertible preferred stock were not adjusted as a result of the reverse split. All authorized and issued and outstanding shares of common stock, redeemable convertible preferred stock and convertible preferred stock and per share amounts contained in the accompanying condensed financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

2015 Equity Incentive Plan

In connection with the consummation of the IPO in October 2015, the board of directors adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). In conjunction with adopting the 2015 Plan, the Company discontinued the 2011 Plan and released the shares reserved and still available under the plan.

Initial Public Offering

On October 14, 2015, the Company consummated its IPO and sold 7,666,667 shares of its common stock at a public offering price of $12.00 per share, which included the exercise of the underwriters’ option to purchase 1,000,000 shares of common stock. The Company received net proceeds of approximately $82.4 million, after deducting underwriting discounts, commissions and estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of the Company’s convertible preferred stock and redeemable convertible preferred stock converted into common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our prospectus dated October 7, 2015, filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

Overview

We are an oncology-focused biopharmaceutical company pioneering a novel class of antibody therapeutics based on our Probody technology platform. We are using our platform to create proprietary cancer immunotherapies against clinically-validated targets as well as to develop first-in-class cancer therapeutics against novel targets. We believe that our Probody platform will allow  us to improve the combined efficacy and safety profile, or therapeutic window, of monoclonal antibody modalities including cancer immunotherapies, antibody drug conjugates (“ADCs”) and T-cell-recruiting bispecific antibodies. Our Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. We are currently developing Probody therapeutics that address clinically- validated cancer targets in immuno-oncology, such as PD-L1, as well as novel targets, such as CD-166, that are difficult to drug and lead to concerns about damage to healthy tissues, or toxicities. In addition to our proprietary programs, we are collaborating with strategic partners including Bristol-Myers Squibb Company (“BMS”), Pfizer Inc. (“Pfizer”) and ImmunoGen, Inc. (“ImmunoGen”) to develop selected Probody therapeutics. Our broad technology platform and lead product candidates are supported by a decade of thorough scientific research and strong intellectual property, and we are advancing these candidates toward clinical trials. Our vision is to transform lives with safer, more effective therapies. To realize this vision we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

We do not currently have any product candidates in clinical trials or approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss for the nine months ended September 30, 2015 was $23.9 million. As of September 30, 2015, we had an accumulated deficit of $106.0 million. We expect to continue to incur significant losses for the foreseeable future.

We have three pipeline strategies that we are pursuing with our Probody platform: (i) developing a novel class of immuno- oncology therapies directed against clinically-validated targets, (ii) developing first-in-class therapeutics directed against difficult-to- drug targets and (iii) collaborating with leading pharmaceutical companies to discover and develop Probody therapeutics against selected targets.

Regulatory agencies, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We have product candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. Many product candidates in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities. We have no commercial manufacturing facilities for our product candidates. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones, if they are nonrefundable and deemed substantive, is recognized upon successful accomplishment of the milestones. To the extent that non substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from Pfizer and BMS for research and development costs incurred under our research, collaboration and license agreements with them are classified as revenue.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and regulatory approval. We expect that any revenue we do generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaborations with BMS, Pfizer and ImmunoGen, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates as well as the development of product candidates pursuant to our research, collaboration and license agreements. Research and development expenses include personnel costs, including stock-based compensation expense, contractor services, laboratory materials and supplies, depreciation and maintenance of research equipment, and an allocation of related facilities costs. We expense research and development costs as they are incurred.

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount significantly to operate as public company and as we advance our product candidates through clinical development, which will also increase our general and administrative expenses.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Interest Expense

Interest expense primarily consists of interest costs related to our outstanding borrowings under our loan agreements and amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes to the estimated fair value of the convertible preferred stock warrant liability and the convertible preferred stock liability. We will continue to record adjustments to the estimated fair value of the convertible preferred stock warrants until immediately prior to the consummation of the IPO in October 2015.

Results of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Revenues	$1,939	$1,915	$24	$5,724	$3,216	$2,508

Revenue during the three months ended September 30, 2015 compared to the corresponding periods in 2014 is relatively flat.

Revenue increased $2.5 million during the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase in revenue was primarily due to revenue recognized in the first nine months of 2015 related to the BMS agreement entered into in July 2014.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Research and development expenses	$9,157	$3,916	$5,241	$18,854	$23,963	$(5,109)

Research and development expense increased $5.2 million during the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was primarily attributable to an increase of $4.1 million in lab services and supplies related to advancement of our product pipeline, an increase of $1.0 million in personnel-related expenses due to an increase in headcount, and an increase of $0.1 million in allocated facility costs partly due to a new lease we entered into in September 2014.

Research and development expense decreased $5.1 million during the nine months ended September 30, 2015 compared to the corresponding period in 2014. The decrease was primarily attributable to $12.8 million expensed in the first quarter of 2014 related to the ImmunoGen collaboration agreement, partially offset by an increase of $5.4 million in lab services and supplies related to advancement of our product pipeline, an increase of $1.8 million in personnel-related expenses due to an increase in headcount, an increase of $0.3 million in allocated facility costs partly due to a new lease we entered into in September 2014, and an increase of $0.2 million of depreciation due to additional purchases of lab equipment.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
General and administrative expenses	$4,051	$1,463	$2,588	$8,549	$4,359	$4,190

General and administrative expense increased $2.6 million during the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was attributable to an additional $1.7 million of personnel-related expenses due to an increase in headcount and a rise of $1.0 million in consulting and professional services expenses primarily related to our IPO.

General and administrative expense increased $4.2 million during the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase was attributable to an additional $2.5 million of personnel-related expenses due to an increase in headcount and a rise of $1.6 million in consulting and professional services expenses.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)			(in thousands)
Interest income	$407	$2	405	$874	$5	869
Interest expense	(718)	(117)	(601)	(1,356)	(378)	(978)
Other income (expense), net	(287)	(10)	(277)	(1,718)	(44)	(1,674)
Total Interest and other income (expense)	$(598)	$(125)	$(473)	$(2,200)	$(417)	$(1,783)

Interest Income

Interest income increased $0.4 million during the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was attributable to interest income earned on cash equivalents and short-term investments as a result of the proceeds received from our preferred stock financings in December 2014, May 2015 and June 2015.

Interest income increased $0.9 million during the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase was attributable to interest income earned on cash equivalents and short-term investments as a result of the proceeds received from our preferred stock financings in December 2014, May 2015 and June 2015.

Interest Expense

Interest expense increased $0.6 million during the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was primarily attributable to amortization of premiums on our short-term investments.

Interest expense increased $1.0 million during the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase was primarily attributable to amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense), net increased $0.3 million during the three months ended September 30, 2015, compared to the corresponding period in 2014. The increase was primarily attributable to a loss of $0.3 million related to an increase in the fair value of our convertible preferred stock warrant liability.

Other income (expense), net increased $1.7 million during the nine months ended September 30, 2015, compared to the corresponding period in 2014. The increase was primarily attributable to a loss of $1.1 million related to the remeasurement of the convertible preferred stock liability and an increase in the fair value of the convertible preferred stock warrant liability of $0.6 million.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $113.7 million and an accumulated deficit of $106.0 million, compared to cash and cash equivalents of $64.4 million and an accumulated deficit of $78.1 million as of December 31, 2014. We have financed our operations primarily through sales of our convertible preferred securities and payments received under our collaboration agreements. In May and June 2015, respectively, an investor exercised its option to purchase 659,209 shares of Series C redeemable convertible preferred stock for net proceeds of $3.5 million and we issued 7,490,540 shares of Series D redeemable convertible preferred stock for net proceeds of $69.7 million.

On October 14, 2015, we consummated our IPO and sold 7,666,667 shares of our common stock at a price of $12.00 per share, which included the exercise of the underwriters’ option to purchase 1,000,000 additional shares of common stock. We received net proceeds of approximately $82.4 million, after deducting underwriting discounts, commissions and estimated offering expenses. Immediately prior to the consummated IPO, all outstanding shares of the convertible preferred stock and redeemable convertible preferred stock converted into common stock on a one-for-one basis.

We believe our current cash and cash equivalents together with cash received from the IPO will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under “Risk Factors”. The cots and timing of developing our CX-072 and CD-166 product candidates are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

 Cash Flows

The following table summarizes our cash flows for the periods indicated in thousands:

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(19,246)	$36,200
Investing activities	(79,715)	(999)
Financing activities	70,756	9,407
Net (decrease) increase in cash and cash equivalents	$(28,205)	$44,608

Cash Flows from Operating Activities

During the nine months ended September 30, 2015, cash used in operating activities was $19.2 million, which consisted of a net loss of $23.9 million, adjusted by non-cash charges of $5.6 million and a net decrease of $0.9 million in our net operating assets. The non-cash charges primarily consist of $2.1 million in stock-based compensation, $1.1 million in revaluation of the convertible preferred stock liability, $0.9 million in depreciation and amortization, $0.8 million in amortization premiums on our short-term investments and $0.6 million in remeasurement of the convertible preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to a decrease of $4.6 million in deferred revenue due to the recognition of upfront fees received, partially offset by an increase $2.5 million in accounts payable and accrued liabilities, an increase of $1.5 million in accounts receivable primarily due to the receipt of the upfront payment from the Pfizer agreement in the first nine months of 2015.

During the nine months ended September 30, 2014, cash provided by operating activities was $36.2 million, which consisted of a net loss of $25.5 million, adjusted by non-cash charges of $1.0 million and a net change of $60.7 million in our net operating assets. The non- cash charges primarily consist of $0.6 million in depreciation and amortization and $0.4 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase of $61.5 million in deferred revenue resulting from $50.0 million related to BMS collaboration agreement and $13.2 million related to the ImmunoGen collaboration agreement partially offset by $1.7 million of amortization of upfront payments and $0.9 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015 was $79.7 million, which consisted of $130.0 million of purchases of short-term investments and $1.4 million of capital expenditures to purchase property and equipment, offset by $51.3 million in proceeds from the maturity of marketable securities.

Cash used in investing activities during the nine months ended September 30, 2014 was $1.0 million, which consisted of capital expenditures to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activities was $70.8 million consisting primarily of $74.4 million in net proceeds from the issuance of preferred stock, partially offset by repayment on our borrowing of $3.0 million, deferred offering costs of $1.1 million and repayment of notes receivable of $0.3 million.

During the nine months ended September 30, 2014, cash provided by financing activities was $9.4 million consisting of $10.3 million in net proceeds from the issuance of preferred stock, partially offset by repayments on our borrowings of $0.9 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period(4)
	2015 (1)	2016	2017	2018	2019	Total
Royalty obligations(2)	$—	$150	$150	$—	$—	$300
Operating leases(3)	245	926	864	894	76	3,005
Total contractual obligations	$245	$1,076	$1,014	$894	$76	$3,305

(1)	Remainder of the year
(2)	We have royalty obligations under the terms of certain exclusive licensed patent rights. See Note 9 of our financial statements.
(3)

We lease our facility under a long-term operating lease, which expires in 2019. We are currently exploring alternatives which would provide us with additional space to accommodate our anticipated growth.

(4)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents of $64.4 million as of December 31, 2014 and cash, cash equivalents and short-term investments of $113.7 million as of September 30, 2015, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or legal proceedings.

Item 1A.	Risk Factors

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a preclinical stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2015, we had an accumulated deficit of $106.0 million. For the nine months ended September 30, 2015, our net loss was $23.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we enter into clinical development of our lead programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We expect that we will need to raise substantial additional funds to advance development of our product candidates and we cannot guarantee this additional funding will be available on acceptable term or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialize our current or future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, due to the consummation, we are incurring and will continue to incur additional costs associated with operating as a public company.

As of September 30, 2015, we had $113.7 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments, together with the net proceeds from the IPO, will be sufficient to fund our anticipated level of operations through end of 2018. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of milestone payments we may receive under our collaborations agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the cost and timing of regulatory approvals; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities and payments received under our collaboration agreements. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our product candidates are in early stages of development and have never been tested in a human subject. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates, including cancer immunotherapies, PDCs and bispecific antibodies, are in early stages of development. In particular, none of our product candidates has ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•

negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
•

delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates of research subjects;
•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	poor effectiveness of our product candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•

delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, PDCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with existing products, which also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our Probody platform is both preliminary and limited.

No product candidates based on our Probody platform have been tested in humans. We may ultimately discover that our Probody platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. For example, when administered in a human, the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody and reduce the potential to limit the toxicity of the anti-cancer agent. Probody product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into our Probody platform and any product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

Further, we are not aware of any company currently developing a therapeutic using a prodrug approach to antibody drug development and no regulatory authority has granted approval for such therapeutic. As such, we believe the FDA has limited early experience with Probody-based therapeutics in oncology or other disease areas, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our Probody product candidates contain a linker that is cleaved by proteases in the tumor microenvironment, which releases the peptide mask. This may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our Probody technologies prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Negative publicity regarding pricing and price increases generally, whether on our product candidates or products sold by other pharmaceutical companies, could negatively affect market acceptance of our product candidates. Market acceptance of our product candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;
•	the terms of any approvals and the countries in which approvals are obtained;
•	the safety and efficacy of our product candidates;
•	the prevalence and severity of any adverse side effects associated with our product candidates;
•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•	relative convenience and ease of administration of our product candidates;
•	the willingness of patients to accept any new methods of administration;
•	the success of our physician education programs;
•	the availability of adequate government and third-party payor reimbursement;
•	the pricing of our products, particularly as compared to alternative treatments; and
•	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

If any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our Probody platform. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our Probody platform and resulting product candidates.

Since 2013, we have entered into collaborations with Pfizer, BMS and ImmunoGen to develop certain Probody therapeutics. In addition, we may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidate if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidate or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If our collaborators cease development efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

Substantially all of our revenue to date has been derived from our existing collaboration agreements, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, in some cases we  may be forced to independently develop these product candidates, including funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any  of which could result in a change to our business plan and a material and adverse effect on our business, financial condition, results of operations and prospects.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and  financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to   us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

If third parties on which we intend to rely to conduct our preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

We intend to rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and will do the same for any clinical trials. Because we intend to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with good laboratory practices (“GLPs”) and clinical trials to be conducted in accordance with good clinical practices (“GCPs”), including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We do not own manufacturing facilities for producing such supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to  quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of product candidates under development;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•	loss of the cooperation of an existing or future collaborator;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We may acquire assets or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing technologies.

We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

We are aware of several companies that are developing cancer immunotherapies and ADCs. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

Our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop.

If our lead product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from ADCs such as Genentech, Inc.’s Kadcyla, immune checkpoint inhibitors such as BMS’s Opdivo and T-cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. In addition, numerous compounds are in clinical development for cancer treatment. With respect to immunogenic cancers such as melanoma, the most common treatments are chemotherapeutic compounds, radiation therapy and now immunotherapeutic antibodies such as ipilimumab and pembrolizumab. The clinical development pipeline for cancer includes small molecules, antibodies and immunotherapies from a variety of groups.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our president and chief executive officer, W. Michael Kavanaugh, M.D., our chief scientific officer and Rachel W. Humphrey, M.D., our chief medical officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

If our product candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited experience in product development and have not begun clinical trials for any of our product candidates. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have no sales, marketing or distribution capabilities or experience. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries  we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

Price controls imposed in foreign markets may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our Probody therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As we move into conducting clinical trials of our product candidates we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs  and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance as well as product liability insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare  industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may  not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Our internal computer systems, or those of our CROs or other contractors or consultants we may utilize, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and  consultants  we  may  utilize,  may  be  vulnerable  to  damage  from  computer  viruses,  unauthorized  access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach  were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed. If a security breach were to result in inappropriate disclosure of sensitive personal data of participants in our clinical trials, we could incur liability under the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPPA”).

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities in South San Francisco, California that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our South San Francisco facilities comply with the relevant guidelines of South San Francisco, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our information technology systems could face serious disruptions that could adversely affect our business.

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result shift in our stock ownership, some of which are outside our control. As of December 31, 2014, we had federal net operating loss carryforwards of approximately $60.4 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of  others. As of November 5, 2015, we solely own seven patents and 101 pending patent applications; we co-own four patents and eight pending patent applications with the Regents of the University of California (“UC”); and, under an exclusive, worldwide license agreement with UC (the “UC Agreement”), we licensed thirteen patents and eight pending patent applications that cover compositions and methods related to the screening and identification of masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also licensed UC’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act (“AIA”) enacted within the last several years involves significant changes in patent legislation. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The recent decision by the Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing product candidates that contain modifications, such as our Probody substrates and masks, that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress,  the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, there can be no assurance that:

•

Others will not or may not be able to make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license.

•	We or our licensors, or our existing or future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license.
•	We or our licensors, or our existing or future collaborators are the first to file patent applications covering certain aspects of our inventions.
•	Others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	A third party may not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed.
•	Any issued patents that we own or have licensed will provide us with any competitive advantages, or will not be challenged by third parties.
•	We may develop additional proprietary technologies that are patentable.
•	The patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects.
•

Our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our products.

Probody therapeutics are a relatively new scientific field. We have obtained grants and issuances of Probody therapeutic patents and have licensed several of these patents from a third party on an exclusive basis for therapeutics applications. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody and immunoregulatory therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering Probody compositions of matter as well as their methods of use.

As the field of antibody and immunoregulatory therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete.

There are many issued and pending patents that claim aspects of our product candidates and modifications that we may need to apply to our product candidates. There are also many issued patents that claim antibodies or portions of antibodies that may be relevant for Probody products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents.

We may not be able to protect our intellectual property rights throughout the world.

Obtaining a valid and enforceable issued or granted patent covering our technology in the U.S. and worldwide can be extremely costly. In jurisdictions where we have not obtained patent protection, competitors may use our technology to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where it is more difficult to enforce a patent as compared to the U.S. Competitor products may compete with our future products in jurisdictions where we do not have issued or granted patents or where our issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly that relating to biopharmaceuticals. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty (“PCT”) is usually filed within twelve months after the priority filing. Based on the PCT filing,  national and regional patent applications may be filed in the United States, European Union, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, Brazil, China, Hong Kong, India, Israel, Mexico, New Zealand, Russia, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.

We or our licensors, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are obligated under the UC Agreement to indemnify and hold harmless UC for damages arising from intellectual property infringement by us resulting from exercise of the license from UC. If we or our licensors, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to  prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

Because the antibody landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our Probody technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our Probody technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates or we could lose certain rights to grant sublicenses.

Our current license imposes, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us.

Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the U.S. and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing, our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Government Regulation

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

All of our product candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We plan to commence a Phase 1 clinical trial of CX-072 for cancer in 2016, and a Phase 1 clinical trial of the Probody drug conjugate directed against CD-166 for cancer in 2017. Commencing these clinical trials is subject to finalizing the trial design and filing an Investigational New Drug application (an “IND”) or similar filing with the FDA or similar foreign regulatory authority. Even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of our product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

•	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
•	obtaining regulatory approval to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board (“IRB”) approval at each clinical trial site;
•	recruiting suitable patients to participate in a clinical trial;
•	developing and validating the companion diagnostic to be used in a clinical trial;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of our product candidates for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

Because the product candidates we are developing may represent a new class of therapeutic biologics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these product candidates. While we believe the product candidates that we are currently developing are regulated as therapeutic biologics that are subject to requirements for review and approval of a Biologics License Application (“BLA”) by the FDA’s Center for Drug Evaluation and Research (“CDER”), the FDA could decide to regulate them as drugs that are subject to requirements for review and approval of a New Drug Application (an “NDA”) by CDER or as biological products that are subject to requirements for review and approval of a BLA by the FDA’s Center for Biologics Evaluation and Research (“CBER”). The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs and therapeutic biologics, and the FDA’s standards, especially regarding product safety, appear to have become more stringent.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a risk evaluation and mitigation strategies (“REMS”) plan as part of an NDA or BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the U.S. and vice versa.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if   approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we or our existing or future collaborators obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners;
•	suspension or revocation of product license approvals;
•	product seizure or detention or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects therapeutic biologics to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling      the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

In addition to legislation already in effect, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for our product candidates or the amounts of reimbursement available from governmental agencies or third party payors.

If we or existing or future collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent  claim for purposes of the False Claims Act;

•

HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations (“HITECH”), which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

the federal Open Payments regulations under the National Physician Payment Transparency Program have been issued under the ACA, which require that manufacturers of drugs and therapeutic biologics reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report to the Department of Health and Human Services certain consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in   significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to  penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

If we or future collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;
•	warning letters;
•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•	restrictions on, or prohibitions against, marketing our products;
•	restrictions on, or prohibitions against, importation or exportation of our products;
•	suspension of review or refusal to approve pending applications or supplements to approved applications;
•	exclusion from participation in government-funded healthcare programs;
•	exclusion from eligibility for the award of government contracts for our products;
•	suspension or withdrawal of product approvals;
•	seizures or administrative detention of products;
•	injunctions; and
•	civil and criminal penalties and fines.

If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected. There may be significant delays in obtaining reimbursement for newly-approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower-cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs or therapeutic biologics that we develop and for which we obtain regulatory approval could have a material and adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2024 unless additional legislative action is taken. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The full impact on our business, financial condition, results of operations and prospects of these cuts is uncertain. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for any of our product candidates, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

In the event that any of our product candidates receives regulatory approval and we or others identify undesirable side effects caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we may be required to recall the product or change the way the product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

A Breakthrough Therapy Designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA can also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation.

A Fast Track Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for some of our product candidates. If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek Orphan Drug Designation for some of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs or therapeutic biologics with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic with the same active moiety for the same condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates,  we may never receive such designations.

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to the ongoing development of our Probody platform, our product candidates or future development programs;
•	results of clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
•

our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•	regulatory developments affecting our product candidates or those of our competitors; and
•	changes in general market and economic conditions.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	results of preclinical and clinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

The employment agreements with our executive officers may require us to pay severance benefits to officers in connection with termination of employment or upon a change of control of us, which could harm our financial condition.

Sean A. McCarthy, D. Phil. our president and chief executive officer, is entitled to receive a lump sum payment equal to one year of his base salary as well as continued medical and dental coverage for a period of one year following his termination of employment due to good reason or without cause. In the event of a change in control and a termination of employment without cause or due to good reason Dr. McCarthy would similarly receive one year of his base salary as well as continued medical and dental coverage for a period of one year, as well as an additional lump sum payment equal to his target annual bonus for the calendar year in which his employment is terminated and full vesting of his outstanding option awards. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. Furthermore, the payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the consummation of the IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by   our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These   provisions include:

•	a prohibition on actions by our stockholders by written consent;
•

a requirement that special meetings of stockholders, which our company is not obligated to call more than once per calendar year, be called only by the chairman of our board of directors, our chief executive officer, our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or, subject to certain conditions, by our secretary at the request of the stockholders holding of record, in the aggregate, shares entitled to cast not less than ten percent of the votes at a meeting of the stockholders (assuming all shares entitled to vote at such meeting were present and voted);

•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings;
•	division of our board of directors into three classes, serving staggered terms of three years each; and
•	the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, as amended, which prohibits a person who owns in excess of 15 percent of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15 percent of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are not currently required to comply with the SEC’s rules that implement Section 404, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate -through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may incur significant costs from class action litigation due to our expected stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of future collaborators or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, as amended, our amended and restated certificate of incorporation or our amended and restated bylaws, any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws or any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

In October 2015, upon the consummation of our IPO, all 27,135,453 shares or our then-outstanding convertible preferred stock automatically converted into 27,135,453 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

In October 2015, in connection with the consummation of our IPO, we issued 60,640 shares of common stock upon the net exercise of all outstanding warrants held by our existing investor at a weighted average exercise price of $3.084 per share.

Use of Proceeds

On October 14, 2015, we consummated our IPO and sold 7,666,667 shares of common stock, including the sale of 1,000,000 shares of common stock to the underwriters upon full exercise of their over-allotment option at an initial offering price of $12.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206658), which was declared effective by the SEC on October 7, 2015. No additional shares were registered. The joint book-running managers for the IPO were Merrill Lynch, Pierce, Fenner and Smith Incorporated, Jefferies LLC and Cowen and Company and LLC. Oppenheimer & Co. served as manager for the IPO. We received net proceeds from the IPO of approximately $82.4 million, after deducting underwriting discounts and commissions of $6.4 million and offering expenses of approximately $3.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 8, 2015.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CytomX Therapeutics, Inc.

Date: November 23, 2015	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 23, 2015	By:	/s/ Robert C. Goeltz
Robert C. Goeltz II
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by CytomX Therapeutics, Inc. on October 19, 2015 (File No. 001-37587)).

3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by CytomX Therapeutics, Inc. on October 19, 2015 (File No. 001-37587)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by CytomX Therapeutics, Inc. on August 28, 2015 (File No. 333-206658)).

4.2

Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by CytomX Therapeutics, Inc. on August 28, 2015 (File No. 333-206658)).

10.1

2015 Equity Incentive Plan, effective October 14, 2015 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by CytomX Therapeutics, Inc. on August 28, 2015 (File No. 333-206658)).

10.2

2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan, effective October 14, 2015 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by CytomX Therapeutics, Inc. on August 28, 2015 (File No. 333-206658)).

10.3

Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed by CytomX Therapeutics, Inc. on August 28, 2015 (File No. 333-206658)).

10.4**	Form of 2015 Equity Incentive Plan Option Agreement.

10.5**	Form of 2015 Equity Incentive Plan Early Exercise Option Agreement.

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer of CytomX Therapeutics, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer of CytomX Therapeutics, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of CytomX Therapeutics, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of CytomX Therapeutics, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

**Filed herewith.