Form 10-K
period 2015-12-31
CytomX Therapeutics, Inc.
filed 2016-03-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
343 Oyster Point Boulevard, Suite 100 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 515-3185

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its common stock, par value $0.00001 per share, on October 14, 2015. There was no public market for the registrant’s common stock as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 2, 2016, 36,077,873 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•

the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug application (“IND”), Clinical Trial Application, New Drug Application (“NDA”), Biologics License Application (“BLA”) and other regulatory submissions;

•	our receipt and timing of any milestone payments or royalties under any existing or future research collaboration and license agreements or arrangements;
•	our expectations regarding the activity of our product candidates once administered in a human subject;
•	our expectations and beliefs regarding the evolution of the market for cancer therapies and development of the immuno-oncology industry;
•	our ability to identify and develop products for novel cancer targets;
•	our dependence on existing and future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;
•	our ability to identify and develop product candidates for treatment of additional disease indications;
•	our or an existing or future collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;
•	the rate and degree of market acceptance of any approved products candidates;
•	the commercialization of any approved product candidates;
•	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in the collaborations;
•	the implementation of our business model and strategic plans for our business, technologies and product candidates;
•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
•	our ability to obtain additional funds for our operations;
•

our or any existing or future collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;
•

our reliance on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial product supplies;

•	our ability to attract and retain qualified key management and technical personnel;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;

•	our financial performance; and
•	developments relating to our competitors or our industry.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors and discussed elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and therapeutic biologics, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our” and the “Company” refer to CytomX Therapeutics, Inc.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

We are an oncology-focused biopharmaceutical company pioneering a novel class of antibody therapeutics based on our Probody technology platform. We are using our platform to create proprietary cancer immunotherapies against clinically-validated targets as well as to develop first-in-class cancer therapeutics against novel targets. We believe that our Probody platform will allow us to improve the combined efficacy and safety profile, or therapeutic window, of monoclonal antibody modalities including cancer immunotherapies, antibody drug conjugates (“ADCs”) and T-cell-recruiting bispecific antibodies. Our Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. We are currently developing Probody therapeutics that address clinically-validated cancer targets in immuno-oncology, such as PD-L1, as well as novel targets, such as CD-166, that are difficult to drug and lead to concerns about damage to healthy tissues, or toxicities. In addition to our proprietary programs, we are collaborating with strategic partners including Bristol- Myers Squibb Company (“BMS”), Pfizer Inc. (“Pfizer”), ImmunoGen, Inc. (“ImmunoGen”) and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) to develop selected Probody therapeutics. Our broad technology platform and lead product candidates are supported by a decade of thorough scientific research and strong intellectual property, and we are advancing these candidates toward clinical trials. Our vision is to transform lives with safer, more effective therapies. To realize this vision we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

The premise of our Probody platform is to apply the prodrug concept to create a therapeutic antibody that remains inactive until it reaches the tumor. Probody therapeutics therefore have the potential to produce additional tumor specificity and enhanced safety profiles because they are designed to have limited interaction with their molecular targets in healthy tissue. This approach of dosing drugs in a form such that they are only activated after reaching certain tissues is called the prodrug approach, and has been used with many small molecule drugs, but has never before been effectively pursued using therapeutic antibodies.

Cancer is the second leading cause of mortality in the United States and accounts for nearly one in every four deaths. Early cancer research and treatment relied on relatively non-specific and highly toxic small molecule chemotherapies. Over the last twenty years, a new paradigm of cancer research and treatment has emerged that is focused on more targeted therapies, including monoclonal antibody modalities, which represent some of the most effective and top-selling therapies on the market today. The leading three monoclonal antibodies for cancer generated more than $20 billion in global sales in 2014. More recently, immuno-oncology has emerged as a promising new field of cancer therapy that aims to enhance anti-tumor immune responses by, for example, overcoming the suppressive mechanisms that cancer cells have developed to evade the immune system. These therapies have shown the potential to provide dramatic efficacy and to extend survival, even in cancers in which conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. In addition, new classes of monoclonal antibody modalities have also reached the market. These new classes include ADCs and bispecific antibodies, which have more potency than first-generation antibodies.

Despite these advancements, many therapeutic antibodies are limited by a suboptimal therapeutic window. For example, the targets of antibody therapies are often found not only on tumors but also on healthy tissue, leading to toxicities. Consequently, there remains a significant need for therapeutics that are more efficacious, safe and tolerable. We believe our technology has the potential to address this need and represents the next evolution of targeted cancer therapies.

A Probody therapeutic consists of three components produced as a single protein by standard antibody production methodology: an active anti-cancer antibody, a mask for the antibody and a protease-cleavable linker. In preclinical testing, we have demonstrated the function of each of these components. The mask is a peptide designed to disguise the active binding site of the antibody to prevent the therapeutic from binding to healthy tissues. The following graphic depicts the three components of a Probody therapeutic, interacting with a protease:

When a Probody therapeutic enters a tumor, it encounters proteases, which are enzymes that cleave proteins and are active primarily in the tumor microenvironment. The proteases in the tumor cleave the linker, releasing the mask and allowing the antibody to attack the tumor. The following graphic depicts the activation of a Probody therapeutic by proteases:

The activity of proteases is a hallmark of virtually every type of solid tumor that has been studied, with thousands of scientific papers documenting this phenomenon. Our Probody technology is designed to take advantage of the fact that while proteases are active in cancerous tissues, they remain under tight physiological control in healthy tissues. Probody technology uses tumor-associated proteases to selectively cleave and activate Probody therapeutics in the immediate vicinity of tumors. Our Probody therapeutics are therefore designed to be activated by proteases predominantly in the tumor microenvironment while remaining largely in an inactive state in healthy tissues.

Key Advantages of Our Probody Platform

We believe that our Probody platform provides the following key advantages:

•

A novel therapeutic antibody class enabled by our proprietary platform. We believe we have a differentiated technology platform that gives us a substantial competitive advantage supported by more than a decade of research and strong intellectual property.

•

Potential to improve the therapeutic window of antibody-based therapeutics. By engineering our therapeutics to selectively activate in the tumor microenvironment, our Probody product candidates have the potential to improve safety and tolerability while simultaneously achieving better outcomes.

•

Ability to combine more effectively with other therapies. We believe the therapeutic window and tumor specificity of our candidates will reduce the dose-limiting toxicities observed in combination therapies and thus enable new combinations with other cancer therapies that are difficult or impossible to use.

•

Applicability across many molecular targets. We believe that our technology addresses many different molecular targets expressed by many different kinds of tumors—including targets that are difficult to address because they are also expressed on healthy tissue—because Probody therapeutics are designed to have limited interaction with non-cancerous tissues.

•

Versatility across antibody modalities. We believe that our technology can be applied to any antibody-based therapy, including novel potent modalities like ADCs, T-cell-recruiting bispecific antibodies and CARs, which are cell-based therapies that contain chimeric antigen receptors.

Pipeline Strategies

We have three pipeline strategies that we are pursuing with our Probody platform:

•

Develop a novel class of cancer immunotherapies directed against clinically-validated targets. Through our technology platform, we believe that we can expand the therapeutic window where current antibody therapies have encountered challenges with respect to safety or efficacy. For example, combination therapies in immuno-oncology have shown great promise in terms of efficacy but have been restricted by dose-limiting toxicities. Recent preclinical research has shown that localizing cancer immunotherapies to cancerous tissue has the potential to improve the therapeutic window in patients treated with the immunotherapies. We therefore see an opportunity to develop cancer immunotherapies using Probody therapeutics as the backbone for combination therapies. Our lead proprietary program for this pipeline strategy is CX-072, a Probody therapeutic candidate directed against PD-L1, a clinically-validated target in multiple tumor types including non-small cell lung cancer, bladder cancer and melanoma.

•

Develop novel first-in-class therapeutics directed against difficult-to-drug targets. We believe we can create a therapeutic window in patients for targets where none exists because current approaches have not been viable as a result of toxicity concerns. Our Probody technology has the potential to address targets that are expressed in both tumor tissues and healthy tissues, which otherwise makes development of safe drugs and therapeutic biologics difficult. Given the novelty of these treatments and their potential to address unmet medical needs, we expect to pursue expedited review or accelerated approval paths, such as breakthrough therapy and fast-track designations, for these compounds. Furthermore, our Probody technology potentially enables us to take better advantage of the most potent modalities of monoclonal antibody therapeutics, such as ADCs and bispecific antibodies. Our lead proprietary candidate for this pipeline strategy is CX-2009, a Probody drug conjugate (a “PDC”) directed against the target CD-166, which is expressed in multiple tumor types including breast, lung, colorectal and prostate cancer.

•

Collaborate with leading biopharmaceutical companies to discover and develop Probody therapeutics against selected targets. Since 2013, we have entered into product-focused collaborations with BMS, Pfizer, ImmunoGen and MD Anderson to develop certain Probody therapeutics. For example, we have collaborated with a leader in the field of immuno-oncology, BMS, to develop a novel Probody therapeutic directed against cytotoxic T-lymphocyte-associated antigen 4 (“CTLA-4”), the target for Yervoy. Yervoy is a top-selling cancer therapeutic with $1.3 billion in sales in 2014. We foresee the opportunity to improve the therapeutic window of a CTLA-4 antibody with a Probody therapeutic. Given the breadth of opportunities for our Probody platform, collaborations continue to be an important part of our pipeline strategy.

Our Pipeline

The following chart provides an overview of the status of each of our programs:

In addition to the INDs we anticipate filing for CX-072 and CX-2009, we believe that the programs in our pipeline have the potential to generate product candidates that could enable us to file INDs on such products in 2017 or 2018.

Our Company Origins, Team and Investors

Our Probody platform technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued developing and adding to this technology and aspire to design a pipeline of Probody therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our chief executive officer, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our research and preclinical development team is led by Dr. Michael Kavanaugh, chief scientific officer, and includes renowned and established researchers, and our clinical development team is led by Dr. Rachel Humphrey, chief medical officer. Our management team members have proven track records in oncology with previous experience at Amgen, Chiron, Five Prime, Genentech, Maxygen, Medarex, Millennium, Novartis, Onyx, SGX and others.

Our Business Strategy

We are utilizing our innovative Probody platform to build a long-term, multiproduct company focused on the development of new cancer treatments. Our vision is to transform lives with safer, more effective therapies. To realize this vision we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

Our strategy encompasses the following key elements:

•

Develop and advance our pipeline of Probody cancer immunotherapies directed against clinically-validated targets. We are developing Probody therapeutics against clinically-validated immuno-oncology targets with the goal of expanding the therapeutic window of antibody therapeutics in this important, emerging area of cancer therapy. The potentially improved safety profile offered by our Probody platform could unlock the promise of novel combinations with immunotherapies, an effective anti-cancer approach currently limited by unfavorable toxicities. Our lead wholly-owned program utilizing this approach is CX-072, our PD-L1 Probody therapeutic.

•

Develop and advance our pipeline of first-in-class Probody cancer therapies directed against novel targets. We are developing Probody therapeutics against difficult-to-drug targets. Currently, many compelling cancer targets cannot be effectively targeted due to potential toxicity concerns, as these targets are expressed both in healthy tissue and in tumor tissue. Our Probody platform has the potential to generate a pipeline of products that remain largely inactive until they reach the tumor, activating specifically in the tumor microenvironment and potentially avoiding toxicity associated with binding to cells in healthy tissue. Our lead wholly owned program utilizing this approach is CX-2009, a first-in-class PDC targeting CD-166.

•

Establish collaborations on selected programs with leading biopharmaceutical companies while retaining significant ownership of our pipeline. We believe that establishing strategic collaborations with leading biopharmaceutical companies will build value for our shareholders. To date we have entered into collaborations with BMS, Pfizer and ImmunoGen. These alliances are multi-target, product-focused collaborations with the objective of broadening the reach of our Probody platform. For example, we are collaborating with BMS, a leader in immuno-oncology, on the discovery and development of a Probody version of Yervoy, an approved antibody targeting CTLA-4. Our current strategy is to retain full ownership of key products in our pipeline and partner selected programs. We intend to retain certain development and commercial rights for products in these future collaborations.

•

Maximize value creation by advancing our lead products to commercialization, by ourselves or with partners. We currently have global development, marketing and commercialization rights for our lead product candidates, which target PD-L1 and CD-166, as well as additional pipeline candidates. Should we obtain regulatory approval for any of our products, we plan to build a commercial infrastructure to market our products. We may choose to opportunistically partner with biopharmaceutical companies on large and complex oncology indications. Furthermore, we may choose to partner in geographical areas outside the United States, as comprehensive capabilities of a leading industry partner may offer a faster path to key non-U.S. markets.

•

Maintain our competitive advantage by continuing to invest in our Probody platform for the long term. Our platform is based on innovative science developed over the previous decade. We believe our technology has the potential to produce multiple product candidates in the future across a wide range of oncology indications, creating a robust pipeline of anti-cancer agents. We plan to continue exploring and investing further in our Probody technology to fully realize the potential of our platform.

•

Nurture and reinforce our company’s culture and core values to drive the highest levels of performance and continue to attract the best talent. Our core values of integrity, commitment, creativity, teamwork, accountability and fun are central to our success as a company. These values, along with our mission and vision statements, align our team with our corporate goals and serve to attract top talent that seeks to have an impact on cancer treatment.

Cancer Remains a Major Unmet Medical Need

Cancer is the second leading cause of mortality in the United States, accounting for nearly one in every four deaths. Approximately 40% of Americans will develop cancer according to the American Cancer Society.

Cancer treatment has traditionally included chemotherapy, radiation, surgery or a combination of these approaches. Small molecule chemotherapy agents can be effective in certain types of cancer, but they can also cause toxicities that may lead to life-threatening consequences, lower quality of life or untimely termination of treatment. Furthermore, these agents offer limited efficacy in many types of cancer.

Over the last twenty years, a new paradigm of cancer research and treatment has emerged that involves more targeted therapies, including monoclonal antibodies. Monoclonal antibodies are proteins derived from living organisms that bind to targets, called antigens, on tumor cells and then inhibit tumor growth. As a drug class, monoclonal antibodies have transformed oncology treatment and represent some of the most effective and top selling therapies on the market. For example, Herceptin, Avastin and Rituxan have dominated the market with over $20 billion in annual sales. The success of conventional monoclonal antibodies has been hindered by limited efficacy and by safety and tolerability concerns. Administration of antibodies may cause systemic side effects, as well as localized, organ-specific damage. Much of this toxicity is a direct consequence of the fact that healthy tissues express the same antigens that antibodies target on cancerous cells.

More recently, immuno-oncology has emerged as a promising new field of cancer therapy that aims to enhance anti-tumor immune responses by, for example, overcoming mechanisms that cancer cells have developed to evade the immune system. Some cancer cells overly express proteins, called immune checkpoints, that apply brakes to the immune system, and enable the tumor cells to evade destruction. Immune checkpoint inhibitors nivolumab, pembrolizumab and ipilimumab—antibodies targeting these immune inhibitory proteins— release these brakes and allow the immune system to destroy the tumor. These drugs have shown promising efficacy in clinical trials, including long-term remission in certain patients, and have been approved for the treatment of melanoma and non-small cell lung cancer. They are currently being explored for multiple other solid tumor indications. Although these drugs have demonstrated promising results, only a minority of patients receive durable benefit from treatment with these agents alone. Most recently, combination regimens of immunotherapy agents have demonstrated signs of improved efficacy in larger numbers of patients. We believe that combination therapy will play a critical role in future cancer immunotherapy regimens. However, many of these combinations have significant toxicity and tolerability issues, due in part to the activation of the immune system in both healthy and cancerous environments. We believe these issues will likely impact further clinical and commercial advancements of combination cancer immunotherapies.

In the past decade, a new modality of highly potent monoclonal antibody-based therapies has emerged.

ADCs represent one such modality. These agents are comprised of two functional units chemically fused or conjugated to each other: a cytotoxic drug payload and a monoclonal antibody. ADCs combine the targeting abilities of the antibody with the cancer killing ability of cytotoxic drugs, leading to better specificity in targeting tumor cells compared to traditional chemotherapy. Ado-trastuzumab emtansine and brentuximab vedotin are ADCs that have been approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. Bispecific antibodies, another class of second-generation biologics, have the ability to simultaneously bind a cancer cell and a T-cell, leading to the destruction of the cancerous cell by the T-cell. This ability improves the potency of bispecific antibodies compared to first-generation monoclonal antibodies.

Blinatumomab is an example of a T-cell-recruiting bispecific antibody that has recently been approved for the treatment of relapsed or refractory acute lymphoblastic leukemia (“ALL”). While all of these potent new therapies have shown promise, none addresses a key limitation of antibody-based therapeutics—expression of targets in healthy tissue, which leads to toxicity and limits clinical use.

Exploiting Protease Biology for our Proprietary Probody Platform

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by redundant mechanisms, with very little extracellular protease activity detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, allowing for tumor growth, invasion and metastasis. We have been studying the role proteases play in cancer for over a decade, and how to use the proteases in tumors to our advantage. Probody therapeutics are designed to be activated in this protease-rich tumor microenvironment but not in healthy tissue where proteases are under tight control.

Our Probody Platform

Our Probody platform utilizes active proteases in tumor tissue to allow monoclonal antibody-based therapies to be delivered in an inactive state and then to be activated at the tumor site. This approach is designed to limit toxicity that typically arises from the binding of an antibody to a target in healthy tissues while preserving biological activity in the tumor where it is desired. We have demonstrated the applicability of the Probody platform to multiple monoclonal antibody modalities, including ADCs and T-cell-recruiting bispecifics. We are also investigating the application of Probody technology to CARs, which are cell-based therapies that contain chimeric antigen receptors.

Our Probody therapeutic consists of three components: an active anti-cancer antibody, a mask for the antibody and a protease-cleavable linker. In preclinical testing, we have demonstrated the function of each of these components. The mask is a peptide that limits the binding of a Probody therapeutic to its target in healthy tissues when introduced into the circulation. The mask can be released from the Probody therapeutic by specific tumor-associated proteases. When a Probody therapeutic encounters an activated protease, an enzyme that is active primarily in the tumor microenvironment, the protease cleaves the linker and releases the mask, freeing the antibody component to attack the tumor. We believe that this approach will localize therapeutic effects to the tumor and minimize toxicities in healthy tissue, as shown in the figure below:

Each Probody therapeutic is recombinant; that is, it is created using molecular biology techniques so that both the binding function and the cleavable linker function are encoded in the nucleic acid sequence and expressed as a single protein, like other monoclonal antibody therapeutics.

The design of the mask peptide and protease-cleavable linker is technically challenging. Together with experts in the field, we spent the last decade conducting research to characterize protease activity and to engineer proteins to take advantage of specific proteases. In addition, we devised criteria for identifying proteases that would work best in the context of our platform. Among these criteria, we targeted proteases that were:

•	highly expressed in active form across multiple tumor types;
•	either located on the outer cell surface or secreted by the cell;
•	able to remove a mask from a Probody therapeutic; and
•	significantly less active in normal, healthy tissues or in blood.

We have chosen and optimized protease-cleavable linkers so that any one of a number of activated proteases can cleave them. For example, our linkers can be cleaved by proteases such as matriptase and matrix metalloproteases, which have been shown to be active in numerous cancers such as colon, breast and pancreatic. Using this approach, we believe our Probody therapeutics can be cleaved and activated by at least one protease in the majority of tumors. We also developed a proprietary process to identify and optimize the mask peptides.

Mask peptides must be potent enough to block the normal target binding activity of the antibody, but weak enough that they are readily displaced upon protease cleavage. We believe our expertise in fine-tuning our platform technology is a competitive advantage.

Our Pipeline Strategies For Our Probody Platform

Our First Pipeline Strategy

A novel class of cancer immunotherapies directed against clinically-validated targets. Through our technology platform, we believe that we can expand the therapeutic window for clinically-validated targets where current therapies have encountered challenges with respect to safety or efficacy. We have validated this approach preclinically with multiple targets, and plan to develop multiple novel Probody therapeutics in the field of immuno-oncology to address just such issues. Our first Probody product candidate in this area, CX-072, is directed against PD-L1 and is described later in this section.

Opportunity for safer and more effective therapies in immuno-oncology. We believe we have multiple opportunities to enter the immuno-oncology field given the potentially enhanced safety and efficacy profiles of our Probody product candidates. In particular, therapeutic approaches already validated by current drugs offer us attractive entry points. The approaches we are targeting initially are checkpoint inhibitors, where severe dose- limiting toxicities have been observed, especially in combination therapies.

The immune system is capable of recognizing and eliminating tumor cells; however tumors are sometimes able to block the immune response through alteration of regulatory checkpoint pathways. Tumors express proteins, called checkpoint proteins, which can apply the brakes to the immune system, preventing it from attacking the tumor. By creating a monoclonal antibody that inhibits these proteins, the brakes can be released, and the immune system can eliminate the tumor. Novel cancer therapies that target these proteins are being tested in clinical trials by others, and three antibody products, ipilimumab, pembrolizumab and nivolumab, have recently been approved by the United States Food and Drug Administration (the “FDA”).

While this approach has resulted in remarkable clinical results, including long-term remissions in patients who previously would have died, there are significant toxicities associated with these therapies. Because tumors use the same mechanisms to inhibit the immune system that the body uses to ensure that the immune system does not attack normal tissues, these therapies release the brakes not only in the tumor, but also elsewhere in the body. This can result in the immune system attacking normal tissues and a number of toxicities, including, for example, severe lung inflammation.

Combination therapy is the next frontier in immuno-oncology. While single-agent therapy has proven to be effective in certain patients (inducing effective, durable remissions), the oncology community is currently exploring new, more potent combinations to create longer-term and more durable responses in a larger percentage of patients. This new potency addresses the lack of response seen in the majority of patients, but it brings with it additional toxicity. Data emerging from clinical studies has suggested that some combinations may provide promising enhanced anti-tumor efficacy, but at the expense of greater toxicities that may limit their clinical utility. In a recent clinical trial, 58% of patients treated with the combination of nivolumab and ipilimumab had an objective response, but 36% had adverse events severe enough that they had to withdraw from the trial and discontinue combination therapy. That withdrawal rate compared to 8% of patients receiving nivolumab alone and 15% of patients receiving ipilimumab alone. In another recent study, high grade drug- related toxicities persisted in approximately 29% of patients, even when the doses of the drugs were reduced and they were given less often.

Our Probody therapeutic solution for immuno-oncology. Recent research results have suggested that immunotherapy that is specifically directed to the tumor microenvironment while sparing the rest of the body may allow efficacy without the toxicities seen with systemic delivery of these drugs. In a mouse model investigators have shown efficacy of antibodies targeting CTLA-4 at much lower doses when the antibody was injected directly into a tumor rather than infused into the blood stream and delivered systemically. This result suggests that there are sufficient tumor-reactive immune cells, called T-cells, activated by the antibodies targeting CTLA-4 within the tumor to elicit an anti-tumor response, and that activation of T-cells outside of the tumor is not required to get the desired therapeutic effect. Therefore, local activation of immuno-oncology agents, such as checkpoint inhibitors, in the tumor microenvironment may yield efficacy while minimizing systemic exposure that may lead to toxicity.

Based on these results and our own research, we believe that inhibiting the checkpoints on T-cells locally, rather than systemically, using the Probody technology will significantly reduce toxicities and increase the tolerability of these types of cancer immunotherapies, especially in combination with other therapies. We believe that the challenges faced by combinations, including combinations with PD-L1 checkpoint inhibitors, will be observed across many classes of immuno-oncology therapeutics and other cancer therapeutics. We believe that Probody therapeutics represent an attractive way to limit or avoid the toxicities that are observed in these approaches, leading to better efficacy and safety. We believe that CX-072, our PD-L1 Probody therapeutic and follow-on product candidates against other immuno-oncology targets, for example, PD-1, have the potential to become a new backbone of the combination therapy in immuno-oncology.

The following graphic illustrates the central role in immuno-oncology that we believe CX-072 could play as a combination therapy partner for a variety of existing therapeutics:

Our Second Pipeline Strategy

Novel first-in-class therapeutics directed against difficult-to-drug targets. We believe we can create a therapeutic window in patients for targets where none exists in cases where current approaches have not been viable or are not expected to be viable because of toxicity concerns. Furthermore, our Probody technology potentially enables us to take better advantage of the most potent modalities of monoclonal antibody therapeutics such as ADCs and bispecific antibodies, which can be too toxic to use in some settings. We have validated this approach with multiple preclinical Probody therapeutics. Our first Probody product candidate in this area is CX-2009, a PDC directed against CD-166, described later in this section.

Opportunity for therapies against difficult-to-drug targets. We are addressing targets that are difficult to drug, in a way that we believe will make these targets useful for cancer therapies for the first time. The development of oncology therapeutics has traditionally been hindered by the need to find “druggable” targets, that is, proteins that not only can be biologically affected by therapeutics, but also are found in abundance on tumor cells and not so abundantly on normal cells. Based on the conventional paradigm, a druggable target must be expressed at very low levels, or be absent, on healthy cells or there will likely be indiscriminate cell killing and toxicities as a result. Further, the target should be expressed at high levels in tumors to allow delivery of high levels of cytotoxic drug to the tumor. As a consequence, only a small number of targets have an expression profile that is suitable for developing effective oncology drugs and avoiding toxicity in normal tissues. This is especially the case for the new generation of highly potent antibody-based therapies, such as ADCs, T-cell- recruiting bispecific antibodies, and others, whose extreme potency typically demands even more stringent target selection.

Accordingly, targets that are difficult to drug due to their wide expression represent a very attractive new space for cancer drug development that other companies have largely not been able to pursue. Given our Probody technology, we believe we are in a position to address many new targets in previously untapped areas and open up a greater portion of tumor biology to therapeutic intervention.

Our Probody solution to difficult-to-drug targets. To be effective therapeutics, ADCs must bind to highly expressed tumor targets to enable the delivery of enough Cytotoxic payload to kill tumor cells, yet bind at low levels to normal tissues. We have systemically surveyed the human genome to identify targets for PDCs that are highly expressed in tumor tissue but that have not been pursued by others because of the concern of toxicity due to healthy tissue expression. Our Probody therapeutics have the potential to deliver more payload to tumor tissue but not significantly bind normal tissues, thereby creating products with viable therapeutic windows in patients. We have identified and are pursuing a number of such targets, such as CD-166. CD-166 is expressed at high levels in tumor cells, which may allow delivery of high levels of cytotoxin and therefore enable efficient tumor killing. Further, unlike conventional ADC targets, which are found in only a small number of tumor types because of their requirements for low normal tissue expression, PDC targets can be found in many different tumor types, suggesting that these product candidates could address very large markets.

PDC targets are expressed in many more cancers than validated ADC targets. Shown below is the prevalence of high level expression of certain clinically-validated targets:

		Breast	Prostate	Pancreas	Ovarian	NHL	Lung	Bladder
	CD-166	70%	80%	20%	50%	—	70%	15%
PDC Targets	CD-71	50%	30%	50%	60%	>90%	70%	50%
	ITGA3	15%	10%	>90%	75%	—	15%	>95%
Typical ADC Targets	HER2	25%	<5%	<5%	<5%	—	<5%	<5%
	CD-30	—	—	—	—	~50%	—	—

Our Third Pipeline Strategy

Collaborations with leading biopharmaceutical companies to advance Probody product candidates. We believe that the Probody platform has broad applicability across a number of targets and antibody formats. We have leveraged strategic partnering to extend the reach of our therapeutic opportunity. Since the beginning of 2013, we have entered into product-focused collaborations with Pfizer, ImmunoGen, and BMS to enable development of certain Probody therapeutics. In constructing each of these collaborations, our primary objectives were to collaborate with leading biopharmaceutical players to validate the potential of Probody therapeutics, to gain meaningful near-term funding and/or technology access to enable advancement of CytomX’s wholly owned Probody therapeutics pipeline, and to retain significant milestones and royalties for long term upside. The details of our three existing collaborations are as follows:

•

BMS Probody therapeutic collaboration. In May 2014, we entered into a collaboration with BMS for up to four targets. The initial focus of this collaboration is to develop Probody therapeutics against certain immunotherapy targets. We chose to form a collaboration with BMS because we believe that they have industry leading capabilities in immunotherapy, including approved products such as Yervoy, targeting CTLA-4, and Opdivo, targeting PD-1. The BMS collaboration provides us with a $50 million upfront payment, up to $25 million in additional target nomination fees, research funding, up to $1,192 million in development, regulatory, and commercial milestones and mid-single digit to low-teen royalties on net sales of products arising from this collaboration. Our collaboration is structured such that we are responsible for generating Probody therapeutics against selected BMS targets. BMS is responsible for development and commercialization for each of the four product candidates and bears all such costs in the collaboration. BMS has selected three of the targets in this collaboration and has an option to nominate one additional target. The most advanced product candidate in this collaboration is our CTLA-4 Probody product candidate, which is currently in lead optimization stage. In preclinical models, our CTLA-4 Probody candidate has demonstrated in vivo efficacy with reduced systemic T-cell activation as compared to the underlying CTLA-4 antibody. Given their success with Yervoy, an antibody that targets CTLA-4, we believe that BMS is the optimal partner to advance a Probody therapeutic against this clinically-validated target. The second target that BMS has selected is also a cancer immunotherapy target. In preclinical models, Probody candidates against this target have demonstrated in vivo efficacy with reduced toxicity as compared to the underlying antibody.

•

Pfizer PDC collaboration. In May 2013, we entered into a collaboration with Pfizer for up to four targets. We chose to form a collaboration with Pfizer because we believe that they have industry leading capabilities in ADCs, including access to proprietary drug conjugate linkers and toxins. The Pfizer collaboration provides us with up to $25 million in upfront payments, research funding, and near term milestones, up to $610 million in development, regulatory, and commercial milestones, and mid-single digit to low-teen royalties. Our collaboration is structured such that we are responsible for generating Probody therapeutics against Pfizer-selected targets and Pfizer is responsible for conjugating the Probody therapeutics with their proprietary toxins and related linkers to create PDCs. If Pfizer exercises its option for a commercial license, it would be responsible for development and commercialization for each of the four product candidates and would bear all costs in the collaboration. Pfizer has selected three of the targets in this collaboration and has an option to nominate one additional target. The most advanced program in the collaboration is in the lead optimization stage.

•

ImmunoGen PDC collaboration. In January 2014, we entered into a collaboration with ImmunoGen in which we gained limited access to ImmunoGen’s drug conjugate technology in exchange for ImmunoGen gaining limited access to our Probody platform. We chose to form a collaboration with ImmunoGen because they have drug conjugate technology that has been clinically-validated for multiple antibody products targeting solid tumor indications, including Kadcyla and mirvetuximab soravtansine. Our collaboration is structured so that we have access to ImmunoGen’s toxins and related linkers for one of our PDC targets. We have elected to utilize this license to enable our CD-166 PDC program. ImmunoGen is responsible for conjugating our Probody product candidate with their proprietary toxins and related linkers to create the PDC for our research and preclinical development. We have selected CX-2009 as the proprietary candidate for our CD-166 PDC program. In February 2016, we exercised our option under the collaboration agreement with ImmunoGen and obtained a development and commercial license for this product. Under the license agreement, we will pay ImmunoGen up to $60 million in development and regulatory milestones, up to $100 million in sales milestones, and tiered mid to high single digit royalties. ImmunoGen gains access to our Probody platform for two targets, and have already nominated both of these targets. We are responsible for generating Probody therapeutics against these ImmunoGen targets and ImmunoGen is responsible for conjugating these using their proprietary toxins and related linkers to create the PDCs.

ImmunoGen retains full development and commercial rights for these products, and ImmunoGen owes us up to $30 million in development and regulatory milestones, $50 million in sales milestones, and mid-single digit royalties per program. The most advanced ImmunoGen product is currently at discovery stage.

Our Product Candidates

The following chart provides an overview of the status of each of the programs in our pipeline:

PD-L1 Overview

The immune system is capable of recognizing and eliminating tumor cells; however, tumors are sometimes able to evade the immune response through alteration of regulatory checkpoint pathways. One of these pathways is driven by PD-L1 which is overexpressed by some tumors. PD-L1 binds to its receptor, PD-1, on immune T-cells and can suppress immune activation. Between 35% and 100% of certain types of cancer, such as melanoma, hepatocellular carcinoma, colorectal cancer, and non-small cell lung cancer, overexpress PD-L1. Novel cancer therapies that target PD-L1 or PD-1 are being tested in clinical trials by others.

Limitations to Current PD-L1-Targeted Therapeutics

The normal role of the PD-L1/PD-1 pathway is to prevent autoimmune attacks against healthy tissue in the body. Due to the systemic inhibition of this pathway by current cancer immunotherapies, patients face the risk of a number of adverse events associated with inappropriate activation of the immune system beyond the tumor site, including severe lung inflammation. Thus, although PD-L1/PD-1 pathway inhibitors are highly promising in multiple cancers, their toxicity presents a challenge that has not been effectively addressed by existing therapies, particularly when used in combination with other immunotherapies.

Our Product Candidate, CX-072, PD-L1 Probody Therapeutic

Our PD-L1 Probody therapeutic, CX-072, is based on a monoclonal antibody targeting PD-L1 that we developed. We anticipate filing an IND, or similar regulatory filing, for CX-072 with the FDA or a foreign regulatory authority in the second half of 2016.

Our preclinical results have shown that CX-072 binds more weakly to PD-L1 than its underlying antibody in the absence of protease activation because of the presence of the mask. Once the mask is removed, the released antibody component of CX-072 binds to human, mouse, and non-human primate PD-L1 tightly. CX- 072 has shown in vivo efficacy comparable to well-published reference PD-L1-targeting antibodies in various animal models. We expect the tolerability of CX-072 to be higher than other PD-L1-targeting antibodies due to the fact that CX-072’s activity has been shown to be attenuated by the mask such that it does not significantly inhibit the PD-L1/PD-1 checkpoint pathway outside of the tumor.

PD-L1 presents, we believe, an ideal case for the development of a Probody product candidate because it is a clinically validated immuno-oncology target. Further, the fact that PD-L1 is expressed on the surface of tumor cells, physically near to where proteases are found, potentially may favor the efficient cleavage and activation of the PD-L1 Probody therapeutic close to its site of action and ensure the Probody therapeutic will be maximally efficacious.

Preclinical Data

The efficacy of our PD-L1 Probody product candidate in a mouse MC38 xenograft model of colon adenocarcinoma is equivalent to that observed with the PD-L1 monoclonal antibody it was derived from and to published studies of other PD-L1 antibodies, signifying that the Probody therapeutic is activated in tumors in this animal model. Multiple studies have demonstrated that inhibition of PD-L1 by monoclonal antibodies induces autoimmunity in a mouse autoimmune diabetes induction model. The lack of significant systemic activation of this Probody therapeutic was evidenced by its reduced ability to induce autoimmune diabetes compared to the parental antibody. Systemic dosing of a PD-L1 Probody therapeutic in this mouse model did not lead to diabetes in any of the mice while the majority of mice who received the same dose of the parental PD-L1 antibody developed diabetes within one week.

The following graphs demonstrate the comparable efficacy of a PD-L1 Probody therapeutic and a PD-L1-seeking antibody in a mouse colon cancer xenograft model (left panel), as compared to the greater relative safety of the PD-L1 Probody therapeutic (right panel):

To investigate further, we examined how much antibody or Probody therapeutic was present in blood and bound to T-cells in these mice. As shown below in the left panel, the PD-L1 Probody therapeutic and antibody were present at equal levels in the blood. However, as shown below in the right panel, a significant amount of antibody targeting PD-L1 was found attached to T-cells in the blood while very little of the Probody therapeutic was found attached to these cells:

These observations are consistent with our prediction that Probody therapeutic CX-072 should minimally interact with its target, PD-L1, outside of the tumor, should not bind significantly to immune cells in the blood or in the pancreas, and therefore should not induce autoimmunity to the extent that a conventional antibody targeting PD-L1 does. We believe our findings demonstrate for the first time that a PD-L1 blockade limited to the vicinity of the tumor microenvironment is sufficient to drive anti-tumor responses.

Clinical Plan Including Potential Combinations

We intend to initially investigate the clinical potential of our PD-L1 Probody therapeutic in a Phase 1 trial in indications where preliminary efficacy has already been demonstrated with other PD-L1 antibody products used as monotherapy, such as in melanoma, non-small cell lung cancer or bladder cancer. We intend to assess the utility of selecting patients using biomarkers, such as the expression of PD-L1 in the tumor, to increase the probability of patients in our trials responding to our product candidate. We also intend to examine whether the PD-L1 Probody therapeutic is activated in tumors but not systemically. While the primary goal of our Phase 1 trial is safety, we will also assess preliminary evidence of efficacy. We intend to advance our PD-L1 Probody therapeutic into combination trials where our aim is to demonstrate reduced toxicity with similar efficacy versus other combination therapies. Because a large proportion of patients in early trials of combination immunotherapies, such as the combination of ipilimumab and nivolumab, had to withdraw due to toxicity, we believe that a PD-L1 Probody therapeutic has the potential to treat a larger proportion of patients for a longer period of time, allowing more patients to benefit from therapy. We believe that our PD-L1 Probody therapeutic has the potential to become a centerpiece of combination cancer therapy.

Our Product Candidate, CX-2009, CD-166 Probody Therapeutic

CD-166 Overview

CD-166, also referred to as activated leukocyte cell adhesion molecule (“ALCAM”) is involved with cell adhesion and migration. It is expressed at very high levels in many tumors including 70% or more of prostate, breast, and lung cancers and 50% of ovarian cancers. Its expression has been linked to cancer stem cells and overall poor prognosis in cancers such as colorectal cancer. Preliminary experiments conducted at the University of Oslo in a mouse colorectal xenograft model using a CD-166 single-chain antibody delivered directly to the tumor confirmed the potential efficacy of targeting CD-166. However, we believe that CD-166 is a poor candidate for standard antibody-based therapies, including ADCs, because it is widely expressed in many normal tissues.

Our Solution, CD-166 PDC

Our CD-166 PDC, CX-2009, composed of a Probody therapeutic targeting the CD-166 protein antigen coupled to a highly potent cytotoxic drug, DM4. We anticipate filing an IND for CX-2009 in the first half of 2017.

CD-166 is a cell surface protein that is highly expressed in a wide variety of tumors. While its broad and high expression in tumors makes it a very attractive target for antibody-based therapeutics, CD-166 is also expressed in normal tissues, which would normally raise toxicity concerns. We believe that the wide expression of CD-166 would rule out the development of a standard ADC against this target. By contrast, based on preclinical findings, our Probody platform enables us to generate a CD-166 antibody product that remains largely inactive until it reaches the tumor, thus reducing unwanted toxicity associated with binding to cells in normal tissue. As a result, we believe we can create a therapeutic window in patients for our CD-166 PDC where none existed before. In preclinical animal models, we have shown that our CD-166 PDC has antitumor activity similar to a CD-166 monoclonal ADC and is well-tolerated.

We chose to conjugate the antibody component of our CD-166 Probody candidate with a highly potent cytotoxic drug, DM4, developed by and licensed from our partner ImmunoGen. DM4 has an established regulatory and clinical trial history including in ImmunoGen’s IMGN 853, or mirvetuximab soravtansine, a potential new treatment for patients with folate receptor alpha-positive cancer including ovarian cancer. Our goal is to increase the efficacy of our CD-166 Probody therapeutic by including this cytotoxic drug conjugate and we believe that our technology will limit potential systemic toxicity associated with expression of CD-166 in healthy tissue.

Preclinical Data

The tumor-selective activation of our CD-166 Probody product candidate has been demonstrated in the comparison of Probody therapeutic and antibody binding to CD-166 in healthy and cancerous colorectal tissue sections. The parental antibody targeting CD-166 bound to CD-166 on both normal and cancer samples. The Probody product candidate requires activation by proteases before it can effectively bind to CD-166, and because these proteases are present primarily in the cancer sample, the Probody product candidate specifically bound to the tumor and not to the healthy colon tissue. This is illustrated in the figure below:

We have also shown that the CD-166 PDC is as efficacious as a CD-166 ADC in a mouse H292 lung cancer xenograft model, as well as in other models. These findings confirm that sufficient local activation of our CD-166 Probody therapeutic occurs within the tumor microenvironment, resulting in an equivalent anti-tumor response to the CD-166 ADC. As shown in the following graphic, both product candidates not only prevented tumor growth but also led to tumor shrinkage over a one-month time span.

We also investigated the safety of the CD-166 PDC in a three-week, single dose study in non-human primates. There was no evidence of on or off-target toxicity, including clinical signs, weight loss, or abnormal laboratory findings from this study, despite the expression of CD-166 in multiple non-human primate healthy tissues. The measurement of the blood level of liver-derived proteins call AST and ALT are typical indicators of liver toxicity. Notably AST and ALT did not change following treatment with the CD-166 PDC despite high- level expression of CD-166 in non-human primate liver tissue, as shown in the figure below. We are planning to conduct additional dosing toxicity experiments.

Clinical Plan

We anticipate filing an IND for CX-2009, our CD-166 PDC, in the first half of 2017. We intend to test the CX-2009 in patients with tumors that express high levels of CD-166, including cancers that have no existing effective therapies, which may enable accelerated development and registration strategies, such as breakthrough therapy and fast-track designations. We will investigate whether a companion diagnostic is useful in identifying patients more likely to respond to our drug, such as a test that examines the level of expression of CD-166 in the tumor. We expect that any Phase 1 trial will primarily assess safety and will also look for preliminary evidence of efficacy. We also expect to examine whether the Probody therapeutic against CD-166 is activated in patient tumors, but not systemically.

Other Product Candidates in Preclinical Development

We are actively pursuing the application of our Probody technology to multiple other product candidates. These include other product candidates directed against checkpoint pathways, and other first-in-class PDC product candidates. We have applied our technology and are advancing product candidates based on T-cell- recruiting bispecific antibodies. We also recognize that new immunocellular therapies such as CAR-T therapies rely on recognition of tumor antigens using molecular components that may be synthesized as Probody constructs. We believe that our technology has the potential to enhance the therapeutic window of CAR-T therapies enabling them to translate their remarkable clinical responses in hematological tumors to solid tumors.

Bispecific Probody Therapeutics

A bispecific antibody is a product that is engineered to simultaneously recognize two distinct antigens. In oncology, bispecific antibodies are often designed to bind both a tumor antigen and a T-cell antigen such as CD3, directly activating the T-cell in the vicinity of the tumor, thereby killing the cancerous cells. Blinatumomab is an example of a bispecific product that has recently been approved for the treatment of relapsed or refractory ALL. Blinatumomab recognizes the CD19 target on tumor cells as well as CD3 on T-cells, resulting in activation of the T-cells and generation of an effective immune response against the tumor. The challenge facing the development of bispecific antibodies is the same as that faced by other tumor-antigen based therapies—high potency directed against tumor antigens that are also expressed on healthy cells, leading to toxicity. T-cell- recruiting bispecific antibodies have been successfully developed for hematologic cancers like leukemia in part because the targets for those cancers are also present on dispensable healthy cells and the toxicity is therefore manageable. In contrast, T-cell-recruiting bispecific antibodies have been particularly difficult to develop against solid tumors in part because those targets are frequently also present on important healthy cells and the toxicity can be difficult to manage.

We believe that our Probody platform has the potential to take advantage of the potency of T-cell- recruiting bispecific antibodies to kill solid tumors but largely avoid the toxicity caused by interaction with essential healthy tissues. To demonstrate this, we have applied our know-how to the design of a bispecific Probody therapeutic that binds to CD3 on T-cells and EGFR on solid tumor cells. We demonstrated that this bispecific Probody therapeutic was efficacious in a mouse model of colorectal cancer at doses that were similar to the bispecific antibody from which it was derived.

The following graph demonstrates the comparable efficacy of our bispecific Probody therapeutic and a the bispecific antibody from which it was derived, in a mouse model of colorectal cancer:

In addition, our preclinical studies support that the bispecific Probody therapeutic was more than tenfold safer than the bispecific antibody in non-human primates as measured by blood tests of vital organ function and for release into the bloodstream of toxic molecules called cytokines:

Based on this proof of concept data, we intend to generate and optimize T-cell-recruiting bispecific Probody therapeutic candidates against a variety of targets.

CTLA-4 Probody Product Candidate in Collaboration with BMS

We are developing a CTLA-4 Probody therapeutic with BMS. Published data in mouse models have demonstrated the potential value of localized intratumoral delivery of CTLA-4 antibodies to maintain efficacy while limiting toxicity. We believe that our CTLA-4 Probody therapeutic can effectively localize CTLA-4 antibody activity to the tumor while allowing systemic dosing, thereby limiting systemic toxicities normally seen with Yervoy. We believe that BMS is the optimal strategic partner for our CTLA-4 Probody therapeutic given their expertise in cancer immunotherapy and their success with Yervoy.

CTLA-4 Overview. CTLA-4 is an immune checkpoint involved in regulating T-cell activation. BMS is currently marketing a CTLA-4 monoclonal antibody, Yervoy, that has been approved for unresectable or metastatic melanoma. CTLA-4 antibodies lead to T-cell activation for a wide range of antigens, including tumor antigens, which is the basis for its anti-tumor effect, and self-antigens, which may be the basis for the autoimmune toxicities associated with CTLA-4 antibodies therapies. In partnership with BMS, we are developing a CTLA-4 Probody therapeutic. The FDA approval for ipilimumab comes with a black box warning about potential severe and fatal immune-related adverse events. While the toxicities associated with ipilimumab can be successfully managed in many patients, up to 27% of patients in a phase 2 trial discontinued treatment due to adverse events. The use of ipilimumab in combination therapy with nivolumab, a PD-1 checkpoint inhibitor, led to increased rates of serious adverse events with 55% of patients with a severity of grade 3 or 4 events in patients treated with both drugs compared to 27% in the ipilimumab- treated patients and 16% in the nivolumab treated-patients.

We believe the systemic toxicity associated with CTLA-4 directed therapy might be reduced by local delivery of CTLA-4 antibodies to the tumor. In previous experiments with a MC-38 xenograft mouse model, investigators have shown local infusion of small doses of the antibody directly into the tumor resulted in an anti- tumor response and increased survival while lowering the systemic levels of the CTLA-4 antibody by approximately 1,000 fold. In MC-38 xenograft preclinical models, our CTLA-4 Probody candidate has demonstrated in vivo efficacy with reduced activity on peripheral T-cells as compared to CTLA-4 antibody. We believe that our CTLA-4 Probody therapeutic can be dosed systemically, achieve localized tumor-specific activation, and thus achieve a clinically important improvement in safety.

PD-1 Probody Therapeutic

PD-1 is the receptor for the PD-L1 ligand responsible for inhibiting T-cell activation. It is the target for various immuno-oncology products including nivolumab and pembrolizumab, which have been approved for melanoma. Because, like PD-L1, inhibiting PD-1 is associated with immune attack on normal cells, PD-1 therapy has been associated with significant toxicities, especially when used in combination with ipilimumab, another immunotherapy. We are developing a PD-1 Probody therapeutic as an additional approach to block the PD-L1/PD-1 pathway.

CD-71 PDC Program

Transferrin receptor 1, also known as CD-71, is a protein that is essential for iron uptake in dividing cells, is expressed at low levels in most normal tissues and is overexpressed in tumor cells. The combination of high expression in tumors and ubiquitous expression in normal tissue makes CD-71 a difficult target for conventional ADCs and an ideal candidate for development of a PDC. Our CD-71 PDC has demonstrated efficacy in lung and breast xenograft models and is well-tolerated preclinically.

Integrin alpha-3 PDC Program

Integrins are cell surface proteins that are responsible for cell-cell and cell-extracellular matrix interactions. Integrin alpha-3 or ITGA3 is highly expressed and highly prevalent in cancers such as pancreatic, ovarian, and breast and it has been associated with tumorigenesis and metastasis. Our ITGA3 PDC has demonstrated efficacy in multiple xenograft models and is well-tolerated preclinically.

Manufacturing

Our Probody candidates are designed to be produced as fully recombinant antibody prodrugs. Our Probody candidates are also designed to maintain the manufacturability benefits of antibodies and leverage well established technologies used for antibody production. We have significant expertise in the production of therapeutic biologics. We conduct cell line development and process development both in-house and in collaboration with contract manufacturing organizations (“CMOs”). CMOs are responsible for actual production of clinical drug product and drug substance materials.

Our process development and manufacturing strategies are tailored to rapidly advance our two lead programs and we employ multiple complementary approaches to ensure successful execution. Our lead Chinese hamster ovary cell line has been successfully used for manufacturing several antibodies and requires minimal process optimization to establish a process to support early phase manufacturing. We utilize well established production steps typically part of a platform manufacturing process for antibodies. The CMO we have selected has a strong track record in manufacturing therapeutic biologics, including antibodies. All activities from cell line development to formulated drug product are performed at one location to maintain aggressive timelines and minimize delays that can result from engaging multiple parties for manufacturing. Similarly, for our PDC projects we have selected CMOs with strong expertise in clinical/commercial drug conjugate manufacturing and with capabilities for toxin conjugation and fill-finish. Furthermore, our lead PDC program incorporates a toxin payload that has an established clinical and regulatory history.

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary Probody platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology. These competitors generally fall within the following categories:

Cancer immunotherapies: AdaptImmune LLC, AstraZeneca PLC, BMS, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp, Merck & Co., Inc., NewLink Genetics Corporation, Novartis AG, Pfizer, Roche Holding Ltd and Sanofi SA.

Antibody drug conjugates: ImmunoGen and Seattle Genetics, Inc.

Immune-based treatments for cancer, such as CAR-T, TCR therapies, and Dendritic cell based therapies: Argos Therapeutics, Inc., Bellicum Pharmaceuticals, Inc., Biovest International, Inc., Bluebird bio, Inc., Celgene Corporation, Cellectis SA, ImmunoCellular Therapeutics, Ltd., Inovio Pharmaceuticals, Inc., Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., NantKwest, Inc., Northwest Biotherapeutics, Inc., Novartis AG, Pfizer and Valeant Pharmaceuticals.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our products’ entry. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our technology platforms, our product candidates and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our Probody platform and product candidates. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody technology, platform and product candidates. Our patent portfolio as of March 1, 2016 contains six United States (“U.S.”) issued patents and one non-U.S. issued patent owned solely by CytomX and four U.S. issued patents that we co-own with the University of Santa Barbara (“UCSB”). We also have 33 U.S. pending applications as well as 91 non-U.S. pending applications owned solely by CytomX, as well as one U.S. pending application and six non-U.S. pending applications that we co-own with UCSB. We have exclusively licensed UCSB’s rights in the co-owned issued and pending patents. We also co-own one U.S. issued patent and one U.S. pending application with the University of California, San Francisco (“UCSF”). These patents and patent applications include claims directed to:

•	Probody platform and PDC platform;
•	Other pro-protein platforms;
•	Probody conjugates and conjugation methods to produce PDCs;
•	Bispecific and other multispecific Probody therapeutics, including T-cell-recruiting bispecific Probody therapeutics;
•	Protease-cleavable linkers, e.g., serine protease- or MMP-cleavable linkers;
•	Improved display systems for peptide display, e.g., to identify masks, substrates, and other proteins;
•	Cancer immunotherapy Probody therapeutics, e.g., PD-L1, PD-1, and CTLA-4 Probody therapeutics, as well as related novel antibodies and combination therapies;
•	PDCs, e.g., CD-166, CD-71 (transferrin receptor), and CD49c (integrin alpha 3) PDCs, as well as related Probody therapeutics, novel antibodies and ADCs;
•	Probody therapeutics to other targets, e.g., EGFR, Jagged, and IL6R Probody therapeutics, as well as related PDCs, novel antibodies and ADCs;

•	Antibodies that bind Probody therapeutics, e.g., anti-mask and anti-Probody antibodies; and
•	Antibodies that bind the active site of uPA protease.

In addition, we have exclusively licensed the following patent portfolio from UCSB: nine U.S. issued patents; five non-U.S. issued patents; three U.S. pending applications; and four non-U.S. pending applications. This patent portfolio covers compositions and methods related to screening and identification of masks and protease-cleavable linkers that we incorporate into our Probody therapeutics.

As for the Probody platform, product candidates and processes we develop and commercialize, in the normal course of business, we intend to pursue, where appropriate, patent protection or trade secret protection relating to compositions, methods of manufacture, assay methods, methods of use, treatment of indications, dosing and formulations. We may also pursue patent protection with respect to product development processes and technology.

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in the European Union and in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to any or all of Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russia, South Africa and South Korea.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended due to delays incurred due to compliance with FDA or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (the “USPTO”). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2028 to 2033, unless we receive patent term extension or adjustment. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2037, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the U.S. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the U.S. and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platforms product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented Probody technology, platforms and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our Probody technology, platforms, and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our Probody technology, platforms and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the U.S. The USPTO previously accepted the PROBODY mark under an intent-to-use trademark application. Because we were unable to show use for that mark within three years of acceptance, the mark became abandoned. We have re-filed for trademark protection of the PROBODY mark with the USPTO. We also have filed for trademark protection of the IHZ mark with the USPTO.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our confidentiality and other agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

In-Licenses

License from UCSB

In August 2010, we entered into an agreement with Regents of the University of California (“UC”), acting through its Santa Barbara Campus, that grants us an exclusive license, with the right to sublicense, under the patent rights owned by UC covering mask and screening technologies in the field of identification and discovery of pro-protein biologics, including masks and substrates, for the identification of pro-proteins. The agreement also grants us an exclusive license, with the right to sublicense, under the patent rights co-owned by UC with us covering Probody antibodies and other pro- proteins in the fields of therapeutics, diagnostics, in vivo imaging and prophylactics.

We had no upfront payment obligations under the agreement. We are required to make milestone payments to UC on the accomplishment of certain regulatory milestones, including a $300,000 payment due upon the first patient enrollment in the first Phase 3 clinical trial and a $500,000 payment due upon approval of the first NDA by the FDA for each of the first two indications for each licensed product consisting of a molecule or compound covered by the licensed patent rights. We have paid minimum annual royalties in increasing amounts to UC since 2011 in the aggregate amount of $405,000, and will pay annual minimum royalties of $150,000 beginning in 2016 and continuing for the term of the agreement. In addition, the agreement provides that we are required to pay to UC running royalties on net sales in the low single-digits. The agreement with UC requires us to meet specified due diligence product development milestones. We did not meet the milestones in 2013, 2014 and 2015, and we paid an extension fee of $25,000 for 2013 and $50,000 for each of 2014 and 2015 to maintain the license.

License from ImmunoGen

In February 2016, we exercised our option to obtain a worldwide, exclusive, sublicensable license from ImmunoGen for development and commercialization of products directed against the target selected by us under our research collaboration agreement with ImmunoGen. See the description of the license agreement set forth under the caption “Collaborations—ImmunoGen” in this Item 1 of this Annual Report on Form 10-K.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our therapeutic candidates must be approved by the FDA through the NDA or BLA process before they may be legally marketed in the U.S. and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and, in the case of therapeutic biologics, the Public Health Services Act (“PHSA”), and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning or untitled letters;
•	seizures or administrative detention of product;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, disgorgement, or civil or criminal penalties.

NDA and BLA approval processes

The process required by the FDA before a therapeutic may be marketed in the U.S. generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practices (“GLPs”), and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials according to good clinical practices (“GCPs”), to establish the safety and efficacy of the product candidate for its intended use;
•	submission to the FDA of an NDA or BLA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

Once a biopharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An institutional review board (“IRB”) at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined.

•

Phase 1—The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the product candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2—Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3—Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

A pivotal study is a clinical study that adequately meets regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are also Phase 3 studies but may be Phase 2 studies if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need. Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before a BLA or NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new therapeutic. If a Phase 3 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of such “Phase 4” clinical trials.

According to published guidance on the SPA process, a sponsor that meets the prerequisites may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, which evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. Although the FDA will assess protocols that have already begun, these assessments will not be subject to the 45-day review applicable to SPAs. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. Additionally, for both NDA and BLA products, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product.

Under the Prescription Drug User Fee Act (“PDUFA”) as amended, each BLA or NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for products and an annual establishment fee on facilities used to manufacture prescription biological or drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

Within 60 days following submission of the application, the FDA reviews a BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA or NDA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and in the case of an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategies (“REMS”) plan is necessary to assure the safe use of the product. If the FDA concludes a REMS plan is needed, the sponsor of the BLA or NDA must submit a proposed REMS plan. The FDA will not approve a BLA or NDA without a REMS plan, if required. The FDA has authority to require a REMS plan under the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) when necessary to ensure that the benefits of a drug or therapeutic biologic outweigh the risks. In determining whether a REMS plan is necessary, the FDA must consider the size of the population likely to use the drug or therapeutic biologic, the seriousness of the disease or condition to be treated, the expected benefit of the drug or therapeutic biologic, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug or therapeutic biologic is a new molecular entity. A REMS plan may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the risks, limitations on who may prescribe or dispense the drug or therapeutic biologic, or other measures that the FDA deems necessary to assure the safe use of the drug or therapeutic biologic. In addition, the REMS plan must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval.

The FDA may also require a REMS plan for a drug or therapeutic biologic that is already on the market if it determines, based on new safety information, that a REMS plan is necessary to ensure that the product’s benefits outweigh its risks.

Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA or NDA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA or NDA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA or NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA or NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Companion Diagnostics

The FDA issued a final guidance document in July 2014 addressing agency policy in relation to in vitro companion diagnostic tests. The guidance explains that for some drugs and therapeutic biologics, the use of a companion diagnostic test is essential for the safe and effective use of the product, such as when the use of a product is limited to a specific patient subpopulation that can be identified by using the test. According to the guidance, the FDA generally will not approve such a product if the companion diagnostic is not also approved or cleared for the appropriate indication, and accordingly the therapeutic product and the companion diagnostic should be developed and approved or cleared contemporaneously. However, the FDA may decide that it is appropriate to approve such a product without an approved or cleared in vitro companion diagnostic device when the drug or therapeutic biologic is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of product with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. The FDA encourages sponsors considering developing a therapeutic product that requires a companion diagnostic to request a meeting with both relevant device and therapeutic product review divisions to ensure that the product development plan will product sufficient data to establish the safety and effectiveness of both the therapeutic product and the companion diagnostic. Because the FDA’s policy on companion diagnostics is set forth only in guidance, this policy is subject to change and is not legally binding.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing therapeutic candidates, or provide for the approval of a product candidate on the basis of a surrogate endpoint. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will be lengthened. Generally, therapeutic candidates that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of therapeutic candidates to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give therapeutic candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within eight months as compared to a standard review time of twelve months.

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated product candidate and expedite review of the application for a product candidate designated for priority review. Accelerated approval, which is described in Subpart H of 21 CFR Part 314, provides for an earlier approval for a new product candidate that is (1) intended to treat a serious or life-threatening disease or condition; (2) generally provides a meaningful advantage over available therapies; and (3) demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) and is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the product may be subject to accelerated withdrawal procedures.

In the Food and Drug Administration Safety and Innovation Act (the “FDASIA”), which was signed into law in July 2012, the U.S. Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of therapeutic candidates under accelerated approval. The law required the FDA to issue related guidance and also promulgate confirming regulatory changes. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions—Drugs and Biologics,” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new therapeutic candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA’s “Expedited Programs” guidance also describes the Breakthrough Therapy designation. The FDA defines a Breakthrough Therapy as a therapeutic that is intended, alone or in combination with one or more other therapeutics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapeutic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A therapeutic designated as a Breakthrough Therapy is eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a Breakthrough Therapy. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to, an IND, but ideally no later than the end of Phase 2 meeting.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A product candidate is a new chemical entity if the FDA has not previously approved any other new product candidate containing the same active moiety, which is the molecule or ion responsible for the action of the product candidate substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (an “ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement of one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Examples of such new clinical investigations include those with respect to new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the modification for which the product received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the active agent for the original indication or condition of use. Five-year exclusivity will not delay the submission or approval of another company’s full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

The Biologics Price Competition and Innovation Act (the “BPCIA”) amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product candidate for the same indication, except under limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same product candidate as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product candidate for the same indication or disease.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act (the “BPCA”), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product candidate in children. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non- Compliance letter and sponsor’s response.

As part of the FDASIA, the U.S. Congress made a few revisions to the BPCA and PREA, which were slated to expire on September 30, 2012, and made both laws permanent.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product candidate reaches the market. Later discovery of previously unknown problems with a product candidate may result in restrictions on the product candidate or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product candidate, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved therapeutic candidates that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

Any therapeutic candidates manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;
•	reporting of adverse experiences with the product candidate;
•	providing the FDA with updated safety and efficacy information;

•	product sampling and distribution requirements;
•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and
•

complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

Therapeutic manufacturers and other entities involved in the manufacture and distribution of approved therapeutic products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use if our product candidates are approved. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to regulations of other jurisdictions governing any clinical trials and commercial sales and distribution of our therapeutic candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company can consider applying for marketing authorization in several European Union member states by submitting its marketing authorization application(s) under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines derived from biotechnology, orphan medicinal products, or those medicines with an active substance not authorized in the European Union on or before May 20, 2004 intended to treat acquired immune deficiency syndrome (“AIDS”), cancer, neurodegenerative disorders or diabetes and optional for those medicines containing a new active substance not authorized in the European Union on or before May 20, 2004, medicines which are highly innovative, or medicines to which the granting of a marketing authorization under the centralized procedure would be in the interest of patients at the European Union-level.. The decentralized procedure provides for recognition by European Union national authorities of a first assessment performed by one member state. Under this procedure, an identical application for marketing authorization is submitted simultaneously to the national authorities of several European Union member states, one of them being chosen as the “Reference Member State”, and the remaining being the “Concerned Member States”. The Reference Member State must prepare and send drafts of an assessment report, summary of product characteristics and the labelling and package leaflet within 120 days after receipt of a valid marketing authorization application to the Concerned Member States, which must decide within 90 days whether to recognize approval. If any Concerned Member State does not recognize the marketing authorization on the grounds of potential serious risk to public health, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. The mutual recognition procedure is similar to the decentralized procedure except that a medicine must have already received a marketing authorization in at least one member state, and that member state acts as the Reference Member State.

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made.

Orphan drugs in the European Union enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product, the marketing authorization holder is unable to supply sufficient quantity of the medicinal product or the marketing authorization holder has given its consent.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of therapeutics have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third- party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

In the United States, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “MMA”) expanded Medicare coverage of outpatient drug purchases by individuals who are covered by Medicare Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs, including drugs currently on the market used by physicians to treat the anticipated clinical indications for our product candidates, if approved. More recently, under the terms of the Budget Control Act of 2011, an automatic 2% reduction of Medicare program payments for all healthcare providers became generally effective for services provided on or after April 1, 2013. This automatic reduction is known as “sequestration.” Medicare generally reimburses physicians for Part B drugs at the rate of average sales price (“ASP”) plus 6%. The implementation of sequestration pursuant to the Budget Control Act of 2011 has effectively reduced reimbursement below the ASP plus 6% level for the duration of sequestration (which lasts through fiscal 2024 in the absence of additional legislation). Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. These cost reduction initiatives and other provisions could decrease the coverage and reimbursement that we receive for any approved products.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”) has had a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”) which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Finally, in some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing therapeutic pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, therapeutic candidates launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti- Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti- kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Environment

Our third-party manufacturers are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.

Collaborations

Pfizer

In May 2013, we entered into a research collaboration, option and license agreement with Pfizer pursuant to which we granted Pfizer an option to select four targets on which to collaborate with us on the preclinical research of PDCs using our Probody technology and Pfizer’s ADC technology. Pfizer will provide a specified amount of research funding to us to perform the research by funding certain full-time employee expenses. Pfizer has selected its first three targets, the first of which is EGFR. The selection of the third target triggered a payment of $1.5 million to us, and, if Pfizer selects a fourth target to include in the collaboration, Pfizer will pay us an additional $1.5 million. Pfizer can exercise the option to obtain a commercial license for each target within three to five years after the target is selected upon making a payment of $2 million to $5 million to us, depending on the target. Pfizer has the responsibility for and control of all development, manufacture and commercialization of any product candidates resulting from the research collaboration.

The commercial license will be a worldwide, exclusive, sublicensable license for development and commercialization of product candidates directed against the selected target. The terms of the license include a total for all targets of approximately $80 million in regulatory milestone payments and $530 million in sales milestone payments as well as tiered royalties ranging from mid-single digits to low-teens on potential future sales. Pfizer’s royalty obligation continues on a licensed product-by-licensed product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country or (ii) the tenth anniversary of the first commercial sale of a licensed product in a country, but, in the case of (ii), in no event later than the twentieth anniversary of the earlier of the date of the first commercial sale of the licensed product. If Pfizer obtains a commercial license for a target, it must use commercially reasonable efforts to develop a product in one major market country for that target, including seeking regulatory approval, and to commercialize one licensed product candidate in one major market country where Pfizer has obtained regulatory approval for that target. In addition to the other rights granted to Pfizer, we agreed not to engage in, license or collaborate on any Probody therapeutics or PDCs targeting a target for which Pfizer exercised its option for the term of the agreement, except that, for the first target, the exclusivity applies only to the PDC.

The agreement with Pfizer will continue in effect until the expiration of the royalty obligation on a licensed product-by-licensed product and country-by-country basis until the expiration of Pfizer’s royalty obligations. Pfizer may terminate the agreement as a whole or on a target-by-target basis by providing 60 days’ advance written notice to us for any reason or no reason at any time. Pfizer may also terminate the agreement in the event of our insolvency. Either party may terminate the agreement upon the other party’s uncured material breach that is not cured within 90 days after the breaching party receives notice of such breach.

ImmunoGen

In January 2014, we entered into a research collaboration agreement with ImmunoGen pursuant to which we agreed to collaborate with ImmunoGen to use our Probody technology and ImmunoGen’s ADC cell- killing agents and linkers to produce PDCs for testing. We amended the agreement in April 2015. ImmunoGen was granted the right to select two targets and has selected two targets. We were granted the right to select one target and have selected our target. Each party provides its own antibodies for the collaboration. We use the antibodies to produce Probody therapeutics at our expense, then we provide them to ImmunoGen to conjugate them to ImmunoGen’s linkers and cytotoxic compounds at ImmunoGen’s expense. Each party does its own animal testing and IND-enabling studies for the Probody therapeutics directed at its chosen target(s). Each party has the option to obtain an exclusive development and commercialization license from the other for its selected target(s). The option can be exercised by a party at any time during the term of the research collaboration except that it generally must be exercised no later than six months after the first dosing of an animal with the party’s PDC. No payment is required to exercise the option. Each company retains full development control of PDCs resulting from its target selection and is responsible for preclinical and clinical development, manufacturing and commercialization. The research collaboration will last until January 2018 unless it is terminated by one of the parties earlier due to the material breach or insolvency of the other party. The collaboration will end with respect to a particular target if the option to obtain a commercial license is exercised with respect to that target. We have agreed that, during the term of the collaboration, we will not research, develop or commercialize any PDC directed toward one of ImmunoGen’s targets. ImmunoGen has agreed that, during the term of the collaboration, it will not research, develop or commercialize any ADC directed toward our target.

If a party exercises its right to obtain a commercial license, it will receive a worldwide, exclusive, sublicensable license for development and commercialization of products directed against the selected target under the terms of a separate license agreement, which have already been negotiated. Each party has development diligence obligations for its commercial license. We exercised our option in February 2016 to obtain the development and commercialization license with respect to the target selected by us under the research collaboration and entered into the license agreement in the pre-negotiated form attached to the research collaboration agreement. Under the license agreement, we will pay up to $60 million in development and regulatory milestones and up to $100 million in sales milestones to ImmunoGen, as well as tiered mid- to high-single-digit royalties. Our commercial license prohibits ImmunoGen from developing or commercializing or licensing any third party to develop or commercialize any PDC that is directed toward our licensed target. If ImmunoGen exercises its option(s) to obtain a commercial license, ImmunoGen will pay up to $30 million in development and regulatory milestones and up to $50 million in sales milestones for each target to us, as well as tiered mid-single digit royalties. ImmunoGen’s commercial license prohibits us from developing or commercializing or licensing any third party to develop or commercialize any PDC that uses the cytotoxic compounds also used by ImmunoGen and is directed toward ImmunoGen’s licensed target.

Each party’s royalty obligations under its commercial license continue on a licensed product-by-licensed product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country or (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, but, in the case of (ii), in no event later than the twentieth anniversary of the earlier of the date of the first commercial sale of the licensed product. Each license agreement continues in effect until the expiration of the royalty obligation on a licensed product-by-licensed product and country-by-country basis until the expiration of the royalty obligations. The licensee may terminate the agreement at any time prior to obtaining the first regulatory marketing approval in any country by providing not less than 90 days’ prior written notice to the licensor. Either party may terminate a license agreement upon the other party’s uncured material breach that is not cured within 90 days after the breaching party receives notice of such breach or in the event of the insolvency of the other party. A licensor may terminate a commercial license if the licensor has terminated the research collaboration due to the  material breach of the research collaboration agreement by the licensee.

BMS

In May 2014, we entered into a research collaboration and license agreement with BMS pursuant to which we agreed to collaborate to discover and conduct preclinical development of Probody therapeutics directed against four immune-oncology targets. BMS selected the first two targets upon the signing of the agreement, one of which is CTLA-4, and made a $50 million signing payment to us. BMS selected a third target in January 2016 and triggered a $10 million selection payment to us pursuant to the collaboration and license agreement. BMS may select the fourth target prior to May 23, 2019 by written notification so long as the target is not an excluded target as defined in the agreement and by paying $15 million to us. BMS will provide a specified amount of research funding to us to perform the research by funding certain full-time employee expenses. BMS has the responsibility for and control of all development, manufacture and commercialization of any products resulting from the research collaboration. BMS agreed to use commercially reasonable efforts to develop and obtain regulatory approval for and commercialize at least one product for each target.

We granted BMS exclusive worldwide rights to develop and commercialize the Probody therapeutics we discover. The terms of the agreement provide that BMS will make a total of up to $2 million in preclinical milestone payments for each target, a total of up to $112 million in development and regulatory milestone payments for up to three indications for each target, a total of up to $124 million in milestone payments for the first commercial sale in various territories for up to three indications, and sales milestone payments of up to $60 million for each product. We will also be eligible to receive tiered mid-single digit royalties rising to low double-digit royalties on net sales of each product commercialized by BMS. BMS’ royalty obligation continues on a licensed product-by-licensed product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product. Pursuant to the agreement, BMS also purchased 833,333 shares of our common stock in our initial public offering of common stock closed on October 14, 2015 (the “IPO”) at the IPO price and on the same terms as the other purchasers in the IPO.

Under the collaboration and license agreement, we also granted BMS certain exclusivity rights. We agreed that we will not, ourselves or with a third party, research, develop or commercialize any product developed from the research collaboration or on any of the four targets chosen by BMS.

The agreement with BMS will continue in effect on a licensed product-by-licensed product and country- by-country basis until neither party has any obligation to the other under the agreement in such country with respect to such product. BMS may terminate the agreement at will as a whole or on a country-by-country basis at any time after May 23, 2016 or at any time on a target-by-target basis by providing two months’ advance written notice to us if no regulatory approval for any product has yet been obtained or otherwise upon four months’ advance written notice to us. BMS may also terminate the agreement on a target-by-target basis in the event it determines that the medical benefit to risk ratio of a product is so unfavorable as to be incompatible with the welfare of patients. Either party may terminate the agreement upon the other party’s uncured material breach that is not cured within 90 days after the breaching party receives notice of such breach and for the insolvency of the other party.

MD Anderson

In November 2015, we entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use our Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by us in cancer immunotherapy. MD Anderson and we will collaborate to develop ProCAR-NK cells, which are designed for more precise binding to tumors and reduced binding to healthy tissue, against the selected targets for which safety and toxicity are expected to be limiting factors for CAR cell therapies. Under the research collaboration agreement, we have the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that we exercise the option to acquire the license from MD Anderson and (ii) the expiration of the option period.

Employees

As of December 31, 2015, we had 65 total employees, all of whom were full-time employees (including two temporary employees) and 47 of whom were primarily engaged in research and development activities.

Facilities

We currently lease a total of approximately 29,500 square feet (of which we lease approximately 24,500 square feet directly and 5,000 square feet pursuant to a sublease) of office and research and development facilities in South San Francisco, California. Our lease expires in January 2019. In March 2016, we entered into an agreement to terminate the current lease with our landlord effective on November 30, 2016. We will not be required to pay our landlord a termination payment in connection with the early termination of the lease. In December 2015, we entered into a lease for a new facility of approximately 76,000 square feet in South San Francisco, California. We plan to move into this new facility in November 2016.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

Our operations commenced in February 2008 when our predecessor entity was formed. We were incorporated in Delaware in September 2010. We maintain our executive offices at 343 Oyster Point Blvd., Suite 100, South San Francisco, California 94080, and our main telephone number is (650) 515-3185.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

We maintain a website at www.cytomx.com, which contains information about us. The information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are available, free of charge, on or through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a preclinical stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2015, we had an accumulated deficit of $117.5 million. For the year ended December 31, 2015, our net loss was $35.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

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

We expect that we will need to raise substantial additional funds to advance development of our product candidates and we cannot guarantee that this additional funding will be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialize our current or future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we are incurring and will continue to incur additional costs associated with operating as a public company after the consummation of the IPO.

As of December 31, 2015, we had $186.7 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments, will be sufficient to fund our anticipated level of operations through the end of 2018. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Since 2013, we have entered into collaborations with Pfizer, BMS and ImmunoGen to develop certain Probody therapeutics. In addition, we may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, in November 2015, we entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies.

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

In addition, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we  may be forced , in some cases, to independently develop these product candidates, including funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any  of which could result in a change to our business plan and a material and adverse effect on our business, financial condition, results of operations and prospects.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with GLPs and clinical trials to be conducted in accordance with GCPs, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to  quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. California has similar rules. We have performed an IRC Section 382 analysis and determined there was an ownership change in 2015. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $14.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of  others. As of March 1, 2016, we solely own seven patents and 124 pending patent applications; we co-own four patents and seven pending patent applications with UC, acting through its Santa Barbara Campus and one patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we licensed fourteen patents and seven pending patent applications that cover compositions and methods related to the screening and identification of masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

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

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. If we or our licensors, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

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

We plan to commence a Phase 1 clinical trial of CX-072 for cancer in 2016, and a Phase 1 clinical trial of  CX-2009, our PDC candidate directed against CD-166, for cancer in 2017. Commencing these clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. Even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

•	obtaining IRB approval at each clinical trial site;
•	recruiting suitable patients to participate in a clinical trial;
•	developing and validating the companion diagnostic to be used in a clinical trial;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

Because the product candidates we are developing may represent a new class of therapeutic biologics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these product candidates. While we believe the product candidates that we are currently developing are regulated as therapeutic biologics that are subject to requirements for review and approval of a BLA by the FDA’s Center for Drug Evaluation and Research (“CDER”), the FDA could decide to regulate them as drugs that are subject to requirements for review and approval of an NDA by CDER or as biological products that are subject to requirements for review and approval of a BLA by the FDA’s Center for Biologics Evaluation and Research (“CBER”). The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs and therapeutic biologics, and the FDA’s standards, especially regarding product safety, appear to have become more stringent.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of an NDA or BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects therapeutic biologics to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

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

•

HIPPA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by HITECH, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through March 2, 2016, our stock had high and low closing sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

Each of our executive officers, is entitled to receive a lump sum payment equal to six months or one year of his or her base salary as well as continued medical and dental coverage for a period of six months or one year following his or her termination of employment due to good reason or without cause. In the event of a change in control and a termination of employment without cause or due to good reason, each of our executive officers would similarly receive nine months or one year of his or her base salary as well as continued medical and dental coverage for a period of nine months or one year, as well as an additional lump sum payment equal to three-fourths or 100% of his or her target annual bonus for the calendar year in which his or her employment is terminated and full vesting of his or her outstanding option awards. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. Furthermore, the payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the consummation of the IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are not currently required to comply with the rules of the SEC that implement Section 404, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate -through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our headquarters are located in South San Francisco, California, where we occupy office space under a lease that will expire in January 2019. We entered into a new lease in December 2015 under a long-term operating lease which expires in 2026. We plan to move into the new facility in November 2016. In March 2016, we entered into an agreement to terminate the current lease (“Lease Termination”) with our current landlord. The Lease Termination provides for early termination of the current lease effective on November 30, 2016. We are not required to pay the landlord a termination payment in connection with the early termination of the lease.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation or legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “CTMX” since October 8, 2015. Prior to that there was no public trading market for our common stock. As a result, we have not set forth information with respect to the high and low prices of our common stock for any full fiscal quarter within the two most recent fiscal years. The high and low closing sales price of our common stock for the period from October 8, 2015 to December 31, 2015 was $24.68 and $9.01, respectively.

On March 2, 2016, the closing sale price of our common stock was $14.27.

Holders of Record

As of March 2, 2016, there were approximately 75 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain future earnings, if any, for use in operation of our business and to fund future growth. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 8, 2015 (the first day of trading of our common stock), through December 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	October 8, 2015	October 30, 2015	December 31, 2015
CytomX (CTMX)	$100.00	$80.62	$161.78
NASDAQ Composite Index (IXIC)	$100.00	$105.05	$104.09
NASDAQ Biotech Index (^NBI)	$100.00	$106.19	$110.25

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On October 14, 2015, we consummated our IPO and sold 7,666,667 shares of common stock, including the sale of 1,000,000 shares of common stock to the underwriters upon full exercise of their over-allotment option at an initial offering price of $12.00 per share for aggregate proceeds of $92.0 million before deducting underwriting discounts and commissions and offering expenses paid by us. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206658), which was declared effective by the SEC on October 7, 2015. No additional shares were registered. The joint book-running managers for the IPO were Merrill Lynch, Pierce, Fenner and Smith Incorporated, Jefferies LLC and Cowen and Company, LLC. Oppenheimer & Co. Inc. served as manager for the IPO. Shares of our common stock began trading on The NASDAQ Global Select Market on October 8, 2015. On October 14, 2015, following the sale of 7,666,667 shares of our common stock, our initial public offering ended.

We received net proceeds from the IPO of approximately $81.8 million, after deducting underwriting discounts and commissions of $6.4 million and offering expenses of approximately $3.8 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the final Prospectus dated as of October 7, 2015 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 8, 2015.

Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all securities sold or granted by us during the fiscal year ended December 31, 2015, which were not registered under the Securities Act and the consideration, if any, received by us for such securities.

We effected a one-for-62.997 reverse stock split upon the filing of an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on October 2, 2015. The numbers of securities and the purchase price or exercise price per share set forth below have been adjusted for the effect of the reverse stock split.

Immediately prior to the consummation of the IPO on October 14, 2015, all of then-outstanding 27,135,453 shares of our preferred stock were converted into shares of our common stock on a one-for-one basis and all of the then-outstanding warrants to purchase our preferred stock became exercisable to purchase shares of our common stock.

(a)

On February 11, 2015, we issued and sold to one accredited investor 282,633 shares of our Series C redeemable convertible preferred stock at a purchase price of $5.309387 per share for a total consideration of $1,500,607.98 in cash.

(b)

On May 20, 2015, we issued and sold to one accredited investor 659,209 shares of our Series C redeemable convertible preferred stock at a purchase price of $5.309387 per share for a total consideration of $3,499,995.69 in cash.

(c)

On June 12, 2015, we issued and sold to 32 accredited investors an aggregate of 6,741,485 shares of our Series D redeemable convertible preferred stock at a purchase price of $9.345101 per share for an aggregate consideration of $62,999,858.21 in cash.

(d)

On June 22, 2015, we issued and sold to one accredited investor 749,055 shares of our Series D redeemable convertible preferred stock at a purchase price of $9.345101 per share for a total consideration of $6,999,994.63 in cash.

(e)

During 2015, we granted stock options to purchase an aggregate of 3,293,274 shares of our common stock with exercise prices of $1.5749, $4.4728, $6.6147 and $12.00 per share to our employees, directors and consultants pursuant to our 2011 Stock Incentive Plan, as amended, and our 2015 Equity Incentive Plan. During 2015, we issued an aggregate of 165,012 shares of our common stock upon exercise of stock options for aggregate cash consideration of $203,144.16.

We deemed the offers, sales and issuances of the securities described in paragraphs (a) through (d) above to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants of stock options and issuances of common stock described in paragraph (e) above, except to the extent described above as exempt pursuant to Section 4(a)(2) of the Securities Act, to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2015.

Item 6.	Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K. The statement of operations data for each of the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected balance sheet data as of December 31, 2013 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

Statement of Operations Data:

	Year Ended December 31,
	2015	2014	2013
Revenues:	$7,712	$5,077	$888
Operating expenses:
Research and development	28,357	28,302	10,890
General and administrative	12,558	6,540	4,954
Total operating expenses	40,915	34,842	15,844
Loss from operations	(33,203)	(29,765)	(14,956)
Interest income	1,315	7	6
Interest expense	(1,732)	(487)	(254)
Other income (expense), net	(1,744)	(55)	71
Loss before provision for income taxes	(35,364)	(30,300)	(15,133)
Provision for income taxes	10	10	10
Net loss	(35,374)	(30,310)	(15,143)
Accretion to redemption value and cumulative dividends on preferred stock	(6,705)	(4,566)	(3,751)
Net loss attributable to common stockholders	$(42,079)	$(34,876)	$(18,894)
Net loss per share attributable to common stockholders, basic and diluted	$(4.90)	$(35.25)	$(24.46)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	8,595,247	989,453	772,320
Other comprehensive loss:
Changes in unrealized losses on short-term investments	(76)	—	—
Total other comprehensive loss	(76)	—	—
Comprehensive loss	$(35,450)	$(30,310)	$(15,143)

Balance Sheet Data:

	As of December 31,
	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$186,711	$64,396	$8,703
Working capital	174,015	55,690	5,094
Total assets	197,215	73,062	14,183
Total long-term debt, current and non-current	—	2,987	4,203
Redeemable convertible preferred stock	—	76,236	44,244
Convertible preferred stock	—	474	474
Accumulated deficit	(117,466)	(78,138)	(43,881)
Total stockholder' equity (deficit)	126,068	(78,541)	(44,279)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

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

We do not currently have any product candidates in clinical trials or approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss for the year ended December 31, 2015 was $35.4 million. As of December 31, 2015, we had an accumulated deficit of $117.5 million. We expect to continue to incur significant losses for the foreseeable future.

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

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we do generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaborations with BMS, Pfizer and ImmunoGen, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

Comparison of Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Revenue:	$7,712	$5,077	$2,635

Revenue increased $2.6 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase in revenue was primarily due to revenue recognized in 2015 related to the BMS agreement effective as of July 2014.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Research and development	$28,357	$28,302	$55

Research and development expense remained relatively flat during the year ended December 31, 2015 compared to the corresponding period in 2014. The decrease of $12.8 million attributable to the ImmunoGen collaboration agreement was largely offset by an increase of $7.6 million in lab services and supplies related to advancement of our product pipeline, an increase of $4.1 million in personnel-related expenses due to an increase in headcount, and an increase of $0.7 million in allocated facility costs partly due to a lease we entered into in September 2014.

General and Administrative Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
General and administrative	$12,558	$6,540	$6,018

General and administrative expense increased $6.0 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was attributable to an additional $4.3 million of personnel-related expenses due to an increase in headcount and an additional $1.6 million in consulting and professional services expenses due primarily to preparations for our initial public offering.

Interest Income, Interest Expense and Other Income (Expense), net

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Interest income	$1,315	$7	$1,308
Interest expense	(1,732)	(487)	(1,245)
Other income (expense), net	(1,744)	(55)	(1,689)
Total interest and other income (expense)	$(2,161)	$(535)	$(1,626)

Interest Income

Interest income increased $1.3 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was attributable to interest income earned on cash equivalents and short-term investments as a result of the proceeds received from our preferred stock financings in December 2014, May 2015 and June 2015 and from our initial public offering in October 2015.

Interest Expense

Interest expense increased $1.2 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was primarily attributable to amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense) increased $1.7 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was primarily attributable to a loss of $1.1 million related to the remeasurement of the convertible preferred stock liability and an increase in the fair value of the convertible preferred stock warrant liability of $0.6 million.

Comparison of Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Revenue:	$5,077	$888	$4,189

Revenue increased $4.2 million during the year ended December 31, 2014 compared to the corresponding period in 2013. The increase in revenue was primarily attributable to an increase of $1.4 million of revenue recognized related to the Pfizer agreement entered into in May 2013 and $2.8 million of revenue recognized in 2014 related to the BMS agreement effective as of July 2014.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Research and development	$28,302	$10,890	$17,412

Research and development expense increased $17.4 million during the year ended December 31, 2014 compared to the corresponding period in 2013. The increase was primarily attributable to $12.8 million expensed in 2014 related to the ImmunoGen collaboration agreement, a $1.7 million increase in personnel-related expenses due to headcount, increased consulting costs, and increased recruiting expenses primarily related to recruiting key personnel, an increase of $2.7 million in lab services and supplies arising from the research and collaboration agreements entered into in 2014 with BMS, and an increase of $0.4 million in rent and occupancy costs due to new leases entered into in August 2013 and September 2014.

General and Administrative Expenses

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
General and administrative	$6,540	$4,954	$1,586

General and administrative expense increased $1.6 million during the year ended December 31, 2014 compared to the corresponding period in 2013. The increase was attributable to a $0.8 million increase in personnel-related expenses as a result of increased headcount and an increase in recruiting costs primarily related to recruiting of key personnel, $0.6 million increase in legal costs due to the new research and collaboration agreements entered into and a $0.4 million increase in consulting costs. The increase was partially offset by a decrease of $0.2 million in allocated facility costs.

Interest Income, Interest Expense and Other Income (Expense), net

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Interest income	$7	$6	$1
Interest expense	(487)	(254)	(233)
Other income (expense), net	(55)	71	(126)
Total interest and other income (expense)	(535)	(177)	$(358)

Interest Income

Interest income was relatively flat between the two periods.

Interest Expense

Interest expense increased $0.2 million during the year ended December 31, 2014 compared to the corresponding period in 2013. The increase was primarily attributable to amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense), net changed by ($0.1) million to an expense of $55,000 during the year ended December 31, 2014 compared to the corresponding period in 2013. The change was primarily due to the fair value remeasurement of the convertible preferred stock warrant liability.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(27,415)	$31,802	$(8,008)
Net cash used in investing activities	(130,562)	(1,663)	(732)
Net cash provided by financing activities	153,403	25,554	2,697
Net increase (decrease) in cash and cash equivalents	$(4,574)	$55,693	$(6,043)

Cash Flows from Operating Activities

During the year ended December 31, 2015, cash used in operating activities was $27.4 million, which consisted of a net loss of $35.4 million, adjusted by non-cash charges of $8.2 million and a net decrease of $0.2 million in our net operating assets. The non-cash charges primarily consist of $4.0 million in stock-based compensation, $1.2 million in depreciation and amortization, $1.2 million in amortization premiums on our short-term investments, $1.1 million in revaluation of the convertible preferred stock liability and $0.6 million in remeasurement of the convertible preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to a decrease of $6.1 million in deferred revenue due to the recognition of upfront fees received, partially offset by an increase of $3.2 million in accrued liabilities and $2.9 million in accounts payable.

During the year ended December 31, 2014, cash provided by operating activities was $31.8 million, which consisted of a net loss of $30.3 million adjusted by non-cash charges of $1.4 million, adjusted by a net change of $60.8 million in our net operating assets. The non-cash charges primarily consist of $0.8 million from depreciation and amortization and $0.6 million from stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase of $61.5 million in deferred revenue resulting from the upfront payments of $50.0 million received from BMS and of $1.5 million received from Pfizer and $13.3 million related to the ImmunoGen collaboration agreement, partially offset by recognition of upfront fees of $3.3 million, and a $1.5 million increase in accounts payable and accrued liabilities due to our increased research and development activities as a result of our agreements with BMS and ImmunoGen. The increase is partially offset by an increase of $1.6 million in accounts receivable primarily due to the $1.5 million upfront payment due from Pfizer and a $0.6 million increase in prepaid expenses and other assets due to deferred costs related to the ImmunoGen collaboration agreement.

During the year ended December 31, 2013, cash used in operating activities was $8.0 million, which consisted of a net loss of $15.1 million, adjusted by non-cash charges of $1.2 million and a net decrease of $6.0 million in our net operating assets. The non-cash charges primarily consist of depreciation and amortization of $0.7 million, stock-based compensation of $0.3 million, a charge of $0.2 million related to common stock issued in connection with a license agreement partially offset by a $0.1 million gain from the revaluation of the convertible preferred stock liability. The change in our net operating assets and liabilities was primarily due to an increase of $5.5 million in deferred revenue due to the receipt of an upfront fee from Pfizer and a $0.9 million increase in accounts payable and accrued liabilities due to an increase in our research and development activities as a result of our agreement with Pfizer, primarily offset by an increase of $0.3 million in accounts receivable and prepaid expenses and other current assets resulted from our increased business activities.

Cash Flows from Investing Activities

Cash used in investing activities during the year ended December 31, 2015 was $130.6 million, which consisted of $250.9 million of purchases of short-term investments, $1.6 million of capital expenditures to purchase property and equipment and $0.8 million in increase in restricted cash relating to a standby letter of credit issued in connection with the lease we entered into in December 2015, partially offset by $122.8 million in proceeds from the maturity of marketable securities.

Cash used in investing activities during the year ended December 31, 2014 was $1.7 million, which consisted of capital expenditures to purchase property and equipment.

Cash used in investing activities during the year ended December 31, 2013 was $0.7 million, which consisted of capital expenditures to purchase property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2015, cash provided by financing activities was $153.4 million consisting primarily of $81.8 million in net proceeds from the consummation of our initial public offering in October 2015, $74.4 million in net proceeds from the issuance of redeemable convertible preferred stock, partially offset by repayment on our borrowing of $3.1 million.

During the year ended December 31, 2014, cash provided by financing activities was $25.6 million primarily consisting of net proceeds of $26.8 million from the issuance of preferred stock, offset by $1.3 million in payments on our borrowings.

During the year ended December 31, 2013, cash provided by financing activities was $2.7 million consisting of proceeds of $3.4 million from the issuance of long-term debt and proceeds of $0.1 million from the exercise of stock options, offset by $0.7 million in payments on our borrowings.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $186.7 million and an accumulated deficit of $117.5 million, compared to cash and cash equivalents of $64.4 million and an accumulated deficit of $78.1 million as of December 31, 2014. We have financed our operations primarily through sales of our common stock in conjunction with the IPO, convertible preferred securities and payments received under our collaboration agreements. In May and June 2015, respectively, an investor exercised its option to purchase 659,209 shares of Series C redeemable convertible preferred stock for net proceeds of $3.5 million and we issued 7,490,540 shares of Series D redeemable convertible preferred stock for net proceeds of $69.7 million.

On October 14, 2015, we consummated our IPO and sold 7,666,667 shares of our common stock at a price of $12.00 per share, which included the exercise of the underwriters’ option to purchase 1,000,000 additional shares of common stock. We received net proceeds of approximately $81.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. Immediately prior to the consummated IPO, all outstanding shares of the convertible preferred stock and redeemable convertible preferred stock converted into common stock on a one-for-one basis.

We believe our current cash and cash equivalents and short-term investments will be sufficient to fund our planned expenditures and meet our obligations through the end of 2018. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our CX-2009 and CX-072 product candidates are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period(3)
	2016	2017	2018	2019	2020 +	Total
Operating leases(1)	$1,369	$4,251	$5,268	$4,582	$34,144	$49,614
Royalty obligations(2)	150	150	—	—	—	300
Total contractual obligations	$1,519	$4,401	$5,268	$4,582	$34,144	$49,914

(1)

We lease our current facility under a long-term operating lease, which expires in 2019. In March 2016, we entered into an agreement with our current landlord to terminate the lease effective November 30, 2016. We entered into in a new lease in December 2015 under a long-term operating lease, which expires in 2026.

(2)	We have royalty obligations under the terms of certain exclusive licensed patent rights. See Note 9 of our financial statements.
(3)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.
(4)	This table excludes unrecognized tax benefits of $666,000 as of December 31, 2015 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of technology has been completed or services have been rendered; the price to the customer is fixed or determinable and collectability is reasonably assured.

Our revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses to our technology, (ii) research and development services, and (ii) services or obligations in connection with participation in research or steering committees. Payments to us under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

Payments or reimbursements for our research and development efforts for the arrangements where such efforts are considered as deliverables are recognized as the services are performed and are presented on a gross basis. When upfront payments are received and if there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we recognize revenue ratably over the associated period of performance.

Our collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones and sales-based milestones. Such payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Each contingent and milestone payment is evaluated to determine whether it is substantive and at risk to both parties. We recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. Any payments that are contingent upon achievement of a non-substantive milestone are recognized as revenue prospectively, when such payments become due and collectible, over the remaining expected performance period under the arrangement, which is generally the remaining period over which the research and development services are expected to be provided.

Stock-based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

We estimate the fair value of our stock-based awards using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Our assumptions are as follows:

•

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is calculated as the average of the time to vesting and the contractual life of the options.

•

Expected volatility. The expected volatility was determined by examining the historical volatilities for comparable publicly traded companies within the biotechnology and pharmaceutical industry using an average of historical volatilities of Company’s industry peers.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the option in effect at the time of grant.
•	Dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

Stock-based compensation expense for options granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Stock-based compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest.

Historically, for all periods prior to the IPO, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Convertible Preferred Stock Warrant Liability

Freestanding warrants for shares that are contingently redeemable are classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants may obligate us to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is included in other income (expense), net. We adjusted the liability for changes in fair value until immediately prior to the consummation of our IPO in October 2015, at which time all convertible preferred stock warrants were net exercised into shares of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Convertible Preferred Stock Liability

We have determined that our obligation to issue additional shares of Series B-1 and Series C redeemable convertible preferred stock represents a freestanding financial instrument, which we accounted for as a liability. The freestanding convertible preferred stock liability was initially recorded at fair value, with changes in fair value recognized in other income (expense), net. We remeasured the liability, with the change in fair value recognized as a component of other income (expense), net and then reclassified the fair value associated with the convertible preferred stock liability to the applicable series of redeemable convertible preferred stock.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. We assess goodwill impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks.

Interest Rate Risk

We are exposed to limited market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve our capital to fund our operations.

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2015, we had cash and cash equivalents of $59.8 million consisting of cash, money market funds and U.S. government bonds with maturities of three months or less and investments of $126.9 million consisting of U.S. government bonds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

We do not have any foreign currency or other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss,  of convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of CytomX Therapeutics, Inc. (the “Company”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 7, 2016

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$59,822	$64,396
Restricted cash	—	100
Short-term investments	126,889	—
Accounts receivable	744	1,875
Prepaid expenses and other current assets	2,299	482
Total current assets	189,754	66,853
Property and equipment, net	3,481	3,018
Intangible assets	1,750	1,750
Goodwill	949	949
Restricted cash	917	—
Other assets	364	492
Total assets	$197,215	$73,062
Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,697	$1,919
Accrued liabilities	4,912	1,695
Deferred revenues, current portion	6,130	6,130
Long-term debt, current portion	—	1,419
Total current liabilities	15,739	11,163
Long-term debt, net of current portion	—	1,568
Deferred revenue, net of current portion	54,703	60,833
Convertible preferred stock warrant liability	—	186
Convertible preferred stock liability	—	395
Deferred tax liability	507	499
Other long-term liabilities	198	249
Total liabilities	71,147	74,893
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.00001 par value – 0 and 21,759,654 shares authorized at December 31, 2015 and 2014, respectively; 0 and 18,458,289 shares issued and outstanding at December 31, 2015 and 2014	—	76,236
Convertible preferred stock, $0.00001 par value – 0 and 244,782 authorized at December 31, 2015 and 2014, respectively; 0 and 244,782 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	474
Stockholders' equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2015; no shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.00001 par value; 75,000,000 and 28,572,789 shares authorized at December 31, 2015 and 2014, respectively; 36,033,209 and 996,520 shares issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Stockholders notes receivable	(78)	(404)
Additional paid-in capital	243,687	—
Accumulated other comprehensive loss	(76)	—
Accumulated deficit	(117,466)	(78,138)
Total stockholders' equity (deficit)	126,068	(78,541)
Total liabilities, redeemable convertible preferred stock, convertible preferred stock and stockholders' equity (deficit)	$197,215	$73,062

See accompanying notes to financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:	$7,712	$5,077	$888
Operating expenses:
Research and development	28,357	28,302	10,890
General and administrative	12,558	6,540	4,954
Total operating expenses	40,915	34,842	15,844
Loss from operations	(33,203)	(29,765)	(14,956)
Interest income	1,315	7	6
Interest expense	(1,732)	(487)	(254)
Other income (expense), net	(1,744)	(55)	71
Loss before provision for income taxes	(35,364)	(30,300)	(15,133)
Provision for income taxes	10	10	10
Net loss	(35,374)	(30,310)	(15,143)
Accretion to redemption value and cumulative dividends on preferred stock	(6,705)	(4,566)	(3,751)
Net loss attributable to common stockholders	$(42,079)	$(34,876)	$(18,894)
Net loss per share attributable to common stockholders, basic and diluted	$(4.90)	$(35.25)	$(24.46)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	8,595,247	989,453	772,320
Other comprehensive loss:
Changes in unrealized losses on short-term investments	(76)	—	—
Total other comprehensive loss	(76)	—	—
Comprehensive loss	$(35,450)	$(30,310)	$(15,143)

See accompanying notes to financial statements.

CYTOMX THERAPEUTIC, INC.

Statements of Redeemable Convertible Preferred Stock,

Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

									Accumulated		Total
	Redeemable Convertible		Convertible					Additional	Other		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Stockholder	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Notes	Capital	Income/(Loss)	Deficit	(Deficit)
Balance at December 31, 2012	11,995,481	$40,493	244,782	$474	779,989	$—	$(393)	$—	$—	$(25,652)	$(26,045)
Common stock issued in connection with a license agreement					157,332	1	—	198			199
Exercise of stock options					53,193			60			60
Interest on stockholder notes							(6)				(6)
Vesting of early exercise stock option								64			64
Stock-based compensation								343			343
Accretion to redemption value and cumulative dividends on preferred stock		3,751						(665)		(3,086)	(3,751)
Net loss										(15,143)	(15,143)
Balance at December 31, 2013	11,995,481	44,244	244,782	474	990,514	1	(399)	—	—	(43,881)	(44,279)
Issuance of Series B-1 redeemable convertible preferred stock for cash and value of convertible preferred stock liability of $1,303, net of issuance costs of $33	3,355,107	11,618
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $298 and preferred stock liability of $395	3,107,701	15,808
Exercise of stock options					6,006			8			8
Interest on stockholder notes							(5)				(5)
Vesting of early exercise stock option								58			58
Stock-based compensation								553			553
Accretion to redemption value and cumulative dividends on preferred stock		4,566						(619)		(3,947)	(4,566)
Net loss										(30,310)	(30,310)
Balance at December 31, 2014	18,458,289	76,236	244,782	474	996,520	1	(404)	—	—	(78,138)	(78,541)
Issuance of Series C preferred stock, net of issuance costs of $30	941,842	4,969	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 preferred stock upon net exercise of warrants	60,640										—
Issuance of Series D preferred stock, net of issuance costs of $255	7,490,540	69,744	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(26,951,311)	(159,163)	—	—	26,951,311			159,163			159,163
Conversion of convertible preferred stock to common stock in connection with initial public offering			(244,782)	(474)	244,782			474			474
Issuance of common stock in connection with initial public offering, net of underwriting discount of $6,440 and offering costs of $3,796					7,666,667			81,764			81,764
Extinguishment of preferred stock liability	—	1,509	—	—	—	—	—	—	—	—	—
Extinguishment of preferred stock warrant liability	—	—	—	—	—	—	—	788	—	—	788
Exercise of stock options	—	—	—	—	173,929	—	—	263	—	—	263
Interest on stockholder notes	—	—	—	—	—	—	(4)	—	—	—	(4)
Repayment on stockholders note	—	—	—	—	—	—	330	—	—	—	330
Stock-based compensation	—	—	—	—	—	—	—	3,986	—	—	3,986
Accretion to redemption value and cumulative dividends on preferred stock	—	6,705	—	—	—	—	—	(2,751)	—	(3,954)	(6,705)
Other comprehensive loss	—	—	—	—	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	—	—	—	(35,374)	(35,374)
Balance at December 31, 2015	—	$—	—	$—	36,033,209	$1	$(78)	$243,687	$(76)	$(117,466)	$126,068

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(35,374)	$(30,310)	$(15,143)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss on disposal of property and equipment	25	—	26
Depreciation and amortization	1,206	783	655
Amortization of debt discount	80	40	12
Accretion of discount on short-term investments	1,186	—	—
Issuance of common stock in connection with a license agreement	—	—	198
Stock-based compensation expense	3,986	553	343
Change in fair value of convertible preferred stock liability	1,114	13	(110)
Change in fair value of convertible preferred stock warrant liability	602	42	43
Deferred income taxes	8	8	10
Changes in operating assets and liabilities
Accounts receivable	1,131	(1,638)	(237)
Prepaid expenses and other current assets	(1,491)	(261)	(88)
Other assets	128	(344)	(78)
Accounts payable	2,944	660	366
Accrued liabilities	3,170	793	495
Deferred revenue	(6,130)	61,463	5,500
Net cash (used in)/provided by operating activities	(27,415)	31,802	(8,008)
Cash flows from investing activities:
Purchases of property and equipment	(1,594)	(1,663)	(732)
Purchases of short-term investments	(250,901)	—	—
Maturities of short-term investments	122,750	—	—
Increase in restricted cash	(817)	—	—
Net cash used in investing activities	(130,562)	(1,663)	(732)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	74,430	26,802	—
Proceeds from exercise of stock options	263	8	62
Proceeds from initial public offering, net of issuance costs	81,777	—	—
Proceeds from issuance of notes payable	—	—	3,359
Repayment of notes payable	(3,067)	(1,256)	(724)
Net cash provided by financing activities	153,403	25,554	2,697
Net increase/(decrease) in cash and cash equivalents	(4,574)	55,693	(6,043)
Cash and cash equivalents, beginning of year	64,396	8,703	14,746
Cash and cash equivalents, end of year	$59,822	$64,396	$8,703
Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$100	$68	$—
Accretion to redemption value and cumulative dividends on preferred stock	6,705	4,566	3,751
Convertible preferred stock liability recorded in connection with redeemable convertible preferred stock	1,509	908	—
Stock issuance costs in accounts payable and accrued liabilities	13	284	—
Convertible preferred stock warrants issued in connection with debt	—	—	82
Issuance costs in accounts payable and accrued liabilities	—	—	198

See accompanying notes to financial statements.

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

Initial Public Offering

On October 7, 2015, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on The NASDAQ Global Select Market on October 8, 2015. The public offering price of the shares sold in the IPO was $12.00 per share. The IPO closed on October 14, 2015, pursuant to which the Company sold 7,666,667 shares of common stock, including the sale of 1,000,000 shares of common stock to the underwriters upon their exercise of their option to purchase additional shares. The Company received net proceeds of approximately $81.8 million, after underwriting discounts, commissions and estimated offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and redeemable convertible preferred stock converted into common stock.

Reverse Stock Split

On October 2, 2015, the Company effected a one-for-62.997 reverse stock split of the Company’s issued and outstanding shares of common stock, redeemable convertible preferred stock and convertible preferred stock. The par values of the common stock, redeemable convertible preferred stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All authorized and issued and outstanding shares of common stock, redeemable convertible preferred stock and convertible preferred stock and per share amounts contained in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As December 31, 2015 and 2014, the Company had an accumulated deficit of $117.5 million and $78.1 million, respectively, and expects to incur losses for the next several years. Since its inception, the Company has funded its operations primarily through sales of its common stock in conjunction with the IPO, convertible preferred securities and payments received under its collaboration agreements. As of December 31, 2015, the Company had cash, cash equivalents and short-term investments of $186.7 million. In May and June 2015, the Company received aggregate net proceeds of $73.2 million from the issuance of its Series C and Series D redeemable convertible preferred stock. In October 2015, the Company consummated its IPO and raised net proceeds of approximately $81.8 million, after deducting underwriting discounts and commissions and offering expenses.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional and reporting currency is the U.S. dollar.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Customers who represent 10% or more of the Company’s total revenue during each period presented or net accounts receivable balance at each respective balance sheet date are as follows:

	Revenue			Accounts Receivable, net
	For the Year Ended December 31,			December 31,
	2015	2014	2013	2015	2014
Customer A	77%	54%	*	50%	*
Customer B	23%	46%	100%	50%	92%

*	Less than 10%.

All of the Company’s customers are located in the United States of America.

Deferred Offering Costs

Deferred offering costs, which consisted primarily of direct incremental costs related to the Company’s initial public offering of its common stock, were capitalized in other assets until the consummation of the initial public offering. These offering costs were reclassified to additional paid-in capital upon the closing of the initial public offering in October 2015. There were no deferred offering costs capitalized as of December 31, 2014.

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Restricted Cash

Restricted cash represents a standby letter of credit issued pursuant to an office lease entered in December 2015. Restricted cash in 2014 represents amounts related to the security deposit for the Company’s credit card accounts.

Short-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities greater than 12 months at the date of purchase are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss), net of tax.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2015 and 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the periods presented in these financial statements.

Convertible Preferred Stock Warrant Liability

Freestanding warrants for shares that are contingently redeemable are classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is included in other income (expense), net. The Company adjusted the liability for changes in fair value until the consummation of its IPO in October 2015, at which time all convertible preferred stock warrants were net exercised into shares of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Convertible Preferred Stock Liability

The obligation to issue additional shares of Series B-1 and Series C redeemable convertible preferred stock at a future date was determined to be a freestanding instrument that should be accounted for as a liability. At initial recognition, the Company recorded the convertible preferred stock liability on the balance sheets at its estimated fair value. The liability is subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income (expense), net. At the time of each funding, the Company remeasured the liability, with the change in fair value recognized as a component of other income (expense), net and then reclassified the fair value associated with the convertible preferred stock liability to the applicable series of redeemable convertible preferred stock. Immediately prior to the consummation of the Company’s IPO in October 2015, the convertible preferred stock converted to 27,135,453 shares of common stock.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. The Company’s unrealized losses on short-term investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

In 2015, the FASB issued new guidance related to balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. As the Company’s deferred tax balance is already classified as noncurrent, this new guidance had no financial statement impact during the three months ended December 31, 2015.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial position, results of operations and cash flows.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
Money market funds	$44,714	$—	$—	$44,714
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	140,392	—	140,392
	$45,631	$140,392	$—	$186,023

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
Restricted cash (money market funds)	$100	$—	$—	$100
	$100	$—	$—	$100
Liabilities
Convertible preferred stock warrant liability	$—	$—	$186	$186
Convertible preferred stock liability	—	—	395	395
	$—	$—	$581	$581

The following table sets forth the changes in the fair value of Level III liabilities (in thousands):

	Convertible Preferred Stock Warrant Liability	Convertible Preferred Stock Liability
Fair value at December 31, 2014	$186	$395
Change in fair value	602	1,114
Recognition of fair value upon issuance of redeemable convertible preferred stock	(788)	(1,509)
Fair value at December 31, 2015	$—	$—

The following is a summary of the gross unrealized gains on the Company’s short-term investments (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
U.S. Government bonds	$126,965	$—	$(76)	$126,889
Total securities	$126,965	$—	$(76)	$126,889

The contractual maturities of securities classified as available-for-sale as of December 31, 2015 were as follows (in thousands):

December 31, 2015
Due within one year	$126,889
Total	$126,889

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31
	2015	2014
Machinery and equipment	$4,910	$4,059
Computer equipment and software	452	315
Furniture and fixtures	51	54
Leasehold improvements	720	183
Construction in progress	169	399
	6,302	5,010
Less: accumulated depreciation and amortization	(2,821)	(1,992)
	$3,481	$3,018

Depreciation and amortization expense was $1.2 million, $783,000 and $655,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

Goodwill and intangible assets consisted of the following (in thousands):

	December 31,
	2015	2014
Goodwill	$949	$949
In-process research and development	1,750	1,750

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Payroll and related expenses	$2,839	$859
Research and clinical expenses	1,562	276
Legal and professional expenses	296	418
Other accrued expenses	215	142
Total	$4,912	$1,695

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $1.8 million, $2.3 million and $0.9 million, respectively. As of December 31, 2015 and 2014, deferred revenue relating to the Pfizer Agreement was $4.9 million and $6.1 million, respectively. The amount due from Pfizer under the Agreement was $0.4 million and $1.7 million as of December 31, 2015 and 2014, respectively.

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

The BMS Agreement also provided the Company to sell to BMS the Company’s common stock upon an IPO. In connection with the IPO in October 2015, BMS purchased 833,333 shares of the Company’s common stock at the initial public offering price and on the same terms as other purchasers in the offering.

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

During the years ended December 31, 2015 and 2014, the Company recognized revenue of $5.9 million and $2.8 million, respectively, under the BMS Agreement. As of December 31, 2015 and 2014, deferred revenue relating to the BMS Agreement was $42.6 million and $47.6 million, respectively. The amount due from BMS under the BMS Agreement was $0.4 million and $0.1 million as of December 31, 2015 and 2014, respectively.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the year ended December 31, 2015.

9. License Agreement

The Company has an exclusive, worldwide license agreement (the “UC Agreement”) with the Regents of the University of California (the “UC Regents”), acting through its Santa Barbara Campus, relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies. Pursuant to the UC Agreement, the Company is obligated to (i) make royalty payments to the UC Regents on net sales of its products covered under the agreement, subject to annual minimum amounts,(ii) make milestone payments to the UC Regents upon the occurrence of certain events, (iii) make a milestone payment to the UC Regents upon occurrence of an IPO or change of control, and (iv) reimburse the UC Regents for prosecution and maintenance of the licensed patents. If the Company sublicenses its rights under the UC Agreement, it is obligated to pay the UC Regents a percentage of the total gross proceeds received in consideration of the grant of the sublicense, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company.

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

In the years ended December 31, 2015, 2014 and 2013, the Company incurred expenses of $347,000, $657,000 and $714,000 respectively, to the UC Regents under the provisions of the agreement.

Royalty obligations

The Company has future minimum royalty obligations due under the terms of certain exclusive licensed patent rights. These minimum future obligations are as follows (in thousands):

Year ended December 31,
2016	$150
2017	150
Total minimum royalty obligations	$300

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

In connection with the consummation of the IPO in October 2015, all of the warrants were net exercised, resulting in issuance of an aggregate of 60,640 shares of our common stock.

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

The Company repaid and terminated the Debt Facility in September 2015.

11. Commitments and Contingencies

Operating Lease

New Lease Agreement

On December 10, 2015, the Company entered into a lease (the “New Lease”) with HCP Oyster Point III LLC (the “Landlord”) to lease approximately 76,173 rentable square feet of office and laboratory space located in South San Francisco, California for the Company’s new corporate headquarters. The Company currently leases office and laboratory space located in South San Francisco, California, pursuant to a lease agreement which expires in 2019. On March 1, 2016, the Company entered into an agreement to terminate the current lease, which provides for early termination effective November 30, 2016 – see Note 21 for more information.

The term of the New Lease commences on the later of (i) the date that the Landlord’s construction and tenant improvements have been completed pursuant to the New Lease and (ii) October 1, 2016. The New Lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the New Lease.

The New Lease provides for annual base rent of approximately $3.1 million in the first year of the lease term, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company will be entitled to a one-time improvement allowance of up to $12.6 million.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash, non-current within its balance sheet at December 31, 2015.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

The future minimum lease payments for all of the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2016	$1,369
2017	4,251
2018	5,268
2019	4,582
2020 and beyond	34,144
Total	$49,614

Rent expense during the years ended December 31, 2015, 2014 and 2013 was $940,000, $836,000 and $529,000, respectively.

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

12. Convertible Preferred Stock

In December 2014, the Company granted a second tranche option (“Second Tranche Option”) to one of its investors to purchase 659,209 shares of its Series C redeemable convertible preferred stock upon the achievement of certain milestones. At initial recognition, the Company recorded the Second Tranche Option as a derivative liability on the balance sheet at its estimated fair value of $395,000. In May 2015, the Company achieved the relevant milestones and the investor exercised their right to purchase 659,209 shares of Series C convertible redeemable preferred stock for net proceeds of $3.5 million. Immediately prior to the closing of this tranche, the Company remeasured the preferred stock liability to its then fair value and recorded a loss from remeasurement of $1.1 million in other income (expense), net. The fair value of the preferred stock liability in the amount of $1.5 million was reclassified to redeemable convertible preferred stock.

As of December 31, 2014, the outstanding convertible preferred stock was as follows (in thousands, except share amounts):

	December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value
Series A-1	33,101	33,101	$49
Series A-2	211,681	211,681	425
Series B-1	14,944,578	14,488,176	57,695
Series B-2	862,412	862,412	2,698
Series C	5,952,664	3,107,701	15,843
Total	22,004,436	18,703,071	$76,710

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

In connection with the consummation of the IPO in October 2015, all outstanding shares of Series A-1, Series A-2, Series B-1, Series B-2, Series C and Series D were converted into 27,135,453 shares of common stock on a one-for-one basis. As such, no convertible preferred stock shares were outstanding as of December 31, 2015.

13. Common Stock

In October 2015, the Company’s board of directors and stockholders approved the amended and restatement of the Company’s certificate of incorporation. The Amended and Restated Certificate of Incorporation was effective as of October 14, 2015, which provides for 75,000,000 authorized shares of common stock with par value of $0.00001 per share and 10,000,000 shares of preferred stock with a par value of $0.00001 per share.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2015 and 2014, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,
	2015	2014
Convertible preferred stock outstanding	—	18,703,071
Options issued and outstanding	5,270,751	2,147,872
Convertible preferred stock warrants	—	81,620
Shares available for future stock option grants	2,401,406	1,896,617
	7,672,157	22,829,180

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

In connection with the consummation of the IPO in October 2015, the board of directors adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan” and collectively with the 2010 Plan and 2011 Plan, the “Plans”). In conjunction with adopting the 2015 Plan, the Company discontinued the 2011 Plan with respect to new equity awards.

Options under the 2015 Plan may be granted for periods of up to ten years. All options issued to date have had a 10-year life. Under the terms of the 2015 Plan, options may be granted at an exercise price not less than the estimated fair value of the shares on the date of grant, as determined by the Company’s board of directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs may not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. To date, options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Activity under the Company’s stock option plans is set forth below:

			Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2012	1,579,860	940,262	$1.197
Options granted	(810,390)	810,390	1.008
Options exercised	—	(53,193)	1.134
Options forfeited	7,158	(7,158)	—
Retirement of shares under the 2010 Plan	—	(3,811)	1.071
Balances at December 31, 2013	776,628	1,686,490	1.071	8.5	$291
Options authorized	1,587,377	—	—
Options granted	(697,557)	697,557	1.449
Options exercised	—	(6,006)	1.260
Options forfeited	230,169	(230,169)	0.945
Balances at December 31, 2014	1,896,617	2,147,872	1.197	8.1	$767
Options authorized	3,801,597	—	—
Options granted	(3,309,708)	3,309,708	5.174
Options exercised	—	(173,929)	1.507
Options forfeited	12,900	(12,900)	1.405
Balances at December 31, 2015	2,401,406	5,270,751	3.694	8.6	$90,542
Options Exercisable—December 31, 2015		1,908,638	1.789	7.2	$36,418
Options vested and expected to vest—December 31, 2015		5,206,151	3.685	8.6	$89,476

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the underlying common stock as of December 31, 2015, 2014 and 2013, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $1,500 and $600, respectively.

The total fair value of options that vested in the years ended December 31, 2015, 2014 and 2013 were $2.8 million, $410,000 and $268,000, respectively.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable by exercise price at December 31, 2015:

	Outstanding		Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.945	411,576	7.16	278,861
$1.134	572,079	5.61	572,079
$1.260	342,793	7.05	306,083
$1.386	164,844	8.05	148,970
$1.449	249,886	8.32	183,100
$1.512	240,058	8.78	81,281
$1.575	815,030	9.13	160,073
$4.473	464,799	9.35	24,629
$6.615	1,966,357	9.63	126,667
$12.00	26,895	9.77	26,895
$21.51	16,434	9.95	—
	5,270,751		1,908,638

The following table summarizes information about stock options outstanding and vested by exercise price at December 31, 2014:

	Outstanding		Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.945	427,329	8.16	214,899
$1.134	661,891	6.59	564,812
$1.260	361,384	8.18	299,106
$1.386	178,072	9.05	81,099
$1.449	269,647	9.34	70,711
$1.512	249,549	9.78	10,582
	2,147,872		1,241,209

The options granted in the years ended December 31, 2015, 2014 and 2013 had a weighted average per share grant-date fair value of $7.169, $0.945, and $0.504, respectively. At December 31, 2015, the unrecognized compensation expense with respect to options granted to employees was $20.6 million, and is expected to be recognized over 3.5 years, respectively.

Early Exercise of Employee Options

Certain stock options granted under the Plans provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. Such unvested restricted shares are subject to a repurchase right held by the Company at the original issuance price in the event the optionee’s service to the Company is terminated either voluntarily or involuntarily. The right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision. The cash or full recourse notes received from employees for exercise of unvested options is treated as a refundable deposit and is classified as a liability on the balance sheets.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

15. Stock Based Compensation

Total stock-based compensation recorded related to option granted to employees and nonemployees was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,972	$195	$121
General and administrative	2,014	358	222
Total stock-based compensation expense	$3,986	$553	$343

Stock based compensation expense for employees was $3.2 million, $459,000 and $317,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company determined that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of stock options granted to non-employees is calculated at each grant date and re-measured at each reporting date using the Black-Scholes option pricing model. The stock-based compensation expense related to a grant will fluctuate as the estimated fair value of the common stock fluctuates over the period from the grant date to the vesting date.

Stock based compensation expense for non-employees was $773,000, $94,000 and $26,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company estimated the fair value of employee stock options using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the year ended December 31, 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
Expected volatility	62.9% – 68.9%	66.4% – 71.2%	70.8% – 71.7%
Risk-free interest rate	1.4% – 1.9%	1.6% – 2.0%	0.9% – 1.9%
Dividend yield	— %	— %	— %
Expected term (in years)	5.2 – 7.2	5.3 – 6.1	5.5 – 6.1

Expected Term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on industry peers, as the Company did not have sufficient historical performance to develop reasonable expectations about future exercise patterns and post-vesting employment information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for comparable publicly traded companies within the biotechnology and pharmaceutical industry using an average of historical volatilities of Company’s industry peers.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury whose term was consistent with expected term of the Company’s stock options.

Dividend Rate. The expected dividend was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Expected Forfeiture Rate. The forfeiture rates were estimated based on actual employee head count and were immaterial to the financial statements during 2015, 2104 and 2013.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

16. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expenses for these services were $33,000, $46,000, $17,000 for the year ended December 31, 2015, 2014 and 2013, respectively. The amounts outstanding and included in accounts payable were $0 and $17,600 as of December 31, 2015 and 2014, respectively.

The Company entered into full recourse loans (“stockholder notes” or “loans”) with current and former executive officers. Principal and interest under these loans are due at the earliest of (i) the fifth anniversary of the related note, (ii) the sale of the shares securing the notes, or (iii) thirty days after the termination of services. The principal loan amount and the accrued interest are reported as a deduction from stockholders’ equity (deficit) on the Company’s balance sheets. Loans made to two of the Company’s current and former executive officers were repaid and terminated in August 2015. The remaining balance of these loans was approximately $78,000 and $404,000 at December 31, 2015 and 2014, respectively. Interest income of $4,000, $5,000 and $6,000 was recorded in the years ended December 31, 2015, 2014 and 2013, respectively.

17. Income Taxes

The Company derives its income only from the United States. The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	2	1	1
Total current	2	1	1
Deferred:
Federal	8	9	9
State	—	—	—
Total deferred	8	9	9
Provision for income taxes	$10	$10	$10

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.8%	1.0%	6.6%
Stock compensation	(1.1)%	(0.3)%	(0.5)%
Tax attributes subject to 382 limitation	(35.4)%	0.0%	0.0%
Tax credits	0.8%	1.3%	3.3%
Other	(1.8)%	(0.1)%	(0.9)%
Change in valuation allowance	2.7%	(35.9)%	(42.6)%
Total	—%	—%	(0.1)%

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax liabilities are set out below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net operating loss carryforwards	$5,688	$22,484	$13,900
Research and development credits	1,337	2,009	1,324
Intangible—in-process R&D	88	96	124
Deferred revenue	16,182	1,579	—
Accruals and deferred rent	998	276	321
Stock-based compensation	1,125	155	86
Other	26	—	—
Total gross deferred income tax assets	25,444	26,599	15,755
Less: valuation allowance	(25,043)	(26,012)	(15,130)
Deferred tax assets, net of valuation allowance	401	587	625
Fixed assets	(313)	(491)	(419)
In-process R&D	(595)	(595)	(697)
Deferred tax liabilities	(908)	(1,086)	(1,116)
Net deferred income tax liabilities	$(507)	$(499)	$(491)

A valuation allowance has been established for the portion of deferred assets for which realization is not probable. The net change in the total valuation allowance for the year ended December 31, 2015 was a decrease of $1.0 million and for the years ended December 31, 2014 and 2013 was an increase of $10.9 million and $6.7 million, respectively.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $14.3 million and $14.3 million, respectively, as of December 31, 2015 available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards will begin to expire in 2031 if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $0.4 million and $2.1 million, respectively, as of December 31, 2015 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2030 if not utilized. The state research and development tax credits have no expiration date.

Internal Revenue Code section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2015. As a result, the federal and state carryforwards associated with the NOL and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. There may be further ownership changes after December 31, 2015.

The Company had approximately $0.7 million of unrecognized tax benefits as of December 31, 2015, none of which would affect the Company’s effective tax rate if recognized, due to the Company’s valuation allowance.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$3,019	$532	$200
Additions based on tax positions related to current year	(2,312)	2,473	60
Adjustment based on submitted prior year tax returns	(41)	14	272
Balance at end of the year	$666	$3,019	$532

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Interest and penalties have not been accrued at December 31, 2015, 2014 and 2013.

The Company files income tax returns in the United States, including California state jurisdiction. The tax years 2010 to 2015 remains open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2015, the Company is not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

18. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2015, 2014 and 2013, the Company made contributions to the plan of $25,000, $16,500 and $9,000, respectively.

19. Net Loss Per Share Attributable to Common Stockholders

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Redeemable convertible preferred stock (on an as-converted basis)	17,507,788	15,024,251	11,995,481
Convertible preferred stock (on an as-converted basis)	192,473	244,782	244,782
Options to purchase common stock	3,865,842	1,987,532	1,482,579
Convertible preferred stock warrants	64,178	81,620	36,559
Total	21,630,281	17,338,185	13,759,401

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(35,374)	$(30,310)	$(15,143)
Add: accretion to redemption value and cumulative dividends on preferred stock	(6,705)	(4,566)	(3,751)
Net loss attributable to common stockholders	(42,079)	(34,876)	(18,894)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	8,595,247	989,453	772,320
Net loss per share attributable to common stockholders, basic and diluted	$(4.90)	$(35.25)	$(24.46)

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

20. Supplementary Data – Quarterly Financial Data (Unaudited)

The following table represents certain unaudited financial information for each of the quarters ended December 31, 2015 and 2014:

	Three Months Ended
(in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$1,988	$1,939	$2,043	$1,742
Net loss	$(11,487)	$(11,870)	$(5,806)	$(6,211)
Net loss attributable to common stockholders	$(12,045)	$(14,828)	$(7,563)	$(7,643)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(14.26)	$(7.56)	$(7.67)

	Three Months Ended
(in thousands, except per share data)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$1,861	$1,915	$666	$635
Net loss	$(4,787)	$(3,589)	$(4,930)	$(17,004)
Net loss attributable to common stockholders	$(5,983)	$(4,758)	$(6,080)	$(18,055)
Net loss per share attributable to common stockholders, basic and diluted	$(6.03)	$(4.86)	$(6.33)	$(18.26)

21. Subsequent Events

On January 20, 2016, BMS selected an additional target pursuant to the BMS Agreement entered in May 2014. Under the terms of the BMS Agreement, BMS shall pay the Company a $10 million milestone payment upon the selection of the third target. This amount has been recorded as deferred revenue and will be recognized over the remaining performance period.

On February 12, 2016, the Company exercised its option under the ImmunoGen Agreement entered in January 2014 to obtain a worldwide, exclusive, sublicensable license from ImmunoGen for the development and commercialization of products directed against the target selected by the Company under the research collaboration pursuant to the ImmunoGen Agreement.

On March 1, 2016, the Company entered into an agreement to terminate the current lease (“Lease Termination”) with its current landlord. The Lease Termination provides for early termination of the current lease effective on November 30, 2016. The Company will not be required to pay the landlord a termination payment in connection with the early termination of the lease. Prior to the execution of the Lease Termination, the current lease had been scheduled to expire on January 31, 2019.

The future minimum lease payments for all the Company’s facility leases as of March 1, 2016 are as follows (in thousands):

Year Ending December 31:
2016	$1,298
2017	3,387
2018	4,374
2019	4,506
2020 and beyond	34,144
Total	$47,709

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.cytomx.com. Amendments to, and waivers from, the code of business conduct and ethics that apply to any director, executive officer or persons performing similar functions will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1)	Financial Statements:

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules: None
(3)	Exhibits.

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.

10.1(3)+	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.2(3)+	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.

10.3(3)+	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).

10.4(3)+	Form of Stock Option Agreement under the 2010 Plan.

10.5(4)+	2015 Equity Incentive Plan (“2015 Plan”).

10.6(2)+	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan .

10.7(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.

10.8(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of April 1, 2015.

10.9(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of March 19, 2015.

10.10(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of May 11, 2015.

10.11(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and W. Michael Kavanaugh, M.D., dated as of December 13, 2014.

10.12(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, dated as of April 1, 2015.

10.13(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of May 1, 2015.

10.14(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Cynthia Ladd, dated as of June 15, 2015.

10.15(2)+	Separation Agreement and General Release of Terms, by and between Henry B. Lowman, Ph.D. and CytomX Therapeutics, Inc., dated as of September 30, 2014.

10.16(3)+	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors.

10.17(5)†

Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.

10.18(5)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.

10.19(5)†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between Pfizer, Inc. and CytomX Therapeutics, Inc.

10.20(3)	Lease Agreement dated as of March 29, 2013, by and between ARE-Technology Center SSF, LLC and CytomX Therapeutics, Inc.

10.21(3)

Exclusive Licence Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.

10.22(6)+	Form of Option Award Notice under the 2015 Plan.

10.23(6)+	Form of Early Exercise Option Award Notice under the 2015 Plan.

10.24(7)	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.

23.1(8)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1(8)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.2(8)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(8)	XBRL Report Instance Document.

101.SCH(8)	XBRL Taxonomy Extension Schema Document.

101.CAL(8)	XBRL Taxonomy Calculation Linkbase Document.

101.LAB(8)	XBRL Taxonomy Label Linkbase Document.

101.PRE(8)	XBRL Taxonomy Presentation Linkbase Document.

101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document.

+	Indicates a management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and omitted portions have been filed separately with the Securities and Exchange Commission.
*

Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on October 19, 2015.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on September 28, 2015.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on August 28, 2015.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on October 6, 2015.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 4 to Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on October 2, 2015.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 23, 2015.
(7)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2015.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMX THERAPEUTICS, INC.

Date: March 7, 2016	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer

	By:	/s/ Robert C. Goeltz
	Name:	Robert C. Goeltz II
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean A. McCarthy, D. Phil. and Robert C. Goeltz II and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean A. McCarthy	President, Chief Executive Officer and Director	March 7, 2016
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Robert C. Goeltz	Chief Financial Officer	March 7, 2016
Robert C. Goeltz II	(Principal Financial and Accounting Officer)

/s/ Hoyoung Huh, M.D., Ph.D.	Chairman of the Board	March 7, 2016
Hoyoung Huh, M.D., Ph.D.

/s/ Neil Exter	Director	March 7, 2016
Neil Exter

/s/ Frederick W. Gluck	Director	March 7, 2016
Frederick W. Gluck

/s/ Elaine V. Jones, Ph.D.	Director	March 7, 2016
Elaine V. Jones, Ph.D.

/s/ Timothy M. Shannon, M.D.	Director	March 7, 2016
Timothy M. Shannon, M.D.

/s/ Matthew P. Young	Director	March 7, 2016
Matthew P. Young

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.

10.1(3)+	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).

10.2(3)+	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.

10.3(3)+	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).

10.4(3)+	Form of Stock Option Agreement under the 2010 Plan.

10.5(4)+	2015 Equity Incentive Plan (“2015 Plan”).

10.6(2)+	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan .

10.7(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.

10.8(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of April 1, 2015.

10.9(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of March 19, 2015.

10.10(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of May 11, 2015.

10.11(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and W. Michael Kavanaugh, M.D., dated as of December 13, 2014.

10.12(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, dated as of April 1, 2015.

10.13(3)+	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of May 1, 2015.

10.14(3)+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Cynthia Ladd, dated as of June 15, 2015.

10.15(2)+	Separation Agreement and General Release of Terms, by and between Henry B. Lowman, Ph.D. and CytomX Therapeutics, Inc., dated as of September 30, 2014.

10.16(3)+	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors.

10.17(5)†

Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.

10.18(5)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.

10.19(5)†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between Pfizer, Inc. and CytomX Therapeutics, Inc.

10.20(3)	Lease Agreement dated as of March 29, 2013, by and between ARE-Technology Center SSF, LLC and CytomX Therapeutics, Inc.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.21(3)

Exclusive Licence Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of

May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.

10.22(6)+	Form of Option Award Notice under the 2015 Plan.

10.23(6)+	Form of Early Exercise Option Award Notice under the 2015 Plan.

10.24(7)	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.

23.1(8)	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1(8)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(8)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(8)	XBRL Report Instance Document.

101.SCH(8)	XBRL Taxonomy Extension Schema Document.

101.CAL(8)	XBRL Taxonomy Calculation Linkbase Document.

101.LAB(8)	XBRL Taxonomy Label Linkbase Document.

101.PRE(8)	XBRL Taxonomy Presentation Linkbase Document.

101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document.

+	Indicates a management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and omitted portions have been filed separately with the Securities and Exchange Commission.
*

Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on October 19, 2015.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on September 28, 2015.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on August 28, 2015.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on October 6, 2015.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 4 to Registration Statement on Form S-1 (No. 333-206658) filed with the SEC on October 2, 2015.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 23, 2015.
(7)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2015.
(8)	Filed herewith.