Form 10-Q
period 2016-03-31
CytomX Therapeutics, Inc.
filed 2016-05-06
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 4, 2016, 36,087,768 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and therapeutic biologics, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and the “Company” refer to CytomX Therapeutics, Inc., a Delaware corporation.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$67,897	$59,822
Short-term investments	112,739	126,889
Accounts receivable	316	372
Related party accounts receivable	158	372
Prepaid expenses and other current assets	3,438	2,299
Total current assets	184,548	189,754
Property and equipment, net	3,479	3,481
Intangible assets	1,750	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	309	364
Total assets	$191,952	$197,215
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,958	$4,697
Accrued liabilities	4,738	4,912
Deferred revenues, current portion	7,307	6,130
Total current liabilities	17,003	15,739
Deferred revenue, net of current portion	61,725	54,703
Deferred tax liability	510	507
Other long-term liabilities	—	198
Total liabilities	79,238	71,147
Commitments and contingencies (Note 11)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2016; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.00001 par value; 75,000,000 authorized at March 31, 2016; 36,085,809 and 36,033,209 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Stockholders notes receivable	(78)	(78)
Additional paid-in capital	246,256	243,687
Accumulated other comprehensive income / (loss)	30	(76)
Accumulated deficit	(133,495)	(117,466)
Total stockholders' equity	112,714	126,068
Total liabilities and stockholders' equity	$191,952	$197,215

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$1,783	$1,395
Revenues from related parties	440	347
Total revenues	2,223	1,742
Operating expenses:
Research and development	13,365	4,664
General and administrative	5,040	1,946
Total operating expenses	18,405	6,610
Loss from operations	(16,182)	(4,868)
Interest income	490	138
Interest expense	(353)	(230)
Other income (expense), net	19	(1,251)
Loss before provision for income taxes	(16,026)	(6,211)
Provision for income taxes	3	—
Net loss	(16,029)	(6,211)
Accretion to redemption value and cumulative dividends on preferred stock	—	(1,432)
Net loss attributable to common stockholders	$(16,029)	$(7,643)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(7.67)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,063,425	996,551
Other comprehensive loss:
Changes in unrealized gains / (losses) on short-term investments	106	(10)
Total other comprehensive gain / (loss)	106	(10)
Comprehensive loss	$(15,923)	$(6,221)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(16,029)	$(6,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	268
Amortization of debt discount	—	13
Accretion of discount on short-term investments	350	124
Stock-based compensation expense	2,362	175
Issuance of stock in connection with services	159	—
Change in fair value of convertible preferred stock liability	—	1,031
Change in fair value of convertible preferred stock warrant liability	—	222
Deferred income taxes	3	—
Changes in operating assets and liabilities
Accounts receivable	56	2
Related party accounts receivable	214	1,663
Prepaid expenses and other current assets	(1,139)	(410)
Other assets	55	22
Accounts payable	246	(567)
Accrued liabilities	(371)	(169)
Deferred revenue	8,199	(1,532)
Net cash used in operating activities	(5,540)	(5,369)
Cash flows from investing activities:
Purchases of property and equipment	(327)	(255)
Purchases of short-term investments	(33,844)	(51,788)
Maturities of short-term investments	47,750	—
Net cash provided by / (used in) investing activities	13,579	(52,043)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	1,191
Proceeds from exercise of stock options	48	—
Repayment of notes payable	—	(356)
Payment of deferred offering costs	(12)	—
Net cash provided by financing activities	36	835
Net increase (decrease) in cash and cash equivalents	8,075	(56,577)
Cash and cash equivalents, beginning of period	59,822	64,396
Cash and cash equivalents, end of period	$67,897	$7,819
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$84

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	26	463
Accretion to redemption value and cumulative dividends on preferred stock	—	1,432

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

Initial Public Offering

On October 7, 2015, the Company’s registration statement on Form S-1 (File No. 333-206658) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on The NASDAQ Global Select Market on October 8, 2015. The public offering price of the shares sold in the IPO was $12.00 per share. The IPO closed on October 14, 2015, pursuant to which the Company sold 7,666,667 shares of common stock, including the sale of 1,000,000 shares of common stock to the underwriters upon their exercise of their option to purchase additional shares. The Company received net proceeds of approximately $81.8 million, after underwriting discounts, commissions and offering expenses. Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and redeemable convertible preferred stock converted into common stock.

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

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As of March 31, 2016 and December 31, 2015, the Company had an accumulated deficit of $133.5 million and $117.5 million, respectively, and expects to incur losses for the foreseeable future. Since its inception, the Company has funded its operations primarily through sales of its common stock in conjunction with the IPO, sales of convertible preferred securities and payments received under its collaboration agreements. As of March 31, 2016 and December 31, 2015, the Company had cash, cash equivalents and short-term investments of $180.6 million and $186.7 million, respectively. In May and June 2015, the Company received aggregate net proceeds of $73.2 million from the issuance of its Series C and Series D redeemable convertible preferred stock. In October 2015, the Company consummated its IPO and raised net proceeds of approximately $81.8 million, after deducting underwriting discounts and commissions and offering expenses.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Customers who represent 10% of more of the Company’s total revenue during each period presented or net accounts receivable balance at each respective balance sheet date are as follows:

	Revenue		Accounts Receivable, net
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Customer A	80%	80%	67%	50%
Customer B	20%	20%	33%	50%

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the three months ended March 31, 2016 and the year ended December 31, 2015.

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

Comprehensive Gain and Loss

Comprehensive gain and loss represents all changes in stockholders’ deficit except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The Company does not believe that adopting ASU 2014-15 will have a material impact on its financial statements.

In 2015, the FASB issued new guidance related to balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As the Company’s deferred tax balance is already classified as noncurrent, the adoption of this new guidance had no financial statement impact.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-09 of its financial statements.

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Level I assets consist primarily of highly liquid money market funds, some of which are included in restricted cash. The Company’s Level II assets consist of U.S. government bonds that are included in short-term investments. The Company’s Level III liabilities include the convertible preferred stock warrant liability and the convertible preferred stock liability. The determination of the fair value of the convertible preferred stock warrant liability is discussed in Note 10.  The determination of the fair value of the convertible preferred stock liability is discussed in Note 12.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	March 31, 2016
	Level I	Level II	Level III	Total
Assets
Money market funds	$58,547	$—	$—	$58,547
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	112,739	—	112,739
	$59,464	$112,739	$—	$172,203

	December 31, 2015
	Level I	Level II	Level III	Total

Assets
Money market funds	$44,714	$—	$—	$44,714
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	140,392		140,392
	$45,631	$140,392	$—	$186,023

The following is a summary of the gross unrealized gains and losses on the Company’s short-term investments (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	112,709	31	(1)	112,739
Total securities	$112,709	$31	$(1)	$112,739

The contractual maturities of securities classified as available-for-sale as of March 31, 2016 were as follows (in thousands):

March 31, 2016
Due within one year	112,739
Total	$112,739

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Machinery and equipment	$5,153	$4,910
Computer equipment and software	506	452
Furniture and fixtures	51	51
Leasehold improvements	720	720
Construction in progress	225	169
	6,655	6,302
Less: accumulated depreciation and amortization	(3,176)	(2,821)
	$3,479	$3,481

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Depreciation and amortization expense was $355,000 and $268,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Goodwill and intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Goodwill	$949	$949
In-process research and development	1,750	1,750

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Research and clinical expenses	$2,371	$1,562
Payroll and related expenses	1,227	2,839
Legal and professional expenses	854	296
Other accrued expenses	286	215
Total	$4,738	$4,912

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

During the three months ended March 31, 2016 and 2015, the Company recognized revenue of $0.4 million and $0.3 million respectively. As of March 31, 2016 and December 31, 2015, deferred revenue relating to the Pfizer Agreement was $4.7 million and $4.9 million, respectively. The amount due from Pfizer under the Agreement was $0.2 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Company will recognize $13.0 million upon delivery of development and commercialization licenses and will recognize amount allocated to the future technology improvements over the term of the license.

The estimated fair value of assets and services received was also $13.2 million, of which $12.7 million was allocated to the licenses received and was charged to research and development expense, with the remaining amount of $0.5 million was allocated to the research services, joint research committee participation and technology improvements, which is being expensed over the period of services to be provided.

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

The Company received an upfront payment of $50.0 million from BMS in July 2014. The upfront payment was recorded as deferred revenue and being recognized on a ratable basis over the estimated performance period of ten years. The Company determined that the remaining contingent payments under the Agreement do not constitute substantive milestones and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments do not meet the definition of a substantive milestone because the achievement of these events solely depends on BMS’s performance. Accordingly, any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the contingent payment is triggered, the contingent payment will be recognized as revenue in full upon the triggering event.

In January 2016, BMS selected an additional target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid the Company a $10 million milestone payment. This amount has been recorded as deferred revenue and will be recognized over the remaining performance period.

During the three months ended March 31, 2016 and 2015, the Company recognized revenue of $1.8 million and $1.4 million, respectively. As of March 31, 2016 and December 31, 2015, deferred revenue relating to the BMS Agreement was $51.1 million and $42.6 million, respectively. The amount due from BMS under the BMS Agreement was $0.3 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the three months ended March 31, 2016.

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

In the three months ended March 31, 2016 and 2015, the Company incurred expenses of $537,000 and $173,000, respectively, to the UC Regents under the provisions of the UC Agreement.

Royalty obligations

The Company has future minimum royalty obligations due under the terms of certain exclusive licensed patent rights. These minimum future obligations are as follows (in thousands):

Year ended December 31,
2016 (nine months remaining)	$—
2017	150
Total minimum royalty obligations	$150

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In connection with the execution and the amendment of the Debt Facility, the Company issued warrants to the lender to purchase an aggregate of 81,620 shares of the Company’s Series B-1 redeemable convertible preferred stock. The warrants were exercisable in cash at an exercise price of $3.084396 per share or through a cashless exercise provision.

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

The New Lease provides for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months will be approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company will be entitled to a one-time improvement allowance of up to $12.6 million.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as a non-current asset on its balance sheet.

Amendment to Current Lease

In March 2016, the Company entered into an agreement to terminate the current lease, which was due to expire on January 31, 2019 (“Lease Termination”) with its current landlord. The Lease Termination provides for an early termination of the current lease effective on November 30, 2016. The Company will not be required to pay the landlord a termination payment in connection with the early termination of the lease.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The minimum lease payments for all the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2016 (nine months remaining)	$1,053
2017	3,387
2018	4,374
2019	4,506
2020	34,144
Total	$47,464

Rent expense during the three months ended March 31, 2016 was a credit of $2,000 due to a one-time adjustment to deferred rent pursuant to the termination of the current lease. Rent expense during the three months ended March 31, 2015 was $235,000.

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

In connection with the consummation of the IPO in October 2015, all outstanding shares of Series A-1, Series A-2, Series B-1, Series B-2, Series C and Series D were converted into 27,135,453 shares of common stock on a one-for-one basis. As such, no convertible preferred stock shares were outstanding as of March 31, 2016 and December 31, 2015.

13. Common Stock

In October 2015, the Company’s board of directors and stockholders approved the Company’s amended and restated certificate of incorporation. The amended and restated certificate of incorporation was effective as of October 14, 2015, and provides for 75,000,000 authorized shares of common stock with a par value of $0.00001 per share and 10,000,000 shares of preferred stock with a par value of $0.00001 per share.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of March 31, 2016 and December 31, 2015, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2016	December 31, 2015
Options issued and outstanding	6,125,654	5,270,751
Shares available for future stock option grants	2,927,926	2,401,406
	9,053,580	7,672,157

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

Activity under the Company’s stock option plans is set forth below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2015	5,270,751	$3.694
Options granted	905,246	14.459
Options exercised	(41,600)	1.116
Option forfeited	(8,743)	3.904
Balances at March 31, 2016	6,125,654	$5.302
Options exercisable at March 31, 2016	2,156,260	$2.191

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

15. Stock Based Compensation

Total stock-based compensation recorded related to option granted to employees and nonemployees was as follows (in thousands):

	March 31,
	2016	2015
Stock-based compensation expense:
Research and development	$1,349	$79
General and administrative	1,172	96
Total stock-based compensation expense	$2,521	$175

16. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expense for these services of $12,000 and $8,400 were recorded for the three months ended March 31, 2016 and 2015, respectively. The amounts outstanding and included in accounts payable were $12,000 and $0 as of March 31, 2016 and December 31, 2015, respectively.

The Company entered into full recourse loans (“stockholder notes” or “loans”) with current and former executive officers. Principal and interest under these loans are due at the earliest of (i) the fifth anniversary of the related note, (ii) the sale of the shares securing the notes, or (iii) thirty days after the termination of services. The principal loan amount and the accrued interest are reported as a deduction from stockholders’ deficit on the Company’s balance sheets. Loans made to two of the Company’s current and former executive officers were repaid and terminated in August 2015. The remaining balance of these loans was approximately $78,000 and $78,000 at March 31, 2016 and December 31, 2015, respectively. Interest income earned on the loans was insignificant during the three months ended March 31, 2016 and 2015.

Revenues from related parties refer to our collaboration agreement with Pfizer, one of our stockholders. During the three months ended March 31, 2016 and 2015, the Company recognized revenue of $0.4 million and $0.3 million, respectively (Note 8). As of March 31, 2016 and December 31, 2015, deferred revenue relating to the Pfizer Agreement was $4.7 million and $4.9 million, respectively. The amount due from Pfizer under the agreement was $0.2 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively.

17. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the three months ended March 31, 2016 and 2015, the Company made contributions to the plan of $141,000 and $18,000, respectively.

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. No shares were issued under the ESPP as of March 31, 2016 and December 31, 2015.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

18. Net Loss Per Share Attributable to Common Stockholders

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Three months Ended March 31,
	2016	2015
Redeemable convertible preferred stock (on an as-converted basis)	—	18,612,177
Convertible preferred stock (on an as-converted basis)	—	244,782
Options to purchase common stock	5,951,381	2,563,466
Convertible preferred stock warrants	—	81,620
Total	5,951,381	21,502,045

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three months ended March 31,
	2016	2015
Numerator:
Net loss	$(16,029)	$(6,211)
Add: accretion to redemption value and cumulative dividends on preferred stock	—	(1,432)
Net loss attributable to common stockholders	$(16,029)	$(7,643)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	36,063,425	996,551
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(7.56)

19. Subsequent Events

On April 21, 2016, the Company entered into the following two collaboration agreements with AbbVie Ireland Unlimited Company (“AbbVie”).

Co-Development Agreement

Pursuant to a Co-Development and License Agreement (the “Co-Development Agreement”), the Company and AbbVie will collaborate in the research, development and commercialization of PDCs and products. The Company will be responsible for the research and development of a PDC through the completion of Phase I and all related costs. AbbVie will be responsible for the subsequent clinical studies, and the Company will financially participate in 35% of the global development costs following a Phase II study unless it elects to opt out of the co-development (the “Co-Development Opt-Out”). AbbVie has the sole right to commercialize the PDCs and co-development products worldwide at its own cost and expense, subject to the Company’s right to elect to assume a portion of the co-promotion effort in the U.S. for each product (the “Co-Promotion Option”). The Company grants to AbbVie a worldwide, exclusive and sublicensable license to certain patents and know-how for the development and commercialization of PDCs and co-development products. The parties will establish a joint research committee and a joint development committee to oversee the PDC research and development activities, respectively, and, if the Company exercises the Co-Promotion Option, a joint commercialization committee to oversee the commercialization of the co-development products.

Pursuant to the Co-Development Agreement, the financial consideration from AbbVie was comprised of an upfront payment of $20 million and, subject to a reduction by 25% if the Company exercises the Co-Development Opt-Out, a total of up to $470 million in

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

development, regulatory and commercial milestone payments. Unless the Company exercises the Co-Development Opt-Out, AbbVie and the Company will share 65% and 35%, respectively, of the net profits and net losses from sales of the co-development products in the U.S. (the “U.S. Profit Sharing”), and the Company will be eligible to receive tiered royalties at double-digit percentages, subject to a reduction in royalties to royalties in the high-single digits to low teens if the Company exercises the Co-Development Opt-Out, on net sales of the co-development products from the ex-U.S. territory. If the Company elects to opt out of the U.S. Profit Sharing, it will receive the tiered royalties, subject to reduction, on global net sales of the co-development products. AbbVie’s royalty obligation continues with respect to each country and each licensed product until the later of (i) the expiration, invalidation or abandonment date of the last claim of the licensed patents covering the manufacture, use or sale of such licensed product in such country, (ii) the expiration of any applicable regulatory exclusivity with respect to such product in such country or (iii) the tenth anniversary of the first commercial sale of a licensed product in such country.

The Co-Development Agreement will continue in effect until the date of expiration of the last royalty term for the last licensed product and, if later, the date on which no co-development product is being developed or commercialized in or for the U.S. AbbVie may terminate the agreement in its entirety or on a country-by-country basis after April 21, 2018 for no reason or at any time for certain development, regulatory or commercialization reasons. Either party may terminate the agreement upon the other party’s uncured material breach or insolvency.

Discovery Collaboration Agreement

Pursuant to a Discovery Collaboration and License Agreement (the “Discovery Collaboration Agreement”), AbbVie has the right to select a total of up to two targets and the Company and AbbVie will collaborate in the research and development of Probodies against the selected targets. AbbVie has the sole right to develop, manufacture and commercialize the PDCs and products directed toward the targets worldwide at its own cost and expense. The Company grants to AbbVie a worldwide, exclusive and sublicensable license, on a target-by-target basis, to certain patents and know-how for the development, manufacture and commercialization of the PDCs and licensed products. The parties will establish a joint research committee to oversee the research and discovery of Probodies against the selected targets and the conjugation of Probodies into PDCs.

Under the Discovery Collaboration Agreement, the Company will receive from AbbVie an upfront payment of $10 million, an additional milestone payment payable upon the selection by AbbVie of the second target and additional milestone and royalty payments per target, should AbbVie ultimately pursue these targets. AbbVie’s royalty obligation continues with respect to each country on a licensed-product-by-licensed product basis until the later of (i) the expiration, invalidation or abandonment date of the last claim of the licensed patents covering the manufacture, use or sale of such licensed product in such country, (ii) the expiration of any applicable regulatory exclusivity with respect to such product in such country or (iii) the tenth anniversary of the first commercial sale of a licensed product in such country.

The Discovery Collaboration Agreement will continue in effect until the date of expiration of the last royalty term for the last licensed product. AbbVie may terminate the agreement in its entirety or on a country-by-country or target-by-target basis for no reason after April 21, 2017 or at any time for certain development, regulatory or commercialization reasons. Either party may terminate the agreement upon the other party’s uncured material breach or insolvency.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2016.

Overview

We are an oncology-focused biopharmaceutical company pioneering a novel class of antibody therapeutics based on our Probody technology platform. We are using our platform to create proprietary cancer immunotherapies against clinically-validated targets as well as to develop first-in-class cancer therapeutics against novel targets. We believe that our Probody platform will allow us to improve the combined efficacy and safety profile, or therapeutic window, of monoclonal antibody modalities including cancer immunotherapies, antibody drug conjugates (“ADCs”) and T-cell-recruiting bispecific antibodies. Our Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. We are currently developing Probody therapeutics that address clinically-validated cancer targets in immuno-oncology, such as PD-L1, as well as novel targets, such as CD-166, that are difficult to drug and lead to concerns about damage to healthy tissues, or toxicities. In addition to our proprietary programs, we are collaborating with strategic partners including Bristol-Myers Squibb Company (“BMS”), Pfizer Inc. (“Pfizer”), ImmunoGen, Inc. (“ImmunoGen”) and AbbVie Ireland Unlimited Company (“AbbVie”) to develop selected Probody therapeutics. Our broad technology platform and lead product candidates are supported by a decade of thorough scientific research and strong intellectual property, and we are advancing these candidates toward clinical trials. Our vision is to transform lives with safer, more effective therapies. To realize this vision we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

We do not currently have any product candidates in clinical trials or approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss for the three months ended March 31, 2016 was $16.0 million. As of March 31, 2016, we had an accumulated deficit of $133.5 million. We expect to continue to incur significant losses for the foreseeable future.

We have three pipeline strategies that we are pursuing with our Probody platform: (i) developing a novel class of immuno-oncology therapies directed against clinically-validated targets, (ii) developing first-in-class therapeutics directed against difficult-to-drug targets and (iii) collaborating with leading pharmaceutical companies to discover and develop Probody therapeutics against selected targets.

Regulatory agencies, including the United States Food and Drug Administration (“FDA”), regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We have product candidates that are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. Many product candidates in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

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

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we do generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaborations with BMS, Pfizer, ImmunoGen and AbbVie, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount significantly to operate as public company and as we advance our product candidates through clinical development, which will also increase our general and administrative expenses.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments.

Interest Expense

Interest expense primarily consists of interest costs related to our borrowings under our loan agreements and amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes to the estimated fair value of the convertible preferred stock warrant liability and the convertible preferred stock liability.

Results of Operations

For the Three Months Ended March 31, 2016 and 2015.

Revenues

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Total revenues	$2,223	$1,742	$481

Revenue increased $0.5 million during the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase in revenue was primarily due to $0.3 million increase in recognized revenue related to the BMS milestone payment in connection with its selection of the third target, and a $0.2 million increase in service revenue related to our collaborations with BMS and Pfizer.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Research and development expenses	$13,365	$4,664	$8,701

Research and development expense increased $8.7 million during the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $6.2 million in laboratory and professional services related to advancement of our product pipeline, an increase of $1.3 million in stock based compensation primarily due to higher stock valuation, an increase of $0.8 million in personnel-related expenses due to an increase in headcount, and an increase of $0.4 million in royalty payments by the Company to a third party triggered by BMS’s milestone payment in connection with its selection of the third target.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
General and administrative expenses	$5,040	$1,946	$3,094

General and administrative expense increased $3.1 million during the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase in consulting and professional services expense of $1.2 million due to costs associated with operating as a public company, an increase of $1.1 million in stock based compensation primarily due to higher stock valuation, and an additional $0.7 million of personnel-related expenses due to an increase in headcount.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Interest income	$490	$138	$352
Interest expense	(353)	(230)	(123)
Other income (expense), net	19	(1,251)	1,270
Total Interest and other income (expense)	$156	$(1,343)	$1,499

Interest Income

Interest income increased $0.4 million during the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase was attributable to interest income earned on cash equivalents and short-term investments as a result of the proceeds received from our preferred stock financings in May 2015 and June 2015, and initial public offering of common stock (“IPO”) in October 2015.

Interest Expense

Interest expense increased $0.1 million during the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to a $0.2 million increase in amortization of premiums on our short-term investments, partly offset by a decrease of $0.1 million interest expense due to repayment and termination of debt facility in September 2015.

Other Income (Expense), Net

Other income (expense), net decreased $1.3 million during the three months ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily attributable to a loss of $1.3 million related to an increase in the fair value of our convertible preferred stock warrant liability.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $180.6 million and an accumulated deficit of $133.5 million, compared to cash and cash equivalents of $186.7 million and an accumulated deficit of $117.5 million as of December 31, 2015. We have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities and payments received under our collaboration agreements. In May and June 2015, respectively, an investor exercised its option to purchase 659,209 shares of Series C redeemable convertible preferred stock for net proceeds of $3.5 million and we issued 7,490,540 shares of Series D redeemable convertible preferred stock for net proceeds of $69.7 million.

On October 14, 2015, we consummated our IPO and sold 7,666,667 shares of our common stock at a price of $12.00 per share, which included the exercise of the underwriters’ option to purchase 1,000,000 additional shares of common stock. We received net proceeds of approximately $81.8 million, after deducting underwriting discounts, commissions and offering expenses. Immediately prior to the consummated IPO, all outstanding shares of the convertible preferred stock and redeemable convertible preferred stock converted into common stock on a one-for-one basis.

We believe our current cash, cash equivalents and short-term investments will be sufficient to fund our planned expenditures and meet our obligations through the end of 2018. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our CX-2009 and CX-072 product candidates are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

 Cash Flows

The following table summarizes our cash flows for the periods indicated in thousands:

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(5,540)	$(5,369)
Investing activities	13,579	(52,043)
Financing activities	36	835
Net (decrease) increase in cash and cash equivalents	$8,075	$(56,577)

Cash Flows from Operating Activities

During the three months ended March 31, 2016, cash used in operating activities was $5.5 million, which consisted of a net loss of $16.0 million, adjusted by non-cash charges of $3.2 million and a net increase of $7.3 million in our net operating assets. The non-cash charges primarily consist of $2.5 million in stock-based compensation, $0.4 million in depreciation and amortization and $0.4 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily due to an increase of $8.2 million in deferred revenue due to a $10 million milestone payment from BMS in connection with its selection of the third target, which was partially offset by the recognition of upfront fees received, a decrease of $0.3 million in accounts receivable, an increase of $0.2 million in accounts payable, a decrease of $1.1 million in prepaid expenses and other current assets and a decrease of $0.4 million in accrued liabilities.

During the three months ended March 31, 2015, cash used in operating activities was $5.4 million, which consisted of a net loss of $6.2 million, adjusted by non-cash charges of $1.8 million and a net decrease of $1.0 million in our net operating assets. The non-cash charges primarily consist of depreciation and amortization of $0.3 million, stock-based compensation of $0.2 million, amortization of premiums of our short-term investments of $0.1 million, and a loss on remeasurement of our convertible preferred stock liability. The change in our net operating assets and liabilities was primarily due to a $0.7 million decrease in accounts payable and accrued liabilities mainly due to the payment of the 2014 annual bonus in 2015 as well as legal costs for patent filings, a decrease of $1.5 million in deferred revenue due to the recognition of upfront fees received and an increase of $0.4 million in prepaid expenses and other assets mainly due to accrued interest receivable from our short-term investments and prepayment of rent for our facility, partially offset by a decrease of $1.7 million in accounts receivable primarily due to the receipt of the $1.5 million upfront payment from Pfizer agreement in the first quarter of 2015.

Cash Flows from Investing Activities

Cash provided in investing activities during the three months ended March 31, 2016 was $13.6 million, which consisted of $47.7 million in proceeds from the maturity of marketable securities. This was partially offset by $33.8 million in purchases of short-term investments and $0.3 million of capital expenditures to purchase property and equipment.

Cash used in investing activities during the three months ended March 31, 2015 was $52.0 million, which consisted of $0.3 million of capital expenditures to purchase property and equipment and $51.8 million of purchases of short-term investments.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options.

During the three months ended March 31, 2015, cash provided by financing activities was $0.8 million consisting of $1.2 million in net proceeds from the issuance of preferred stock, partially offset by repayments on our borrowings of $0.4 million.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period(4)
	2016 (1)	2017	2018	2019	2020 +	Total
Operating leases(2)	$1,053	$3,387	$4,374	$4,506	$34,144	$47,464
Royalty obligations (3)	—	150	—	—	—	150
Total contractual obligations	$1,053	$3,537	$4,374	$4,506	$34,144	$47,614

(1)	Remainder of the year
(2)

We lease our current facility under a long-term operating lease, which expires in 2019. In March 2016, we entered into an agreement with our current landlord to terminate the lease effective November 30, 2016. We entered into in a new lease in December 2015 under a long-term operating lease, which expires in 2026.

(3)	We have royalty obligations under the terms of certain exclusive licensed patent rights. See Note 9 of our financial statements.
(4)	This table excludes unrecognized tax benefits of $666,000 as of December 31, 2015 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We do intend to rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash and cash equivalents of $180.6 million as of March 31, 2016 and cash, cash equivalents and short-term investments of $186.7 million as of December 31, 2015, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a preclinical stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2016, we had an accumulated deficit of $133.5 million. For the three months ended March 31, 2016, our net loss was $16.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any that are approved for commercial sale. In addition, we are incurring and will continue to incur additional costs associated with operating as a public company.

As of March 31, 2016, we had $180.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments, will be sufficient to fund our anticipated level of operations through the end of 2018. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Since 2013, we have entered into collaborations with Pfizer, BMS, ImmunoGen and AbbVie to develop certain Probody therapeutics. In addition, we may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, in November 2015, we entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies.

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

If our lead product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from ADCs such as Genentech, Inc.’s Kadcyla, immune checkpoint inhibitors such as BMS’s Opdivo and T-cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. In addition, numerous compounds are in clinical development for cancer treatment. With respect to immunogenic cancers such as melanoma, the most common treatments are chemotherapeutic compounds, radiation therapy and now immunotherapeutic antibodies such as Opdivo, Yervoy and Merck & Co., Inc.’s Keytruda. The clinical development pipeline for cancer includes small molecules, antibodies and immunotherapies from a variety of groups.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of  others. As of May 1, 2016, we solely own ten patents and 138 pending patent applications; we co-own four patents and seven pending patent applications with UC, acting through its Santa Barbara Campus and one patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we have licensed fourteen patents and seven pending patent applications that cover compositions and methods related to the screening and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects therapeutic biologics to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

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

•

U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through May 4, 2016, our stock had high and low sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

Each of our executive officers is entitled to receive a lump sum payment equal to nine months or one year of his or her base salary as well as continued medical and dental coverage for a period of nine months or one year following his or her termination of employment due to good reason or without cause. In the event of a change in control and a termination of employment without cause or due to good reason, each of our executive officers would similarly receive nine months or one year of his or her base salary as well as continued medical and dental coverage for a period of nine months or one year, as well as an additional lump sum payment equal to three-fourths or 100% of his or her target annual bonus for the calendar year in which his or her employment is terminated and full vesting of his or her outstanding option awards. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. Furthermore, the payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

On October 14, 2015, we consummated our IPO and sold 7,666,667 shares of common stock, including the sale of 1,000,000 shares of common stock to the underwriters upon full exercise of their over-allotment option at an initial offering price of $12.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206658), which was declared effective by the SEC on October 7, 2015. No additional shares were registered. The joint book-running managers for the IPO were Merrill Lynch, Pierce, Fenner and Smith Incorporated, Jefferies LLC and Cowen and Company and LLC. Oppenheimer & Co. served as manager for the IPO. We received net proceeds from the IPO of approximately $81.8 million, after underwriting discounts, commissions and offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

We currently expect to use substantially all of the net proceeds from the IPO primarily to fund the costs and expenditures to develop our CX-2009 and CX-072 product candidates, to expand research and development activities, including discovery of additional cancer immunotherapies and first-in-class therapeutics directed against difficult-to-drug targets and continued development of our Probody technology platform, and working capital and other general corporate purposes.

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

CytomX Therapeutics, Inc.

Date: May 6, 2016	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 6, 2016	By:	/s/ Robert C. Goeltz
Robert C. Goeltz II
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1, 32.2 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

10.1(1)	Form of First Amendment to Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and certain of its officers.

10.2(2)

Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement dated as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.

31.1(2)	Rule 13a-14(a) Certification of Chief Executive Officer of CytomX Therapeutics, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Rule 13a-14(a) Certification of Chief Financial Officer of CytomX Therapeutics, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of CytomX Therapeutics, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of CytomX Therapeutics, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the indicated exhibit in the Current Report on Form 8-K filed by CytomX Therapeutics, Inc. with the SEC on March 7, 2016.
(2)	Filed herewith.
*

Exhibits 32.1 and 32.2 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.