Form 10-Q
period 2016-06-30
CytomX Therapeutics, Inc.
filed 2016-08-03
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, 36,288,413 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

•	our receipt and timing of any milestone payments or royalties under any existing or future research collaboration and license agreements or arrangements;
•	our expectations regarding the activity of our product candidates once administered in a human subject;
•	our expectations and beliefs regarding the evolution of the market for cancer therapies and development of the immuno-oncology industry;
•	our ability to identify and develop products for novel cancer targets;
•	our dependence on existing and future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in such collaborations;
•	our ability to identify and develop product candidates for treatment of additional disease indications;
•	our or an existing or future collaborator’s ability to obtain and maintain regulatory approval of any of our or such collaborator’s product candidates;
•	the rate and degree of market acceptance of any approved products candidates;
•	the commercialization of any approved product candidates;
•	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in the collaborations;
•	the implementation of our business model and strategic plans for our business, technologies and product candidates;
•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
•	our ability to obtain additional funds for our operations;
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

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$62,379	$59,822
Short-term investments	133,418	126,889
Accounts receivable	285	372
Related party accounts receivable	113	372
Prepaid expenses and other current assets	3,411	2,299
Total current assets	199,606	189,754
Property and equipment, net	3,370	3,481
Intangible assets	1,750	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	268	364
Total assets	$206,860	$197,215
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,426	$4,697
Accrued liabilities	7,313	4,912
Deferred revenues, current portion	13,485	6,130
Total current liabilities	22,224	15,739
Deferred revenue, net of current portion	82,783	54,703
Deferred tax liability	513	507
Other long-term liabilities	153	198
Total liabilities	105,673	71,147
Commitments and contingencies (Note 11)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2016 and December 31, 2015.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 36,187,345 and 36,033,209 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Stockholders notes receivable	—	(78)
Additional paid-in capital	248,777	243,687
Accumulated other comprehensive income / (loss)	80	(76)
Accumulated deficit	(147,671)	(117,466)
Total stockholders' equity	101,187	126,068
Total liabilities and stockholders' equity	$206,860	$197,215

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$2,539	$1,557	$4,322	$2,952
Revenues from related parties	555	486	995	833
Total revenues	3,094	2,043	5,317	3,785
Operating expenses:
Research and development	12,705	5,033	26,070	9,697
General and administrative	4,647	2,552	9,687	4,498
Total operating expenses	17,352	7,585	35,757	14,195
Loss from operations	(14,258)	(5,542)	(30,440)	(10,410)
Interest income	660	329	1,150	467
Interest expense	(465)	(408)	(818)	(638)
Other income (expense), net	(110)	(180)	(91)	(1,431)
Loss before provision for income taxes	(14,173)	(5,801)	(30,199)	(12,012)
Provision for income taxes	3	5	6	5
Net loss	(14,176)	(5,806)	(30,205)	(12,017)
Accretion to redemption value and cumulative dividends on preferred stock	—	(1,757)	—	(3,189)
Net loss attributable to common stockholders	$(14,176)	$(7,563)	$(30,205)	$(15,206)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(7.56)	$(0.84)	$(15.22)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,113,363	1,001,010	36,088,393	998,793
Other comprehensive loss:
Changes in unrealized gains / (losses) on short-term investments	50	9	156	(1)
Total other comprehensive gain / (loss)	50	9	156	(1)
Comprehensive loss	$(14,126)	$(5,797)	$(30,049)	$(12,018)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(30,205)	$(12,017)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	800	570
Amortization of debt discount	—	23
Accretion of discount on short-term investments	817	435
Stock-based compensation expense	4,753	721
Issuance of stock in connection with services	159	—
Change in fair value of convertible preferred stock liability	—	1,114
Change in fair value of convertible preferred stock warrant liability	—	317
Deferred income taxes	6	5
Changes in operating assets and liabilities
Accounts receivable	87	(214)
Related party accounts receivable	259	1,458
Prepaid expenses and other current assets	(1,112)	(679)
Other assets	96	50
Accounts payable	(3,206)	(850)
Accrued liabilities and other long-term liabilities	2,325	652
Deferred revenue	35,435	(3,065)
Net cash provided by / (used in) operating activities	10,214	(11,480)
Cash flows from investing activities:
Purchases of property and equipment	(711)	(1,049)
Purchases of short-term investments	(97,940)	(89,963)
Maturities of short-term investments	90,750	10,000
Net cash used in investing activities	(7,901)	(81,012)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	74,680
Proceeds from exercise of stock options	178	9
Proceeds from stockholder notes	78	—
Repayment of notes payable	—	(718)
Payment of deferred offering costs	(12)	(33)
Net cash provided by financing activities	244	73,938
Net increase / (decrease) in cash and cash equivalents	2,557	(18,554)
Cash and cash equivalents, beginning of period	59,822	64,396
Cash and cash equivalents, end of period	$62,379	$45,842
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$159

Supplemental disclosures of noncash investing and financing items:
Net change in acquisition of property and equipment in accounts payable and accrued liabilities	(22)	70
Accretion to redemption value and cumulative dividends on preferred stock	—	3,189
Convertible preferred stock liability recorded in connection with redeemable convertible preferred stock, net	—	1,509
Issuance costs in accounts payable and accrued liabilities	—	251
Deferred offering costs in accounts payable and accrued liabilities	—	157

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

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As of June 30, 2016 and December 31, 2015, the Company had an accumulated deficit of $147.7 million and $117.5 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the IPO, sales of its convertible preferred securities and payments received under its collaboration agreements. As of June 30, 2016 and December 31, 2015, the Company had cash, cash equivalents and short-term investments of $195.8 million and $186.7 million, respectively. In May and June 2015, the Company received aggregate net proceeds of $73.2 million from the issuance of its Series C and Series D redeemable convertible preferred stock. In October 2015, the Company consummated its IPO and raised net proceeds of approximately $81.8 million, after deducting underwriting discounts and commissions and offering expenses.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company’s functional and reporting currency is the U.S. dollar.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the three and six months ended June 30, 2016 are not necessarily

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Customers who represent 10% of more of the Company’s total revenue during each period presented or net accounts receivable balance at each respective balance sheet date are as follows:

	Revenue				Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Customer A	57%	76%	67%	78%	72%	50%
Customer B	18%	24%	19%	22%	28%	50%
Customer C	25%	0%	14%	0%	0%	0%

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the six months ended June 30, 2016 and the year ended December 31, 2015.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of technology has been completed or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for the Company’s technology, (ii) research and development services, and (ii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

date and transition date of January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The Company does not believe that adopting ASU 2014-15 will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This standard amends the accounting for income taxes and requires that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. As the Company’s deferred tax balance is already classified as noncurrent, the adoption of this new guidance is not expected to have a financial statement impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-09 of its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for us on January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

4. Fair Value Measurements and Short-Term Investments

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level I: Inputs which include unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level II: Inputs other than Level I that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets or liabilities; unadjusted quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level III: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and II assets. Level I assets consist primarily of highly liquid money market funds, some of which are included in restricted cash. The Company’s Level II assets consist of U.S. government bonds that are included in short-term investments.

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	June 30, 2016
	Level I	Level II	Level III	Total
Assets
Money market funds	$61,051	$—	$—	$61,051
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	133,418	—	133,418
	$61,968	$133,418	$—	$195,386

	December 31, 2015
	Level I	Level II	Level III	Total

Assets
Money market funds	$44,714	$—	$—	$44,714
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	140,392		140,392
	$45,631	$140,392	$—	$186,023

The following is a summary of the gross unrealized gains and losses on the Company’s short-term investments (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	$133,339	$79	$—	$133,418
Total securities	$133,339	$79	$—	$133,418

The contractual maturities of securities classified as available-for-sale as of June 30, 2016 were as follows (in thousands):

June 30, 2016
Due within one year	$133,418
Total	$133,418

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Machinery and equipment	$5,294	$4,910
Computer equipment and software	512	452
Furniture and fixtures	51	51
Leasehold improvements	720	720
Construction in progress	414	169
	6,991	6,302
Less: accumulated depreciation and amortization	(3,621)	(2,821)
	$3,370	$3,481

Depreciation and amortization expense was $445,000 and $302,000 for three months ended June 30, 2016 and 2015, respectively, and $800,000 and $570,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Goodwill and intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Goodwill	$949	$949
In-process research and development	1,750	1,750

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Research and clinical expenses	$3,802	$1,562
Payroll and related expenses	2,118	2,839
Legal and professional expenses	1,233	296
Other accrued expenses	160	215
Total	$7,313	$4,912

8. Research and Collaboration Agreements

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and Probody drug conjugates (“PDCs”) for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target. The option to select a fourth target elapsed in May 2016 without a selection.

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

Pursuant to the Pfizer Agreement, the Company received an upfront payment of $6.0 million and is entitled to contingent payments of up to an aggregate of $626.5 million as follows: (i) $1.5 million for each of the two additional targets; (ii) up to $12.0 million upon exercise of the license options; (iii) up to $25.0 million from the achievement of development milestones for each research target program, or up to $82.0 million if the maximum of four research targets are selected by Pfizer; (iv) up to $98.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $249.5 million if the maximum of four research targets are selected; and (v) up to $100.0 million in sales milestones payments per research target program, or up to $280.0 million if the maximum of four research targets are selected by Pfizer. The Company is entitled to receive royalties in the mid-single digits to low teens on initial targets and mid-single digit royalties on additional targets from potential future sales of product candidates. The Company will also receive research and development service fees based on a prescribed full-time employee (“FTE”) rate per year that is capped.

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

The upfront payment of $6.0 million was recorded as deferred revenue and is being recognized on a ratable basis over the estimated performance period of seven years. In December 2014, Pfizer selected an additional target and paid $1.5 million, which was recorded as deferred revenue and is being recognized over the remaining performance period. In May 2016, due to the fact that the deadline for selecting fourth target had elapsed, the amortization period of deferred revenue was adjusted to five and a half years. The Company’s entitlement to the contingent payments under the Pfizer Agreement was reduced by $133.5 million due to expiration of deadline for fourth target selection.

The Company recognized revenue of $0.5 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, deferred revenue relating to the Pfizer Agreement was $4.3 million and $4.9 million, respectively. The amount due from Pfizer under the Agreement was $0.1 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue, of which $13.0 million was allocated to the unit of accounting comprised of the research license, research services, participation in the joint research committee and the development and commercialization license, and $0.2 million was allocated to the future technological improvements. The Company will recognize $13.0 million upon delivery of development and commercialization licenses and will recognize amounts allocated to the future technology improvements over the term of the license.

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

As of June 30, 2016 and December 31, 2015, deferred revenue relating to the ImmunoGen Agreement was $13.2 million for both periods.

Bristol-Myers Squibb Company

On May 23, 2014, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s Probody technology. The effective date of the BMS Agreement was July 7, 2014.

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

Pursuant to the BMS Agreement, the Company received an upfront payment of $50.0 million and contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected; and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid to high single digits to low teens from potential future sales. The Company will also receive research and development service fees based on a prescribed FTE rate that is capped.

The BMS Agreement also required BMS to purchase the Company’s common stock upon an IPO if certain conditions were met. In connection with the IPO in October 2015, BMS purchased 833,333 shares of the Company’s common stock at the initial public offering price and on the same terms as other purchasers in the offering.

The Company identified the following deliverables at the inception of the BMS Agreement: (1) the exclusive research, development and commercialization license (“license”), (2) the research and development services and (3) the obligation to participate in the joint

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

research committee. The Company determined that the license does not have stand-alone value to BMS without the Company’s research services and expertise related to the development of the product candidates, and accordingly, it was combined with the research services and participation in the joint research committee as a single unit of accounting.

The Company received an upfront payment of $50.0 million from BMS in July 2014. The upfront payment was recorded as deferred revenue and is being recognized on a ratable basis over the estimated performance period of ten years. The Company determined that the remaining contingent payments under the Agreement do not constitute substantive milestones and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments do not meet the definition of a substantive milestone because the achievement of these events solely depends on BMS’s performance. Accordingly, any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the contingent payment is triggered, the contingent payment will be recognized as revenue in full upon the triggering event.

In January 2016, BMS selected an additional target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid the Company a $10 million milestone payment. This amount was recorded as deferred revenue and is being recognized over the remaining performance period.

The Company recognized revenue of $1.8 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively and $3.5 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, deferred revenue relating to the BMS Agreement was $49.5 million and $42.6 million, respectively. The amount due from BMS under the BMS Agreement was $0.3 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the six months ended June 30, 2016.

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie Ireland Unlimited Company (“AbbVie”) entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a PDC against CD71, with the Company responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies.  The Company will assume 35% of the net profits or net losses related to later development unless it opts-out. If the Company opts-out from participation of co-development of the CD71 PDC, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 PDC. AbbVie, at its sole discretion, may stop development of any CD71 PDC and terminate the CD71 Agreement if the Company does not meet certain preclinical research criteria by the applicable deadline. In such case, the Company and AbbVie may evaluate and approve an alternate CD71 PDC. If such alternate CD71 PDC is approved, then the Company and AbbVie will, in good faith, negotiate amendments to the timelines and, if necessary, the content in the research and development plan and budget and extensions to the deadlines to achieve defined success criteria.

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and will receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Under the terms of the Discovery Agreement, AbbVie receives exclusive worldwide rights to develop and commercialize Probody drug conjugates against up to two undetermined targets. The Company shall perform research services to discover the Probodies and create PDCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such PDCs (“Discovery Licensed Products”).

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million in April 2016 and may receive an additional payment upon the selection by AbbVie of the second target and meeting certain performance conditions under the CD71 Agreement. The Company is also eligible to receive up to $275.0 million in target nomination, development, regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs. If AbbVie terminates the CD71 Agreement because the Company does not meet certain preclinical research criteria prior to the applicable deadline, then AbbVie may nominate the second research target under the Discovery Agreement for no additional consideration.

The Company has determined that the CD71 and Discovery Agreements with AbbVie should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed.

The Company identified the following deliverables at the inception of the AbbVie Agreements: (1) the research, development and commercialization license for CD71 Probody, (2) the research services related to CD71 Probody, (3) the obligation to participate in the CD71 Agreement joint research committee, (4) the research services related to the first discovery target (5) the research, development and commercialization license for the first discovery target, and (6) the obligation to participate in the Discovery Agreement joint research committee. The Company concluded that, at the inception of the agreement, AbbVie’s option for the second discovery target is substantive and does not represent deliverable of the agreement.

The Company determined that the research, development and commercialization license for CD71 and discovery targets do not have a standalone value without the Company’s respective research services and expertise. The Company considered factors such as novelty of the Probody and PDC technology and lack of other parties’ expertise in this space, the Company’s rights to technology relating to a proprietary platform to enable the Probody development and AbbVie’s contractual obligation to use the Company’s research services. The Company also determined that the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee as a single unit of accounting has a standalone value from the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee as another single unit of accounting. Therefore, the Company concluded that there are two units of accounting: CD71 Agreement unit of accounting consisting of the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee, and the Discovery Agreement unit of accounting consisting of the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee.

The non-contingent upfront payments under the AbbVie Agreements are allocated between two units of accounting based on the estimated relative selling prices of each unit. In order to determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company recognizes the allocated amounts ratably over the estimated research service period of five years. During the three and six months ended June 30, 2016, the Company recognized revenue of $0.8 million related to the AbbVie Agreements. As of June 30, 2016, deferred revenue related to the CD71 unit of accounting was $19.5 million and $9.7 million related to the Discovery unit of accounting.

9. License Agreement

The Company has an exclusive, worldwide license agreement (the “UC Agreement”) with the Regents of the University of California (the “UC Regents”) relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies. Pursuant to the UC Agreement, the Company is obligated to (i) make royalty payments to the UC Regents on net sales of its products covered under the agreement, subject to annual minimum amounts, (ii) make milestone payments to the UC Regents upon the occurrence of certain events, (iii) make a milestone payment to the UC Regents upon occurrence of an IPO or change of control, and (iv) reimburse the UC Regents for prosecution and maintenance of the licensed patents. If the Company sublicenses its rights under the UC Agreement, it is obligated to pay the UC Regents a percentage of the total gross proceeds received in consideration of the grant of the sublicense, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In the six months ended June 30, 2016 and 2015, the Company incurred expenses of $1.1 million and $0.2 million, respectively, to the UC Regents under the provisions of the UC Agreement.

Royalty obligations

The Company has future minimum royalty obligations due under the terms of certain exclusive licensed patent rights. These minimum future obligations are as follows (in thousands):

Year ended December 31,
2016 (six months remaining)	$—
2017	150
Total minimum royalty obligations	$150

10. Long-term Debt

In May 2012, the Company entered into a Master Loan and Security Agreement (the “Debt Facility”). Under the terms of the agreement, an aggregate of $2.0 million could be drawn down during the initial basic loan term of 42 months. In January and December 2013, the Company amended the Debt Facility to borrow an additional $0.3 million and $3.0 million, respectively, with similar terms. Borrowings under the debt facility bore interest at a rate of 11.74% per annum.

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

Upon issuance of the warrants, the Company recorded a preferred stock warrant liability based on its initial fair value estimated using the Black-Scholes model with an offset to debt discount. The debt discount was amortized to interest expense using the effective interest method over the term of the Debt Facility. The warrant liability was subject to remeasurement to fair value at each balance sheet date until the earliest of the exercise or expiration of the convertible preferred stock warrant, and any change in fair value is recognized in other income (expense), net.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as a non-current asset on its balance sheet.

Amendment to Current Lease

In March 2016, the Company entered into an agreement to terminate its existing lease, which was due to expire on January 31, 2019 (“Lease Termination”) with its current landlord. The Lease Termination provides for an early termination of the current lease effective on November 30, 2016. The Company will not be required to pay the landlord a termination payment in connection with the early termination of the lease.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The minimum lease payments for all the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2016 (six months remaining)	$863
2017	3,387
2018	4,374
2019	4,506
2020 and beyond	34,144
Total	$47,274

Rent expense during the six months ended June 30, 2016 was $250,000 which included a one-time adjustment to deferred rent pursuant to the termination of the current lease. Rent expense during the six months ended June 30, 2015 was $469,000.

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

12. Convertible Preferred Stock

In December 2014, the Company granted a second tranche option (“Second Tranche Option”) to one of its investors to purchase 659,209 shares of its Series C redeemable convertible preferred stock upon the achievement of certain milestones. At initial recognition, the Company recorded the Second Tranche Option as a derivative liability on the balance sheet at its estimated fair value of $395,000. In May 2015, the Company achieved the relevant milestones and the investor exercised its right to purchase 659,209 shares of Series C convertible redeemable preferred stock for net proceeds of $3.5 million. Immediately prior to the closing of this

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

tranche, the Company remeasured the preferred stock liability to its then fair value and recorded a loss from remeasurement of $1.1 million in other income (expense), net. The fair value of the preferred stock liability in the amount of $1.5 million was reclassified to redeemable convertible preferred stock.

In connection with the consummation of the IPO in October 2015, all outstanding shares of Series A-1, Series A-2, Series B-1, Series B-2, Series C and Series D were converted into 27,135,453 shares of common stock on a one-for-one basis. As such, no convertible preferred stock shares were outstanding as of June 30, 2016 and December 31, 2015.

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of June 30, 2016 and December 31, 2015, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2016	December 31, 2015
Options issued and outstanding	6,261,931	5,270,751
Shares available for future stock option grants	2,661,263	2,401,406
	8,923,194	7,672,157

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

Activity under the Company’s stock option plans is set forth below:

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2015	5,270,751	$3.694
Options granted	1,173,346	13.479
Options exercised	(143,136)	1.239
Option forfeited/expired	(39,030)	2.397
Balances at June 30, 2016	6,261,931	$5.592
Options exercisable at June 30, 2016	2,459,811	$2.929

15. Stock Based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation expense:
Research and development	$1,180	$274	$2,529	$353
General and administrative	1,211	272	2,383	368
Total stock-based compensation expense	$2,391	$546	$4,912	$721

16. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expense for these services of $12,000 and $23,600 were recorded for the three months ended June 30, 2016 and 2015, respectively and $24,000 and $32,000 for the six months ended June 30, 2016 and 2015, respectively. The amounts outstanding and included in accounts payable were $12,000 and $0 as of June 30, 2016 and December 31, 2015, respectively.

Prior to the Company’s IPO, it entered into full recourse loans (“stockholder notes” or “loans”) with certain current and former executive officers. Principal and interest under these loans was due at the earliest of (i) the fifth anniversary of the related note, (ii) the sale of the shares securing the notes, or (iii) thirty days after the termination of services. The principal loan amount and the accrued interest are reported as a deduction from stockholders’ deficit on the Company’s balance sheets. These loans were repaid and terminated in August 2015 and April 2016. There was no outstanding balance at June 30, 2016 and approximately $78,000 was outstanding at December 31, 2015, respectively. Interest income earned on the loans was immaterial during the three and six months ended June 30, 2016 and 2015.

Revenues from related parties refer to our collaboration agreement with Pfizer, one of our stockholders. The Company recognized revenue of $0.5 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively (Note 8). As of June 30, 2016 and December 31, 2015, deferred revenue relating to the Pfizer Agreement was $4.3 million and $4.9 million, respectively. The amount due from Pfizer under the agreement was $0.1 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively.

17. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $31,000 and $0 for the three months ended June 30, 2016 and 2015, respectively and $172,000 and $18,000 for the six months ended June 30, 2016 and 2015, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. No shares were issued under the ESPP as of June 30, 2016 and December 31, 2015. Shares available for future purchase under the ESPP were 714,798 at June 30, 2016.

18. Net Loss Per Share Attributable to Common Stockholders

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock (on an as-converted basis)	—	20,526,831	—	19,557,617
Convertible preferred stock (on an as-converted basis)	—	244,782	—	244,782
Options to purchase common stock	6,140,230	3,237,881	6,045,639	2,903,046
Convertible preferred stock warrants	—	81,620	—	81,620
Total	6,140,230	24,091,114	6,045,639	22,787,065

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(14,176)	$(5,806)	$(30,205)	$(12,017)
Add: accretion to redemption value and cumulative dividends on preferred stock	—	(1,757)	—	(3,189)
Net loss attributable to common stockholders	$(14,176)	$(7,563)	(30,205)	(15,206)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	36,113,363	1,001,010	36,088,393	998,793
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(7.56)	$(0.84)	$(15.22)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an oncology-focused biopharmaceutical company pioneering a novel class of antibody therapeutics based on our Probody technology platform. We are using our platform to create proprietary cancer immunotherapies against clinically-validated targets as well as to develop first-in-class cancer therapeutics against novel targets. We believe that our Probody platform has the potential to improve the combined efficacy and safety profile, or therapeutic window, of monoclonal antibody modalities including cancer immunotherapies, antibody drug conjugates (“ADCs”) and T-cell-recruiting bispecific antibodies. Our Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. We are currently developing Probody therapeutics that address clinically-validated cancer targets in immuno-oncology, such as PD-L1, against which clinical candidate CX-072 is directed, as well as novel targets, such as CD-166 with our CX-2009 PDC, that are difficult to drug and lead to concerns about damage to healthy tissues, or toxicities. In addition to our proprietary programs, we are collaborating with strategic partners including AbbVie Ireland Unlimited Company (“AbbVie”), Bristol-Myers Squibb Company (“BMS”), Pfizer Inc. (“Pfizer”), MD Anderson Cancer Center (“MD Anderson”) and ImmunoGen, Inc. (“ImmunoGen”) to develop selected Probody therapeutics.  Our broad technology platform and lead product candidates are supported by a decade of thorough scientific research and strong intellectual property, and we are advancing these candidates toward clinical trials. Our vision is to transform lives with safer, more effective therapies. To realize this vision we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

We do not currently have any product candidates in clinical trials or approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $14.2 million for the three months ended June 30, 2016 and $30.2 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $147.7 million. We expect to continue to incur significant losses for the foreseeable future.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Note 3 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2016.

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones, if they are nonrefundable and deemed substantive, is recognized upon successful accomplishment of the milestones. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from Pfizer and BMS for research and development costs incurred under our research, collaboration and license agreements with them are classified as revenue.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount to operate as a public company and as we advance our product candidates through clinical development, which will also increase our general and administrative expenses.

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

Results of Operations

For the Three and Six Months Ended June 30, 2016 and 2015.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Total revenues	$3,094	$2,043	$1,051	$5,317	$3,785	$1,532

Revenue increased $1.1 million during the three months ended June 30, 2016 compared to the corresponding period in 2015. The increase in revenue was primarily due to $0.8 million in recognized revenue related to the amortization of the upfront payment received pursuant to the AbbVie Agreements and a $0.3 million increase in recognized revenue related to the payment made by BMS in connection with its selection of a third target.

Revenue increased $1.5 million during the six months ended June 30, 2016 compared to the corresponding period in 2015. The increase in revenue was primarily due to $0.8 million in recognized revenue related to the amortization of the upfront payment received pursuant to the AbbVie Agreements and a $0.6 million increase in recognized revenue related to the payment made by BMS in connection with its selection of a third target, and a $0.1 million increase in recognized revenue related to the Pfizer milestone payments received as a result of the shortened research timeline.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Research and development expenses	$12,705	$5,033	$7,672	$26,070	$9,697	$16,373

Research and development expense increased $7.7 million during the three months ended June 30, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to an increase of $3.8 million in manufacturing costs for the Company’s CX-072 and CX-2009 programs in preparation for preclinical and clinical studies, an increase of $1.5 million in laboratory and professional services, an increase of $0.9 million in personnel-related expenses due to an increase in headcount, an increase of $0.9 million in stock based compensation primarily due to higher stock valuation, and an increase of $0.5 million in royalty payments by the Company to a third party, which were triggered by the upfront payment received pursuant to the AbbVie Agreements.

Research and development expense increased $16.4 million during the six months ended June 30, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $9.4 million in manufacturing costs for the Company’s CX-072 and CX-2009 programs in preparation for preclinical and clinical studies, an increase of $2.1 million in laboratory and professional services, an increase of $2.1 million in stock based compensation primarily due to higher stock valuation, an increase of $1.8 million in personnel-related expenses due to an increase in headcount, and an increase of $0.9 million in royalty payments by the Company to a third party, which were triggered by the milestone payment made by BMS in connection with its selection of a third target and the upfront payment received pursuant to the AbbVie Agreements.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
General and administrative expenses	$4,647	$2,552	$2,095	$9,687	$4,498	$5,189

General and administrative expense increased $2.1 million during the three months ended June 30, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to an increase of $0.9 million in stock based compensation primarily due to higher stock valuations, an increase of $0.8 million in personnel-related expenses due to an increase in headcount, and an increase of $0.4 million in consulting and professional services expense due to costs associated with operating as a public company.

General and administrative expense increased $5.2 million during the six months ended June 30, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $2.0 million in stock based compensation primarily due to higher stock valuations, an increase of $1.7 million in consulting and professional services expense associated with operating as a public company, and an increase of $1.5 million in personnel-related expenses due to an increase in headcount.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Interest income	$660	$329	$331	$1,150	$467	683
Interest expense	(465)	(408)	(57)	(818)	(638)	(180)
Other income (expense), net	(110)	(180)	70	(91)	(1,431)	1,340
Total Interest and other income (expense)	$85	$(259)	$344	$241	$(1,602)	$1,843

Interest Income

Interest income increased $0.3 million during the three months ended June 30, 2016 compared to the corresponding period in 2015. The increase was attributable to interest income earned on cash equivalents and short-term investments as a result of the proceeds received from our preferred stock financings in May 2015 and June 2015, and our IPO in October 2015.

Interest income increased $0.7 million during the six months ended June 30, 2016 compared to the corresponding period in 2015. The increase was attributable to interest income earned on cash equivalents and short-term investments as a result of the proceeds received from our preferred stock financings in May 2015 and June 2015, and our IPO in October 2015.

Interest Expense

Interest expense was relatively flat during the three months ended June 30, 2016 compared to the corresponding period in 2015.

Interest expense increased $0.2 million during the six months ended June 30, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to a $0.4 million increase in amortization of premiums on our short-term investments, partly offset by a decrease of $0.2 million interest expense due to repayment and termination of our debt facility in September 2015.

Other Income (Expense), Net

Other income (expense) was relatively flat during the three months ended June 30, 2016 compared to the corresponding period in 2015.

Other income (expense), net decreased $1.3 million during the six months ended June 30, 2016, compared to the corresponding period in 2015. The decrease was primarily attributable to a loss of $1.3 million related to an increase in the fair value of our convertible preferred stock warrant liability incurred in 2015.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $195.8 million and an accumulated deficit of $147.7 million, compared to cash and cash equivalents of $186.7 million and an accumulated deficit of $117.5 million as of December 31, 2015. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities and payments received under our collaboration agreements. In May and June 2015, respectively, an investor exercised its option to purchase 659,209 shares of Series C redeemable convertible preferred stock for net proceeds of $3.5 million and we issued 7,490,540 shares of Series D redeemable convertible preferred stock for net proceeds of $69.7 million.

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

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations through 2018. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-2009 and CX-072, are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

 Cash Flows

The following table summarizes our cash flows for the periods indicated in thousands:

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$10,214	$(11,480)
Investing activities	(7,901)	(81,012)
Financing activities	244	73,938
Net (decrease) increase in cash and cash equivalents	$2,557	$(18,554)

Cash Flows from Operating Activities

During the six months ended June 30, 2016, cash provided by operating activities was $10.2 million, which consisted of a net loss of $30.2 million, adjusted by non-cash charges of $6.5 million and a net increase of $33.9 million in our net operating assets. The non-cash charges primarily consisted of $4.9 million in stock-based compensation, $0.8 million in depreciation and amortization and $0.8 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $35.4 million in deferred revenue, which primarily due to a $30.0 million upfront payment from AbbVie in connection with AbbVie Agreements and a $10.0 million milestone payment from BMS in connection with its selection of a third target, an increase of $2.3 million in accrued liabilities and an increase of $0.5 million in accounts receivable and other assets. Such increase was partially offset by a decrease of $3.2 million in accounts payable and $1.1 million in prepaid expenses and other current assets.

During the six months ended June 30, 2015, cash used in operating activities was $11.5 million, which consisted of a net loss of $12.0 million, adjusted by non-cash charges of $3.2 million and a net decrease of $2.7 million in our net operating assets. The non-cash charges primarily consisted of depreciation and amortization of $0.6 million, stock-based compensation of $0.7 million, amortization of premiums on our short-term investments of $0.4 million, a loss on remeasurement of our convertible preferred stock warrant liability of $0.3 million and a $1.1 million loss from the revaluation of the convertible preferred stock liability. The change in our net operating assets and liabilities was primarily attributable to a decrease of $3.1 million in deferred revenue due to the recognition of upfront fees received, a decrease of $0.2 million in accounts payable and accrued liabilities due to the payment of issuance costs, and an increase of $0.6 million in prepaid expenses and other assets primarily due to accrued interest receivable from our short-term investments and prepayment of rent for our facility, which was partially offset by a decrease of $1.2 million in accounts receivable primarily due to the receipt of the $1.5 million upfront payment from Pfizer in the first six months ended June 30, 2015 pursuant to the Pfizer Agreement.

Cash Flows used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2016 was $7.9 million, which consisted of $97.9 million used in the purchase of short-term investments and $0.7 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by the $90.7 million in proceeds received upon the maturity of marketable securities.

Cash used in investing activities during the six months ended June 30, 2015 was $81.0 million, which consisted of $1.0 million of capital expenditures used to purchase property and equipment and $90.0 million used to purchase short-term investments. Such uses were offset by the $10.0 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and repayment of stockholder notes.

During the six months ended June 30, 2015, cash provided by financing activities was $73.9 million, which primarily consisted of $74.7 million in net proceeds from the issuance of preferred stock, partially offset by repayments on our borrowings of $0.7 million.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period(4)
	2016 (1)	2017	2018	2019	2020 +	Total
Operating leases(2)	$863	$3,387	$4,374	$4,506	$34,144	$47,274
Royalty obligations (3)	—	150	—	—	—	150
Total contractual obligations	$863	$3,537	$4,374	$4,506	$34,144	$47,424

(1)	Remainder of the year
(2)

We lease our current facility under a long-term operating lease, which expires in 2019. In March 2016, we entered into an agreement with our current landlord to terminate the lease effective November 30, 2016. We entered into in a new lease in December 2015 under a long-term operating lease, which expires in 2026.

(3)	We have royalty obligations under the terms of certain exclusive licensed patent rights. See Note 9 to our financial statements, included in Part I, Item I of this Quarterly Report.
(4)	This table excludes unrecognized tax benefits of $666,000 as of December 31, 2015 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $195.8 million as of June 30, 2016 and $186.7 million as of December 31, 2015, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and low risk profile of our investments, an immediate 10% increase in interest rate would not have material effect on the fair market value of our portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material and adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a preclinical stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2016, we had an accumulated deficit of $147.7 million. For the six months ended June 30, 2016, our net loss was $30.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

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

We expect that we will need to raise substantial additional funds to advance development of our product candidates and we cannot guarantee that this additional funding will be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company.

As of June 30, 2016, we had $195.8 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we expect our existing capital resources will be sufficient to fund operations through 2018. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the number, size and type of preclinical studies and clinical trials that we may be required to complete for our product candidates, as well as the cost and time of such studies and trials;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the time and cost necessary to produce clinical supplies of our product candidates;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of milestone payments we may receive under our collaborations agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the cost and timing of regulatory approvals; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sale of our convertible preferred securities and payments received under our collaboration agreements. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our product candidates are in early stages of development and have never been tested in a human subject. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates, including cancer immunotherapies, PDCs and bispecific antibodies, are in preclinical stages of development, except for CX-072 for which we expect to file an IND this year. In particular, none of our product candidates has ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

No product candidates based on our Probody platform have been tested in humans. We may ultimately discover that our Probody platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. For example, when administered in a human, the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody and reduce the potential to limit the toxicity of the anti-cancer agent. In addition, if the peptide mask is released, it may result in unforeseen events when administered in human. Furthermore, Probody product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into our Probody platform and any product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

Further, we are not aware of any company currently developing a therapeutic using a prodrug approach to antibody drug development and no regulatory authority has granted approval for a therapeutic of this kind. As such, we believe the FDA has limited early experience with Probody-based therapeutics in oncology or other disease areas, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, while we intend to commence a Phase 1 clinical trial of CX-072, our PDC candidate directed against PD-L1 (“CX-072”), for cancer in 2016, and to commence a Phase 1 clinical trial of CX-2009, our PDC candidate directed against CD-166 (“CX-2009”), for cancer in 2017, commencing these clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. As there is limited historical precedent for the approval of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. As a result, we and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our Probody technologies prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;
•	the terms of any approvals and the countries in which approvals are obtained;
•	the safety and efficacy of our product candidates;
•	the prevalence and severity of any adverse side effects associated with our product candidates;
•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•	relative convenience and ease of administration of our product candidates;
•	the willingness of patients to accept any new methods of administration;
•	the success of our physician education programs;
•	the availability of adequate government and third-party payor reimbursement;
•	the pricing of our products, particularly as compared to alternative treatments; and
•	the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

Since 2013, we have entered into collaborations with Pfizer, BMS, ImmunoGen and AbbVie to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Further, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•

collaborators m independently develop, or develop with third parties, products that compete directly or indirectly with our product candidate if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we  may be forced , in some cases, to independently develop these product candidates, including funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandoning product candidates altogether, any  of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If third parties on which we intend to rely to conduct our preclinical studies, or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

We intend to rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials of our product candidates. Because we intend to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, including CX-072 and CX-2009. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If our lead product candidates, CX-072 and CX-2009, are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from ADCs such as Genentech, Inc.’s Kadcyla, immune checkpoint inhibitors such as BMS’s Opdivo and T-cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. In addition, numerous compounds are in clinical development for cancer treatment. With respect to immunogenic cancers such as melanoma, the most common treatments are chemotherapeutic compounds, radiation therapy and now immunotherapeutic antibodies such as Opdivo, Yervoy and Merck & Co., Inc.’s Keytruda. The clinical development pipeline for cancer includes small molecules, antibodies and immunotherapies from a variety of groups.

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

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our Probody therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. We currently do not know how the exit of the United Kingdom from the European Union will affect the pricing of prescription drugs, either in the United Kingdom or in the remaining European Union member states.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. (See “Note 3 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes).

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. California has similar rules. We have performed an IRC Section 382 analysis and determined there was an ownership change in 2015. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $14.3 million and $14.3 million, respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of July 27, 2016, we solely own ten patents and 125 pending patent applications; we co-own four patents and seven pending patent applications with UC, acting through its Santa Barbara Campus and one patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we have licensed fourteen patents and seven pending patent applications that cover compositions and methods related to the screening and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also exclusively licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material and adverse effect on our ability to compete in the marketplace.

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

We plan to commence a Phase 1 clinical trial of CX-072, our candidate directed against PD-L1, for cancer in 2016, and a Phase 1 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in 2017. Commencing these clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We expect to file an IND for CX-072 in the second half of 2016 and file an IND for CX-2009 in the first half of 2017. However, even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 trials, causing an increase in the amount of time and expense required to develop our product candidates.

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

Healthcare legislative reform measures may have a material and adverse effect on our business and results of operations.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through August 1, 2016, our stock had high and low sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

An active market for our common stock may not be maintained.

Prior to our IPO in October 2015, there had been no public market for shares of our common stock. Our stock only recently began trading on The NASDAQ Global Select Market, and we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Select Market or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 63% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

On October 7, 2015, our registration statements on Form S-1 (File No. 333-206658) relating to our IPO of common stock became effective.

There has been no material change in the planned use of proceeds from our IPO from that described in the related Prospectus.

Repurchases of Shares or of Company Equity Securities

None

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

CytomX Therapeutics, Inc.

Date: August 3, 2016	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 3, 2016	By:	/s/ Robert C. Goeltz
Robert C. Goeltz II
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1, 32.2 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1/A	8/28/2015	4.2

10.1†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.				X

10.2†	Discovery Collaboration and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.				X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and omitted portions have been filed separately with the Securities and Exchange Commission.
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of CytomX Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.