Form 10-Q
period 2016-09-30
CytomX Therapeutics, Inc.
filed 2016-11-03
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 Oyster Point Blvd., Suite 400 South San Francisco, CA 94080 (650) 515-3185 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2016, 36,402,346 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$59,758	$59,822
Short-term investments	118,707	126,889
Accounts receivable	240	372
Related party accounts receivable	207	372
Prepaid expenses and other current assets	4,401	2,299
Total current assets	183,313	189,754
Long-term investments	2,025	—
Property and equipment, net	3,701	3,481
Intangible assets	1,750	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	226	364
Total assets	$192,881	$197,215
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$517	$4,697
Accrued liabilities	9,041	4,912
Deferred revenues, current portion	14,124	6,130
Total current liabilities	23,682	15,739
Deferred revenue, net of current portion	79,110	54,703
Deferred tax liability	513	507
Other long-term liabilities	154	198
Total liabilities	103,459	71,147
Commitments and contingencies (Note 11)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2016 and December 31, 2015.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 36,392,821 and 36,033,209 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Stockholders notes receivable	—	(78)
Additional paid-in capital	251,748	243,687
Accumulated other comprehensive income / (loss)	6	(76)
Accumulated deficit	(162,333)	(117,466)
Total stockholders' equity	89,422	126,068
Total liabilities and stockholders' equity	$192,881	$197,215

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$2,829	$1,471	$7,151	$4,422
Revenues from related parties	625	468	1,620	1,302
Total revenues	3,454	1,939	8,771	5,724
Operating expenses:
Research and development	13,337	9,157	39,407	18,854
General and administrative	5,033	4,051	14,720	8,549
Total operating expenses	18,370	13,208	54,127	27,403
Loss from operations	(14,916)	(11,269)	(45,356)	(21,679)
Interest income	692	407	1,842	874
Interest expense	(482)	(718)	(1,300)	(1,356)
Other income (expense), net	45	(287)	(46)	(1,718)
Loss before provision for income taxes	(14,661)	(11,867)	(44,860)	(23,879)
Provision for income taxes	1	3	7	8
Net loss	(14,662)	(11,870)	(44,867)	(23,887)
Accretion to redemption value and cumulative dividends on preferred stock	—	(2,958)	—	(6,147)
Net loss attributable to common stockholders	$(14,662)	$(14,828)	$(44,867)	$(30,034)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(14.26)	$(1.24)	$(29.66)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,324,805	1,039,567	36,168,026	1,012,534
Other comprehensive loss:
Changes in unrealized gains / (losses) on investments	(72)	(7)	82	(8)
Total other comprehensive income / (loss)	(72)	(7)	82	(8)
Comprehensive loss	$(14,734)	$(11,877)	$(44,785)	$(23,895)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(44,867)	$(23,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,243	877
Amortization of debt discount	—	80
Accretion of discount on investments	1,256	816
Stock-based compensation expense	7,473	2,065
Issuance of stock in connection with services	159	—
Change in fair value of convertible preferred stock liability	—	1,114
Change in fair value of convertible preferred stock warrant liability	—	602
Deferred income taxes	6	8
Changes in operating assets and liabilities
Accounts receivable	132	(73)
Related party accounts receivable	165	1,542
Prepaid expenses and other current assets	(2,102)	(396)
Other assets	138	121
Accounts payable	(4,059)	749
Accrued liabilities and other long-term liabilities	4,087	1,733
Deferred revenue	32,401	(4,597)
Net cash used in operating activities	(3,968)	(19,246)
Cash flows from investing activities:
Purchases of property and equipment	(1,574)	(1,412)
Purchases of investments	(121,517)	(129,553)
Maturities of investments	126,500	51,250
Net cash provided by / (used in) investing activities	3,409	(79,715)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	74,430
Proceeds from exercise of stock options	429	128
Proceeds from stockholder notes	78	326
Repayment of notes payable	—	(3,027)
Payment of deferred offering costs	(12)	(1,101)
Net cash provided by financing activities	495	70,756
Net decrease in cash and cash equivalents	(64)	(28,205)
Cash and cash equivalents, beginning of period	59,822	64,396
Cash and cash equivalents, end of period	$59,758	$36,191
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$220

Supplemental disclosures of noncash investing and financing items:
Net change in acquisition of property and equipment in accounts payable and accrued liabilities	(111)	114
Accretion to redemption value and cumulative dividends on preferred stock	—	6,147
Convertible preferred stock liability recorded in connection with redeemable convertible preferred stock, net	—	1,509
Issuance costs in accounts payable and accrued liabilities	—	283
Deferred offering costs in accounts payable and accrued liabilities	—	1,862

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is an oncology-focused biopharmaceutical company developing Probody therapeutics for the treatment of cancer. Probody therapeutics are masked antibodies that remain inert in healthy tissue but are activated specifically in the disease microenvironment. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As of September 30, 2016 and December 31, 2015, the Company had an accumulated deficit of $162.3 million and $117.5 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the IPO, sales of its convertible preferred securities and payments received under its collaboration agreements. As of September 30, 2016 and December 31, 2015, the Company had cash, cash equivalents, short-term and long-term investments of $180.5 million and $186.7 million, respectively. In May and June 2015, the Company received aggregate net proceeds of $73.2 million from the issuance of its Series C and Series D redeemable convertible preferred stock. In October 2015, the Company consummated its IPO and raised net proceeds of approximately $81.8 million, after deducting underwriting discounts and commissions and offering expenses.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the three and nine months ended September 30, 2016 are not necessarily

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Substantially all the Company’s cash is held by one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds and its investments in U.S. Government Bonds.

Customers who represent 10% of more of the Company’s total revenue during each period presented or net accounts receivable balance at each respective balance sheet date are as follows:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Customer A	52%	76%	61%	77%	54%	50%
Customer B	30%	0%	21%	0%	0%	0%
Customer C	18%	24%	18%	23%	46%	50%

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Long-term Investments and Short-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the date of purchase are considered short-term investments. Those investments with contractual maturities greater than 12 months at the date of purchase are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss), net of tax.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned. The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; transfer of technology has been completed or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for the Company’s technology, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-09 of its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for us on January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its statement of cash flows.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

4. Fair Value Measurements and Investments

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and II assets. Level I assets consist primarily of highly liquid money market funds, some of which are included in restricted cash. The Company’s Level II assets consist of U.S. government bonds that are included in short-term and long-term investments.

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	September 30, 2016
	Level I	Level II	Level III	Total
Assets
Money market funds	$57,684	$—	$—	$57,684
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	120,732	—	120,732
Total	$58,601	$120,732	$—	$179,333

	December 31, 2015
	Level I	Level II	Level III	Total

Assets
Money market funds	$44,714	$—	$—	$44,714
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	140,392		140,392
Total	$45,631	$140,392	$—	$186,023

The following tables set forth the gross unrealized gains and losses on the Company’s investments (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	$120,684	$48	$—	$120,732
Total securities	$120,684	$48	$—	$120,732

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	$126,965	$—	$(76)	$126,889
Total securities	$126,965	$—	$(76)	$126,889

The following tables set forth the contractual maturities of securities classified as available-for-sale (in thousands):

September 30, 2016
Due within one year	$118,707
Due after one year	2,025
Total	$120,732

December 31, 2015
Due within one year	$126,889
Total	$126,889

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Machinery and equipment	$5,315	$4,910
Computer equipment and software	506	452
Furniture and fixtures	51	51
Leasehold improvements	720	720
Construction in progress	1,173	169
Total property and equipment	7,765	6,302
Less: accumulated depreciation and amortization	(4,064)	(2,821)
Property and equipment, net	$3,701	$3,481

Depreciation and amortization expense was $443,000 and $307,000 for three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $877,000 for the nine months ended September 30, 2016 and 2015, respectively.

6. Goodwill and Intangible Assets

Goodwill and in-process research and development assets resulted from a series of integrated financing transactions in 2010 that was accounted for as a business combination. The in-process research and development relates to the Company’s proprietary Probody technology platform and is accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned.

Goodwill and intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Goodwill	$949	$949
In-process research and development	1,750	1,750

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Research and clinical expenses	$4,364	$1,562
Payroll and related expenses	3,179	2,839
Legal and professional expenses	1,346	296
Other accrued expenses	152	215
Total	$9,041	$4,912

8. Research and Collaboration Agreements

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and Probody drug conjugates (“PDCs”) for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target. The option to select a fourth target lapsed in May 2016 without a selection.

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

Pursuant to the Pfizer Agreement, the Company received an upfront payment of $6.0 million and was initially entitled to receive contingent payments of up to an aggregate of $626.5 million as follows: (i) $1.5 million for each of the two additional targets; (ii) up to $12.0 million upon exercise of the license options; (iii) up to $25.0 million from the achievement of development milestones for each research target program, or up to $82.0 million if the maximum of four research targets are selected by Pfizer; (iv) up to $98.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program, or up to $249.5 million if the maximum of four research targets are selected; and (v) up to $100.0 million in sales milestones payments per research target program, or up to $280.0 million if the maximum of four research targets are selected by Pfizer. The Company is entitled to receive royalties in the mid-single digits to low teens on initial targets and mid-single digit royalties on additional targets from potential future sales of product candidates. The Company will also receive research and development service fees based on a prescribed full-time employee (“FTE”) rate per year that is capped.

In accordance with ASC 605-25, the Company identified the following deliverables at the inception of the Pfizer Agreement: (1) the research license, (2) the research services and (3) the obligation to participate in the joint research committee. The Company determined that the research license does not have stand-alone value to Pfizer due to the specialized nature of the research services to be provided by the Company, and accordingly, this deliverable was combined with the research services and participation in the joint research committee as a single unit of accounting. The Company concluded that, at the inception of the agreement, Pfizer’s options to obtain an exclusive development and commercialization license for each research project target do not represent deliverables of the agreement because they are substantive options and do not contain a significant or incremental discount.

The upfront payment of $6.0 million was recorded as deferred revenue and is being recognized on a ratable basis over the estimated performance period of seven years. In December 2014, Pfizer selected an additional target and paid $1.5 million, which was recorded as deferred revenue and is being recognized over the remaining performance period. Following the lapse of the Pfizer’s option to select a fourth target in May 2016, the amortization period of deferred revenue was adjusted to five and a half years. In addition, the contingent payments to which the Company was initially entitled were reduced by $133.5 million.

The Company recognized revenue of $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, deferred revenue relating to the Pfizer Agreement was $3.8 million and $4.9 million, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The amount due from Pfizer under the Agreement was $0.2 million and $0.4 million as of September 30, 2016 and December 31, 2015, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody technology to create PDCs directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. Under the research licenses, the parties have one replacement right for each target, which needs to be made before the third anniversary of the agreement execution.

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

As of September 30, 2016 and December 31, 2015, deferred revenue relating to the ImmunoGen Agreement was $13.2 million for both periods.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Bristol-Myers Squibb Company

On May 23, 2014, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s Probody technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, the Company granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets. BMS will have additional rights to substitute up to two collaboration targets. Each collaboration target has a two year research term and the two additional targets must be nominated by BMS within five years of the effective date of the BMS Agreement. The research term for each collaboration target can be extended in one year increments up to three times. In January 2016, BMS selected an additional research target.

Pursuant to the BMS Agreement, the Company received an upfront payment of $50.0 million and was initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected; and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid to high single digits to low teens from potential future sales. The Company will also receive research and development service fees based on a prescribed FTE rate that is capped.

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

In January 2016, BMS selected an additional target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid the Company a $10.0 million milestone payment. This amount was recorded as deferred revenue and is being recognized over the remaining performance period.

The Company recognized revenue of $1.8 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively and $5.3 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, deferred revenue relating to the BMS Agreement was $48.0 million and $42.6 million, respectively. The amount due from BMS under the BMS Agreement was $0.2 million and $0.4 million as of September 30, 2016 and December 31, 2015, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the nine months ended September 30, 2016.

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

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties.

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

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million in April 2016 and may receive an additional payment upon the selection by AbbVie of the second target and the satisfaction of certain performance conditions under the CD71 Agreement. AbbVie has not selected the second target, but the performance conditions under the CD71 Agreement were met in September 2016. The Company is also eligible to receive up to $275.0 million in target nomination, development, regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs.

The Company has determined that the CD71 and Discovery Agreements with AbbVie should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed.

The Company identified the following deliverables at the inception of the AbbVie Agreements: (1) the research, development and commercialization license for CD71 Probody, (2) the research services related to CD71 Probody, (3) the obligation to participate in the CD71 Agreement joint research committee, (4) the research services related to the first discovery target (5) the research, development and commercialization license for the first discovery target, and (6) the obligation to participate in the Discovery Agreement joint research committee. The Company concluded that, at the inception of the agreement, AbbVie’s option for the second discovery target is substantive and does not represent a deliverable of the agreement.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The upfront payments under the AbbVie Agreements are allocated between two units of accounting based on the estimated relative selling prices of each unit. In order to determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company recognizes the allocated amounts ratably over the estimated research service period of five years. The Company recognized revenue of $1.0 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, related to the AbbVie Agreements. As of September 30, 2016, deferred revenue related to the CD71 unit of accounting was $18.8 million and $9.4 million related to the Discovery Agreement unit of accounting.

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

In 2013, the Company amended the UC Agreement to reduce the amounts due to the UC Regents upon receipt by the Company of upfront payments, milestone payments and royalties from sublicensees. In exchange for this amendment, the Company issued to the UC Regents 157,332 shares of common stock. The UC Agreement, as amended, will remain in effect until the expiration or abandonment of the last to expire of the licensed patents.

In the nine months ended September 30, 2016 and 2015, the Company incurred expenses of $1.1 million and $0.3 million, respectively, to the UC Regents under the provisions of the UC Agreement.

Royalty obligations

The Company has future minimum royalty obligations due under the terms of certain exclusive licensed patent rights. These minimum future obligations are as follows (in thousands):

Year ended December 31,
2016 (three months remaining)	$—
2017	150
Total minimum royalty obligations	$150

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

Amendment to Existing/Current Lease

In March 2016, the Company entered into an agreement to terminate its existing/current lease, which was due to expire on January 31, 2019 (“Lease Termination”) with its current landlord. The Lease Termination provides for an early termination of the existing/current lease effective on November 30, 2016. The Company will not be required to pay the landlord a termination payment in connection with the early termination of the existing/current lease.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The minimum lease payments for all the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2016 (three months remaining)	$610
2017	3,387
2018	4,374
2019	4,506
2020 and beyond	34,144
Total	$47,021

Rent expense was $255,000 and $236,000 for the three months ended September 30, 2016 and 2015, respectively and $505,000 and $705,000 for the nine months ended September 30, 2016 and 2015, respectively. Rent expense for the nine months ended September 30, 2016 included a one-time adjustment to deferred rent pursuant to the termination of the existing/current lease.

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

In connection with the consummation of the IPO in October 2015, all outstanding shares of Series A-1, Series A-2, Series B-1, Series B-2, Series C and Series D were converted into 27,135,453 shares of common stock on a one-for-one basis. As such, no convertible preferred stock shares were outstanding as of September 30, 2016 and December 31, 2015.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of September 30, 2016 and December 31, 2015, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2016	December 31, 2015
Options issued and outstanding	6,102,930	5,270,751
Shares available for future stock option grants	2,614,788	2,401,406
	8,717,718	7,672,157

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

Activity under the Company’s stock option plans is set forth below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2015	5,270,751	$3.694
Options granted	1,234,946	13.359
Options exercised	(348,612)	1.229
Option forfeited/expired	(54,155)	4.578
Balances at September 30, 2016	6,102,930	$5.783
Options exercisable at September 30, 2016	2,850,370	$3.444

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

15. Stock Based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation expense:
Research and development	$1,315	$570	$3,844	$923
General and administrative	1,405	774	3,788	1,142
Total stock-based compensation expense	$2,720	$1,344	$7,632	$2,065

16. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expense for these services of $12,000 and $0 were recorded for the three months ended September 30, 2016 and 2015, respectively and $36,000 and $32,000 for the nine months ended September 30, 2016 and 2015, respectively. There were no amounts outstanding and included in accounts payable as of September 30, 2016 and December 31, 2015.

Prior to the Company’s IPO, it entered into full recourse loans (“stockholder notes” or “loans”) with certain current and former executive officers. Principal and interest under these loans was due at the earliest of (i) the fifth anniversary of the related note, (ii) the sale of the shares securing the notes, or (iii) thirty days after the termination of services. The principal loan amount and the accrued interest are reported as a deduction from stockholders’ deficit on the Company’s balance sheets. These loans were repaid and terminated in August 2015 and April 2016. There was no outstanding balance at September 30, 2016 and approximately $78,000 was outstanding at December 31, 2015, respectively. Interest income earned on the loans was immaterial during the three and nine months ended September 30, 2016 and 2015.

Revenues from related parties refer to the collaboration agreement with Pfizer, one of the Company’s stockholders. The Company recognized revenue of $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively (Note 8). As of September 30, 2016 and December 31, 2015, deferred revenue relating to the Pfizer Agreement was $3.8 million and $4.9 million, respectively. The amount due from Pfizer under the agreement was $0.2 million and $0.4 million as of September 30, 2016 and December 31, 2015, respectively.

17. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $15,000 and $4,000 for the three months ended September 30, 2016 and 2015, respectively and $187,000 and $22,000 for the nine months ended September 30, 2016 and 2015, respectively.

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s 2015 Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. No shares were issued under the ESPP as of September 30, 2016 and December 31, 2015. Shares available for future purchase under the ESPP were 714,798 at September 30, 2016.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

18. Net Loss Per Share Attributable to Common Stockholders

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock (on an as-converted basis)	—	26,890,698	—	22,028,838
Convertible preferred stock (on an as-converted basis)	—	244,782	—	244,782
Options to purchase common stock	6,155,800	4,359,322	6,082,572	3,393,513
Convertible preferred stock warrants	—	81,620	—	81,620
Total	6,155,800	31,576,422	6,082,572	25,748,753

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(14,662)	$(11,870)	$(44,867)	$(23,887)
Add: accretion to redemption value and cumulative dividends on preferred stock	—	(2,958)	—	(6,147)
Net loss attributable to common stockholders	$(14,662)	$(14,828)	(44,867)	(30,034)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	36,324,805	1,039,567	36,168,026	1,012,534
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(14.26)	$(1.24)	$(29.66)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2016.

Overview

We are an oncology-focused biopharmaceutical company pioneering a novel class of antibody therapeutics based on our Probody technology platform. We are using our platform to create proprietary cancer immunotherapies against clinically-validated targets as well as to develop first-in-class cancer therapeutics against novel targets. We believe that our Probody platform has the potential to improve the combined efficacy and safety profile, or therapeutic window, of monoclonal antibody modalities including cancer immunotherapies, antibody drug conjugates (“ADCs”) and T-cell-recruiting bispecific antibodies. Our Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. We are currently developing Probody therapeutics that address clinically-validated cancer targets in immuno-oncology, such as PD-L1, against which clinical candidate CX-072 is directed, as well as novel targets, such as CD-166, against which clinical candidate CX-2009 PDC is directed, that are difficult to drug and lead to concerns about damage to healthy tissues, or toxicities. In addition to our proprietary programs, we are collaborating with strategic partners including AbbVie Ireland Unlimited Company (“AbbVie”), Bristol-Myers Squibb Company (“BMS”), Pfizer Inc. (“Pfizer”), MD Anderson Cancer Center (“MD Anderson”) and ImmunoGen, Inc. (“ImmunoGen”) to develop selected Probody therapeutics.  Our broad technology platform and lead product candidates are supported by a decade of thorough scientific research and strong intellectual property, and we are advancing these candidates toward clinical trials. Our vision is to transform lives with safer, more effective therapies. To realize this vision we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

We do not currently have any product candidates in clinical trials or approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $14.7 million for the three months ended September 30, 2016 and $44.9 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $162.3 million. We expect to continue to incur significant losses for the foreseeable future.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Note 3 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2016.

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

Interest Income

Interest income primarily consists of interest income from our cash equivalents, short-term and long-term investments.

Interest Expense

Interest expense primarily consists of interest costs related to our borrowings under our loan agreements and amortization of premiums on our short-term and long-term investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes to the estimated fair value of the convertible preferred stock warrant liability and the convertible preferred stock liability.

Results of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Total revenues	$3,454	$1,939	$1,515	$8,771	$5,724	$3,047

Revenue increased $1.5 million during the three months ended September 30, 2016 compared to the corresponding period in 2015. The increase in revenue was primarily due to $1.0 million in recognized revenue related to the amortization of the upfront payment received pursuant to the AbbVie Agreements and a $0.3 million increase in recognized revenue related to the payment made by BMS in connection with its selection of a third target, and $0.2 million increase in recognized revenue related to the Pfizer shortened research timeline.

Revenue increased $3.0 million during the nine months ended September 30, 2016 compared to the corresponding period in 2015. The increase in revenue was primarily due to $1.8 million in recognized revenue related to the amortization of the upfront payment received pursuant to the AbbVie Agreements and a $0.9 million increase in recognized revenue related to the payment made by BMS in connection with its selection of a third target, and a $0.3 million increase in recognized revenue related to the Pfizer milestone payments received as a result of the shortened research timeline.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Research and development expenses	$13,337	$9,157	$4,180	$39,407	$18,854	$20,553

Research and development expense increased $4.2 million during the three months ended September 30, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to an increase of $1.7 million in manufacturing costs for the Company’s CX-072 and CX-2009 programs, an increase of $1.2 million to advance CX-072 into Phase 1 clinical development, an increase of $0.9 million in personnel-related expenses due to an increase in headcount, and an increase of $0.7 million in stock based compensation primarily due to higher stock valuation, partly offset by a decrease of $0.2 million in laboratory and professional services.

Research and development expense increased $20.6 million during the nine months ended September 30, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $10.7 million in manufacturing costs for the Company’s CX-072 and CX-2009 programs, an increase of $2.9 million in stock based compensation primarily due to higher stock valuation, an increase of $2.6 million in personnel-related expenses due to an increase in headcount, an increase of $2.0 million in laboratory and professional services, an increase of $1.4 million to advance CX-072 into Phase 1 clinical development, and an increase of $1.0 million in royalty payments by the Company to a third party, which were triggered by the milestone payment made by BMS in connection with its selection of a third target and the upfront payment received pursuant to the AbbVie Agreements.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
General and administrative expenses	$5,033	$4,051	$982	$14,720	$8,549	$6,171

General and administrative expense increased $1.0 million during the three months ended September 30, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to an increase of $0.6 million in stock based compensation primarily due to higher stock valuations, an increase of $0.2 million in personnel-related expenses due to an increase in headcount, and an increase of $0.2 million in consulting and professional services expense due to costs associated with operating as a public company.

General and administrative expense increased $6.2 million during the nine months ended September 30, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $2.6 million in stock based compensation primarily due to higher stock valuations, an increase of $1.8 million in consulting and professional services expense associated with operating as a public company, and an increase of $1.7 million in personnel-related expenses due to an increase in headcount.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Interest income	$692	$407	$285	$1,842	$874	$968
Interest expense	(482)	(718)	236	(1,300)	(1,356)	56
Other income (expense), net	45	(287)	332	(46)	(1,718)	1,672
Total Interest and other income (expense)	$255	$(598)	$853	$496	$(2,200)	$2,696

Interest Income

Interest income increased $0.3 million during the three months ended September 30, 2016 compared to the corresponding period in 2015. The increase was attributable to interest income earned on cash equivalents and investments as a result of the proceeds received from our preferred stock financings in May 2015 and June 2015, and our IPO in October 2015.

Interest income increased $1.0 million during the nine months ended September 30, 2016 compared to the corresponding period in 2015. The increase was attributable to interest income earned on cash equivalents and investments as a result of the proceeds received from our preferred stock financings in May 2015 and June 2015, and our IPO in October 2015.

Interest Expense

Interest expense decreased $0.2 million during the three months ended September 30, 2016 compared to the corresponding period in 2015. The decrease was primarily due to repayment and termination of our debt facility in September 2015.

Interest expense was relatively flat during the nine months ended September 30, 2016 compared to the corresponding period in 2015. The result was attributable to a decrease in interest expense due to repayment and termination of our debt facility in September 2015, offset by an increase in amortization of premiums on our investments.

Other Income (Expense), Net

Other income (expense), net increased $0.3 million during the three months ended September 30, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to a loss of $0.3 million related to an increase in fair value of convertible preferred stock warrant liability incurred in 2015.

Other income (expense), net increased $1.7 million during the nine months ended September 30, 2016, compared to the corresponding period in 2015. The increase was primarily attributable to a loss of $1.7 million related to an increase in the fair value of our convertible preferred stock warrant liability incurred in 2015.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2016, we had cash, cash equivalents, short-term and long-term investments of $180.5 million and an accumulated deficit of $162.3 million, compared to cash and cash equivalents of $186.7 million and an accumulated deficit of $117.5 million as of December 31, 2015. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities and payments received under our collaboration agreements. In May and June 2015, respectively, an investor exercised its option to purchase 659,209 shares of Series C redeemable convertible preferred stock for net proceeds of $3.5 million and we issued 7,490,540 shares of Series D redeemable convertible preferred stock for net proceeds of $69.7 million.

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

 Cash Flows

The following table summarizes our cash flows for the periods indicated in thousands:

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(3,968)	$(19,246)
Investing activities	3,409	(79,715)
Financing activities	495	70,756
Net (decrease) increase in cash and cash equivalents	$(64)	$(28,205)

Cash Flows from Operating Activities

During the nine months ended September 30, 2016, cash provided by operating activities was $4.0 million, which consisted of a net loss of $44.9 million, adjusted by non-cash charges of $10.1 million and a net increase of $30.8 million in our net operating assets. The non-cash charges primarily consisted of $7.5 million in stock-based compensation, $1.2 million in depreciation and amortization and $1.3 million in amortization premiums on our short-term and long-term investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $32.4 million in deferred revenue, which primarily due to a $30.0 million upfront payment from AbbVie in connection with AbbVie Agreements and a $10.0 million milestone payment from BMS in connection with its selection of a third target and an increase of $4.1 million in accrued liabilities. Such increase was partially offset by a decrease of $4.1 million in accounts payable and $2.1 million in prepaid expenses and other current assets.

During the nine months ended September 30, 2015, cash used in operating activities was $19.2 million, which consisted of a net loss of $23.9 million, adjusted by non-cash charges of $5.6 million and a net decrease of $0.9 million in our net operating assets. The non-cash charges primarily consisted of $2.1 million in stock-based compensation, $1.1 million in revaluation of the convertible preferred stock liability, $0.9 million in depreciation and amortization, $0.8 million in amortization premiums on our short-term investments and $0.6 million in remeasurement of the convertible preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to a decrease of $4.6 million in deferred revenue due to the recognition of upfront fees received, partially offset by an increase of $2.5 million in accounts payable and accrued liabilities, an increase of $1.5 million in accounts receivable primarily due to the receipt of the upfront payment from the Pfizer agreement in the first nine months of 2015.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016, cash provided by investing activities was $3.4 million, which consisted of $126.5 million in proceeds received upon the maturity of marketable securities. This was offset by $121.5 million used in the purchase of short-term and long-term investments and $1.6 million of capital expenditures used to purchase property and equipment.

During the nine months ended September 30, 2015, cash used in investing activities was $79.7 million, which consisted of $130.0 million in the purchase of short-term investments and $1.4 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by the $51.3 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and repayment of stockholder notes.

During the nine months ended September 30, 2015, cash provided by financing activities was $70.8 million, which primarily consisted of $74.7 million in net proceeds from the issuance of preferred stock, partially offset by repayments on our borrowings of $3.0 million, deferred offering costs of $1.1 million and repayment of notes receivable of $0.3 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period(4)
	2016 (1)	2017	2018	2019	2020 +	Total
Operating leases(2)	$610	$3,387	$4,374	$4,506	$34,144	$47,021
Royalty obligations (3)	—	150	—	—	—	150
Total contractual obligations	$610	$3,537	$4,374	$4,506	$34,144	$47,171

(1)	Remainder of the year
(2)

We lease our current facility under a long-term operating lease, which expires in 2019. In March 2016, we entered into an agreement with our current landlord to terminate the lease effective November 30, 2016. We entered into a new lease in December 2015 under a long-term operating lease, which expires in 2026.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents, short-term and long-term investments of $180.5 million as of September 30, 2016 and cash, cash equivalents and short-term investments of $186.7 million as of December 31, 2015, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Due to the short-term duration of our investment portfolio and low risk profile of our investments, an immediate 10% increase in interest rate would not have material effect on the fair market value of our portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material and adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a preclinical stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2016, we had an accumulated deficit of $162.3 million. For the nine months ended September 30, 2016, our net loss was $44.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

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

As of September 30, 2016, we had $180.5 million in cash, cash equivalents and investments. Based on our current operating plan, we expect our existing capital resources will be sufficient to fund operations through 2018. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

We have no products on the market and all of our product candidates, including cancer immunotherapies, PDCs and bispecific antibodies, are in preclinical stages of development, except for CX-072 for which we filed an IND with the FDA in September 2016. In particular, none of our product candidates has ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

No product candidates based on our Probody platform have been tested in humans. We may ultimately discover that our Probody platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. For example, when administered in a human, the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody and reduce the potential to limit the toxicity of the anti-cancer agent. In addition, if the peptide mask is released, it may result in unforeseen events when administered in humans. Furthermore, Probody product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into our Probody platform and any product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

Further, we are not aware of any company currently developing a therapeutic using a prodrug approach to antibody drug development and no regulatory authority has granted approval for a therapeutic of this kind. As such, we believe the FDA has limited early experience with Probody-based therapeutics in oncology or other disease areas, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, while we intend to commence a Phase 1 clinical trial of CX-072, our PDC candidate directed against PD-L1, for cancer in 2016, and to commence a Phase 1 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in 2017, commencing these clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We filed an IND for CX-072 in September 2016 and expect to file an IND for CX-2009 in the first half of 2017. As there is limited historical precedent for the approval of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. As a result, we and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our Probody technologies prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our Reported Financial Results May be Adversely Affected by Changes in Accounting Principles Generally Accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in the U.S. GAAP when it becomes effective. The new standard will be effective for our fiscal year 2018 with early adoption permitted for our fiscal year 2017. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our financial statements, it could change the way we account for certain of our sales transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See “Note 3 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of October 12, 2016, we solely own twelve patents and 137 pending patent applications; we co-own five patents and seven pending patent applications with UC, acting through its Santa Barbara Campus and one patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we have licensed fifteen patents and seven pending patent applications that cover compositions and methods related to the screening and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also exclusively licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

All of our product candidates are in preclinical development or at the beginning of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We plan to commence a Phase 1 clinical trial of CX-072, our candidate directed against PD-L1, for cancer in 2016, and a Phase 1 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in 2017. Commencing these clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We filed an IND for CX-072 in September 2016 and expect to file an IND for CX-2009 in the first half of 2017. However, even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates.

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

As a company, we have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through November 1, 2016, our stock had high and low sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of September 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 58% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

On November 3, 2016, the Company and Sean McCarthy, D. Phil. entered into an Amended and Restated Severance and Change of Control Agreement (“Restated Severance Agreement”) which amends and restates the Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Dr. McCarthy, dated as of April 1, 2015 (the “Prior Agreement”). Dr. McCarthy’s Restated Severance Agreement maintains the severance benefits and change in control benefits under the Prior Agreement, provided, however, that pursuant to the Restated Severance Agreement the lump sum payment Dr. McCarthy shall be entitled to receive in the calendar year in which his employment is terminated without cause or for good reason (as such terms are defined in the Severance Agreement), shall be equal to 12 months of his then current base salary plus his target annual bonus for such calendar year.  Under the Prior Agreement in such scenario, Dr. McCarthy had been entitled to his maximum annual bonus for such calendar year.  In addition, the lump sum payment Dr. McCarthy shall be entitled to receive in the calendar year in which his employment is terminated without cause or for good reason within 12 months following a change in control (as such terms are defined in the Severance Agreement), shall be equal to 18 months of his then current base salary plus his target annual bonus for such calendar year.  Under the Prior Agreement in such scenario, Dr. McCarthy had been entitled to 12 months of his then current base salary and his maximum annual bonus for such calendar year.  The Restated Severance Agreement further provides that, upon a change of control, the performance goals stipulated in any performance-based equity awards held by Dr. McCarthy shall be deemed achieved in full.

The description of the Restated Severance Agreement in this Item 5.02 is qualified in its entirety by the actual Restated Severance Agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2016 and is incorporated by reference herein.

Item 6.Exhibits

The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CytomX Therapeutics, Inc.

Date: November 3, 2016	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 3, 2016	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1, 32.2 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1/A	8/28/2015	4.2

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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