Form 10-K
period 2016-12-31
CytomX Therapeutics, Inc.
filed 2017-03-02
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 Oyster Point Boulevard, Suite 400 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 515-3185

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $197.3 million, based on the closing price of the registrant’s common stock on NASDAQ Global Select Market on June 30, 2016 of $10.22 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2017, 36,518,184 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

•	our receipt and timing of any milestone payments or royalties under any existing or future research collaboration and license agreements or arrangements;
•	our expectations regarding the activity of our product candidates once administered in a human subject;
•	our expectations and beliefs regarding the evolution of the market for cancer therapies and development of the immuno-oncology industry;
•	our ability to identify and develop products for novel cancer targets;
•	our dependence on existing and future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;
•	our ability to identify and develop product candidates for the treatment of additional disease indications;
•	our or an existing or future collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;
•	the rate and degree of market acceptance of any approved products candidates;
•	the commercialization of any approved product candidates;
•	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in such collaborations;
•	the implementation of our business model and strategic plans for our business, technologies and product candidates;
•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
•	our ability to obtain additional funds for our operations;
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

We are a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on our Probody technology platform. We use our platform to create proprietary cancer immunotherapies against clinically-validated targets, as well as to develop first-in-class cancer therapeutics against difficult-to-drug targets. We believe that our Probody platform has the potential to improve the combined efficacy and safety profile of monoclonal antibody modalities, including cancer immunotherapies, antibody drug conjugates (“ADCs”) and T-cell-recruiting bispecific antibodies. Our Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. Our investigational Probody therapeutics address clinically-validated cancer targets in immuno-oncology, such as PD-L1, against which CX-072 is directed, as well as novel targets, such as CD-166, against which CX-2009 is directed, that may be difficult to drug without causing damage to healthy tissues. We received clearance from the United States Food and Drug Administration (the “FDA”) for our IND for CX-072 in December 2016 and treated the first patient in our open-label, dose finding Phase 1/2 clinical trial in January 2017. We also expect to file an IND for CX-2009 in the first half of 2017 and initiate a Phase 1 clinical trial in 2017. In addition to our proprietary programs, we are collaborating with strategic partners including AbbVie Inc. through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc. (“ImmunoGen”), The University of Texas MD Anderson Cancer Center (“MD Anderson”), and Pfizer Inc. (“Pfizer”). Our broad technology platform and lead product candidates are supported by more than a decade of thorough scientific research and strong intellectual property. Our vision is to transform lives with safer, more effective therapies. To realize this vision, we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

The premise of our Probody platform is to apply the prodrug concept to create a therapeutic antibody that remains inactive until it reaches the tumor. Probody therapeutics have the potential to produce additional tumor specificity and an enhanced safety profile because they are designed to have limited interaction with their molecular targets in healthy tissue. This approach of dosing drugs in a form such that they are only activated after reaching certain tissues is called the prodrug approach, and has been used with many small molecule drugs, but has never before been effectively pursued using therapeutic antibodies.

Cancer is the second leading cause of mortality in the United States and accounts for nearly one in every five deaths. Early cancer research and treatment relied on relatively non-specific and highly toxic small molecule chemotherapies. Over the last twenty years, a new paradigm of cancer research and treatment has emerged that is focused on more targeted therapies, including monoclonal antibody modalities, which represent some of the most effective and top-selling therapies on the market today. The leading three monoclonal antibodies for cancer generated more than $20 billion in global sales in 2015. More recently, immuno-oncology has emerged as a promising new field of cancer therapy that aims to enhance anti-tumor immune responses by, for example, overcoming the suppressive mechanisms that cancer cells have developed to evade the immune system. These therapies have shown the potential to provide dramatic efficacy and to extend survival, including in cancers for which conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. In addition, new classes of monoclonal antibody modalities have also reached the market. These new classes include ADCs and bispecific antibodies, which have more potency than first-generation antibodies.

Despite these advancements, many therapeutic antibodies are limited by a suboptimal therapeutic window (the combined efficacy and safety profile of a therapeutic). For example, the targets of antibody therapies are often found not only on tumors but also on healthy tissue, leading to toxicities. Consequently, there remains a significant need for therapeutics that are more efficacious, safe and tolerable. We believe our technology has the potential to address this need and represents the next evolution of targeted monoclonal antibody cancer therapies.

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

When a Probody therapeutic enters a tumor, it encounters proteases, which are enzymes that cleave proteins and have increased activity in the tumor microenvironment. The proteases in the tumor cleave the linker, releasing the mask and allowing the antibody to attack the tumor. The following graphic depicts the activation of a Probody therapeutic by proteases:

Leveraging Protease Biology for our Proprietary Probody Platform

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by redundant mechanisms, with very little extracellular protease activity detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. Probody therapeutics are designed to be activated in this protease-rich tumor microenvironment but not in healthy tissue where proteases are under tight control as depicted in the figure below:

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

The design of the mask peptide and protease-cleavable linker is technically challenging. Together with experts in the field, we spent the last decade conducting research to characterize protease activity and to engineer Probodies to take advantage of specific proteases. In addition, we devised criteria for identifying proteases that would work best in the context of our platform. Among these criteria, we targeted proteases that were:

•	highly expressed in active form across multiple tumor types;
•	either located on the outer cell surface or secreted by the cell;
•	able to remove a mask from a Probody therapeutic; and
•	significantly less active in normal, healthy tissues or in blood.

We have chosen and optimized protease-cleavable linkers so that any one of a number of activated proteases can cleave them. Using this approach, we believe Probody therapeutics can be cleaved and activated by at least one protease in the majority of tumors. We also developed a proprietary process to identify and optimize the mask peptides.

Key Advantages of Our Probody Platform

We believe that our Probody platform provides the following key advantages:

•

A novel therapeutic antibody class enabled by our proprietary platform. We believe we have a differentiated technology platform that gives us a substantial competitive advantage supported by more than a decade of research and strong intellectual property.

•

Potential to improve the therapeutic window of antibody-based therapeutics. By engineering our therapeutics to selectively activate in the tumor microenvironment, our Probody product candidates have the potential to improve safety and tolerability.

•

Ability to combine more effectively with other therapies. We believe the therapeutic window and tumor specificity of our candidates have potential to reduce the dose-limiting toxicities observed in combination therapies and thus enable new combinations with other cancer therapies that are difficult or impossible to use.

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

Cancer Remains a Major Unmet Medical Need

Cancer is the second leading cause of mortality in the United States, accounting for nearly one in every five deaths. Approximately 40% of Americans will develop cancer according to the American Cancer Society.

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

Over the last twenty years, a new paradigm of cancer research and treatment has emerged that involves more targeted therapies, including monoclonal antibodies. Monoclonal antibodies are proteins derived from living organisms that bind to targets, called antigens, on tumor cells and then inhibit tumor growth. As a drug class, monoclonal antibodies have transformed oncology treatment and represent some of the most effective and top selling therapies on the market. For example, Herceptin, Avastin and Rituxan have dominated the market with over $20 billion in annual sales in 2015. The success of conventional monoclonal antibodies has been hindered by limited efficacy and by safety and tolerability concerns. Administration of antibodies may cause systemic side effects, as well as localized, organ-specific damage. Much of this toxicity is a direct consequence of the fact that healthy tissues express the same antigens that antibodies target on cancerous cells.

More recently, immuno-oncology has emerged as a promising new field of cancer therapy that aims to enhance anti-tumor immune responses by, for example, overcoming mechanisms that cancer cells have developed to evade the immune system. Some cancer cells overly express proteins, called immune checkpoints, that apply brakes to the immune system, and enable the tumor cells to evade destruction. Immune checkpoint inhibitors, such as nivolumab, pembrolizumab, ipilimumab, and atezolizumbab, which are antibodies targeting these immune inhibitory proteins, release these brakes and allow the immune system to destroy the tumor. These drugs have shown promising efficacy in clinical trials, including long-term remission in certain patients, and have been approved for the treatment of melanoma, non-small cell lung cancer and bladder cancer. They are currently being explored for multiple other solid tumor indications. Although these drugs have demonstrated promising results, only a minority of patients receive durable benefit from treatment with these agents alone. Most recently, combination regimens of immunotherapy agents have demonstrated signs of improved efficacy in larger numbers of patients. We believe that combination therapy will play a critical role in future cancer immunotherapy regimens. However, many of these combinations have significant toxicity and tolerability issues, due in part to the activation of the immune system in both healthy and cancerous environments. We believe these issues will likely impact further clinical and commercial advancements of combination cancer immunotherapies.

In the past decade, several new modalities of highly potent monoclonal antibody-based therapies have also emerged.

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

•

Develop novel first-in-class therapeutics directed against difficult-to-drug targets. We believe we can create a therapeutic window in patients for targets where none exists because current approaches have not been viable as a result of toxicity concerns. Our Probody technology has the potential to address targets that are expressed in both tumor tissues and healthy tissues, which otherwise makes development of safe drugs and therapeutic biologics difficult. Given the novelty of these treatments and their potential to address unmet medical needs, we may pursue expedited review or accelerated approval paths, such as breakthrough therapy and fast-track designations, for these treatments. Furthermore, our Probody technology potentially enables us to take better advantage of the most potent modalities of monoclonal antibody therapeutics, such as ADCs and bispecific antibodies. Our lead proprietary candidate for this pipeline strategy is CX-2009, a Probody drug conjugate (a “PDC”) directed against the target CD-166, which is expressed in multiple tumor types including breast, lung, colorectal and prostate cancer.

•

Collaborate with leading biopharmaceutical companies to discover and develop Probody therapeutics against selected targets. Since 2013, we have entered into product-focused collaborations with AbbVie, BMS, ImmunoGen and Pfizer. These alliances are multi-target, product-focused collaborations with the objective of broadening the reach of our Probody platform. For example, we are collaborating with AbbVie to co-develop and co-commercialize PDCs directed against CD71 and with BMS on the discovery and development of a Probody version of Yervoy, an approved antibody targeting CTLA-4. Our strategy is to retain ownership of key products in our pipeline and partner selected programs. We intend to retain certain development and commercial rights for products in certain future collaborations.

Our Pipeline Strategies for Our Probody Platform

Our First Pipeline Strategy

A novel class of cancer immunotherapies directed against clinically-validated targets. Through our technology platform, we believe that we can expand the therapeutic window for clinically-validated targets where current therapies have encountered challenges with respect to safety or efficacy. We have validated this approach preclinically with multiple targets, and plan to develop multiple novel Probody therapeutics in the field of immuno-oncology to address just such issues. Our first Probody product candidate in this area, CX-072, is directed against PD-L1 and treated the first patient in our open-label, dose finding Phase 1/2 clinical trial for CX-072 in January 2017.

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

The immune system is capable of recognizing and eliminating tumor cells; however, tumors are sometimes able to block the immune response through alteration of regulatory checkpoint pathways. Tumors express proteins, called checkpoint proteins, which can apply the brakes to the immune system, preventing it from attacking the tumor. By creating a monoclonal antibody that inhibits these proteins, the brakes can be released, and the immune system can eliminate the tumor. Novel cancer therapies that target these proteins are being tested in clinical trials by others, and four antibody products, ipilimumab, pembrolizumab, atezolizumab and nivolumab, have recently been approved by the FDA.

While this approach has resulted in remarkable clinical results, including long-term remissions in patients who previously would have died, there are significant toxicities associated with these therapies. Because tumors use the same mechanisms to inhibit the immune system that the body uses to ensure that the immune system does not attack normal tissues, these therapies release the brakes not only in the tumor, but also elsewhere in the body. This can result in the immune system attacking normal tissues and cause a number of toxicities, including, for example, severe lung inflammation.

Combination therapy is the next frontier in immuno-oncology. While single-agent therapy has proven to be effective in certain patients (inducing effective, durable remissions), the oncology community is currently exploring new, more potent combinations to create longer-term and more durable responses in a larger percentage of patients. This new potency addresses the lack of response seen in the majority of patients, but it brings with it additional toxicity. Data emerging from clinical studies has suggested that some combinations may provide promising enhanced anti-tumor efficacy, but at the expense of greater toxicities that may limit their clinical utility. In a recent clinical trial, 58% of patients treated with the combination of nivolumab and ipilimumab had an objective response, 55% had adverse events in either Grades 3 or 4, and 36% had adverse events severe enough that they had to withdraw from the trial and discontinue combination therapy. That withdrawal rate compared to 8% of patients receiving nivolumab alone and 15% of patients receiving ipilimumab alone.

Our Probody therapeutic solution for immuno-oncology. Recent research results from several investigators have suggested that immunotherapy that is specifically directed to the tumor microenvironment while sparing the rest of the body may allow efficacy without the toxicities seen with systemic delivery of these drugs. For example, in a mouse model investigators have shown efficacy of antibodies targeting CTLA-4 at much lower doses when the antibody was injected directly into a tumor rather than infused into the blood stream and delivered systemically. This result suggests that there are sufficient tumor-reactive immune cells, called T-cells, activated by the antibodies targeting CTLA-4 within the tumor to elicit an anti-tumor response, and that activation of T-cells outside of the tumor is not required to get the desired therapeutic effect. Therefore, local activation of immuno-oncology agents, such as checkpoint inhibitors, in the tumor microenvironment may yield efficacy while minimizing systemic exposure that may lead to toxicity.

Based on these results and our own research, we believe that employing Probody technology to inhibit the checkpoints on T-cells locally, rather than systemically, has the potential to significantly reduce toxicities and increase the tolerability of these types of cancer immunotherapies, especially in combination with other therapies. We believe that the challenges faced by combinations, including combinations with PD-L1 checkpoint inhibitors, will be observed across many classes of immuno-oncology therapeutics and other cancer therapeutics. We believe that Probody therapeutics represent an attractive way to limit or avoid the toxicities that are observed in these approaches, leading to better efficacy and safety. We believe that CX-072, our PD-L1 Probody therapeutic and follow-on product candidates against other immuno-oncology targets, for example, PD-1, have the potential to become a new backbone of the combination therapy in immuno-oncology.

Our Second Pipeline Strategy

Novel first-in-class therapeutics directed against difficult-to-drug targets. We believe we can create a therapeutic window in patients where current approaches have not been viable or are not expected to be viable because of toxicity concerns. Furthermore, our Probody technology potentially enables us to take better advantage of the most potent modalities of monoclonal antibody therapeutics such as ADCs and bispecific antibodies, which can be too toxic to use in some settings. We have validated this approach with multiple preclinical Probody therapeutics. Our first Probody product candidate in this area is CX-2009, a PDC directed against CD-166.

Opportunity for therapies against difficult-to-drug targets. We are addressing targets that are difficult to drug, in a way that we believe will make these targets useful for cancer therapies for the first time. The development of oncology therapeutics has traditionally been hindered by the need to find “druggable” targets, that is, proteins that not only can be biologically affected by therapeutics, but also are found in abundance on tumor cells and less abundantly on normal cells. Based on the conventional paradigm, a druggable target must be expressed at very low levels, or be absent, on healthy cells or there will likely be indiscriminate cell killing and toxicities as a result. Further, the target should be expressed at high levels in tumors to allow delivery of high levels of cytotoxic drug to the tumor. As a consequence, only a small number of targets have an expression profile that is suitable for developing effective oncology drugs and avoiding toxicity in normal tissues. This is especially the case for the new generation of highly potent antibody-based therapies, such as ADCs, T-cell- recruiting bispecific antibodies, and others, whose extreme potency typically demands even more stringent target selection.

Accordingly, targets that are difficult to drug due to their wide expression represent a very attractive new space for cancer drug development that we believe we have an advantage in pursuing. Given our Probody technology, we believe we are in a position to address many new targets in previously untapped areas and open up a greater portion of tumor biology to therapeutic intervention.

Our Probody solution to difficult-to-drug targets. To be effective therapeutics, ADCs must bind to highly expressed tumor targets to enable the delivery of enough cytotoxic payload to kill tumor cells, yet bind at low levels to normal tissues. We have systemically surveyed the human genome to identify targets for PDCs that are highly expressed in tumor tissue but that have not been pursued by other companies, likely because of the concern of toxicity due to healthy tissue expression. Our Probody therapeutics have the potential to deliver more payload to tumor tissue but not significantly bind normal tissues, thereby creating products with viable therapeutic windows in patients. We have identified and are pursuing a number of such targets, such as CD-166. CD-166 is expressed at high levels in tumor cells, which may allow delivery of high levels of cytotoxin and therefore enable efficient tumor killing. Further, unlike conventional ADC targets, which are found in only a small number of tumor types because of their requirements for low normal tissue expression, PDC targets can be found in many different tumor types, suggesting that these product candidates could address very large markets.

Our Third Pipeline Strategy

Collaborations with leading biopharmaceutical companies to advance Probody product candidates. We believe that the Probody platform has broad applicability across a number of targets and antibody formats. We have leveraged strategic partnering to extend the reach of our therapeutic opportunity. Since the beginning of 2013, we have entered into product-focused collaborations with AbbVie, BMS, ImmunoGen and Pfizer to enable development of certain Probody therapeutics. In constructing each of these collaborations, our primary objectives were to collaborate with leading biopharmaceutical players to validate the potential of Probody therapeutics, to gain meaningful near-term funding and/or technology access to enable advancement of CytomX’s wholly owned Probody therapeutics pipeline, and to retain significant milestones and royalties for long term upside. The details of our four existing collaborations are as follows:

•

AbbVie PDC collaborations. In April 2016, we entered into a collaboration with AbbVie to co-develop and co-commercialize PDCs against CD71. Under the terms of the agreement, we will co-develop a PDC against CD71 with AbbVie, with CytomX leading pre-clinical and early clinical development. AbbVie will lead later development and commercialization, with global late-stage development costs shared between the two companies. We received an upfront payment of $20 million and are eligible to receive up to $470 million in development, regulatory and commercial milestones and royalties on ex-US sales in the high teens to low twenties if we participate in the co-development of a CD71 licensed product subject to a reduction in such royalties if we opt-out from the co-development of the CD71 PDC. AbbVie and CytomX will share 65% and 35%, respectively, of the net profits or net losses from the co-development of the CD71 PDC. We have selected a clinical candidate, CX-2029, that is currently in IND-enabling studies.

We also entered into a second collaboration with AbbVie in April 2016 pursuant to which AbbVie has exclusive worldwide rights to develop and commercialize Probody drug conjugates against up to two undetermined targets. We received an upfront payment of $10 million pursuant to the agreement and are eligible to receive up to $275 million in target nominations, development, regulatory and commercial milestones and royalties in the high single to low teens from commercial sales of any resulting PDCs. Pursuant to the agreement, AbbVie has the right to select a total of up to two targets under this collaboration and we will collaborate with AbbVie in the research and development of Probodies against selected targets. AbbVie has not yet selected any target.

•

BMS Probody therapeutic collaboration. In May 2014, we entered into a collaboration with BMS for up to four targets. The initial focus of this collaboration is to develop Probody therapeutics against certain immunotherapy targets. We chose to form a collaboration with BMS because we believe that they have industry leading capabilities in immunotherapy, including approved products such as Yervoy, targeting CTLA-4, and Opdivo, targeting PD-1. The BMS collaboration provides us with a $50 million upfront payment, $25 million in target nomination fees for the two targets BMS selected in January and December 2016, provides research funding, and may provide up to $1,192 million in development, regulatory, and commercial milestones and mid-single digit to low-teen royalties on net sales of products arising from this collaboration. Our collaboration is structured such that we are responsible for generating Probody therapeutics against selected BMS targets. BMS is responsible for development and commercialization for each of the four product candidates and bears all such costs in the collaboration. BMS has selected all four of the targets in this collaboration. The most advanced product candidate in this collaboration is our CTLA-4 Probody product candidate, which is currently in IND enabling studies. In preclinical models, our CTLA-4 Probody candidate has demonstrated in vivo efficacy with reduced systemic T-cell activation as compared to the underlying CTLA-4 antibody. Given their success with Yervoy, an antibody that targets CTLA-4, we believe that BMS is the optimal partner to advance a Probody therapeutic against this clinically-validated target.

•

ImmunoGen PDC collaboration. In January 2014, we entered into a collaboration with ImmunoGen in which we gained limited access to ImmunoGen’s drug conjugate technology in exchange for granting ImmunoGen limited access to our Probody platform. We chose to form a collaboration with ImmunoGen because they have drug conjugate technology that has been clinically-validated for multiple antibody products targeting solid tumor indications, including Kadcyla and mirvetuximab soravtansine. Our collaboration is structured so that we have access to ImmunoGen’s toxins and related linkers for one of our PDC targets. We have elected to utilize this license to enable our CD-166 PDC program. ImmunoGen is responsible for conjugating our Probody product candidate with their proprietary toxins and related linkers to create the PDC for our research and preclinical development. We have selected CX-2009 as the proprietary candidate for our CD-166 PDC program. In February 2016, we exercised our option under the collaboration agreement with ImmunoGen and obtained a development and commercial license for this product. Under the license agreement, we will pay ImmunoGen up to $60 million in development and regulatory milestones, up to $100 million in sales milestones, and tiered mid to high single digit royalties. We granted ImmunoGen access to our Probody platform for two targets, which they have already nominated. We are responsible for generating Probody therapeutics against these ImmunoGen targets and ImmunoGen is responsible for conjugating these targets using their proprietary toxins and related linkers to create the PDCs. ImmunoGen retains full development and commercial rights for these products, and if ImmunoGen exercise its option(s) to obtain a commercial license, it will owe us up to $30 million in development and regulatory milestones, $50 million in sales milestones, and mid-single digit royalties per program. The most advanced ImmunoGen product is currently at discovery stage.

•

Pfizer PDC collaboration. In May 2013, we entered into a collaboration with Pfizer for up to four targets. We chose to form a collaboration with Pfizer because we believe that they have industry leading capabilities in ADCs, including access to proprietary drug conjugate linkers and toxins. Pfizer nominated three research targets pursuant to the agreement but did not select the fourth target before the option lapsed in May 2016. We continue to work with Pfizer on two of the three targets they selected under the collaboration. The most advanced programs in the collaboration are in the lead optimization stage. To date, we have received a total of $7.5 million in upfront and target nomination payments pursuant to the Pfizer collaboration. The Pfizer collaboration also provides us with up to $19 million in regulatory milestone payments per collaboration target and $110 million in sales milestone payments as well as tiered mid-single digit royalties on potential future sales per collaboration target. Our collaboration is structured such that we are responsible for generating Probody therapeutics against Pfizer-selected targets and Pfizer is responsible for conjugating the Probody therapeutics with their proprietary toxins and related linkers to create PDCs. If Pfizer exercises its option for a commercial license, it would be responsible for development and commercialization for each of the four product candidates and would bear all costs in the collaboration.

CX-072, PD-L1 Probody Therapeutic

CX-072 is a wholly-owned PD-L1 targeting Probody therapeutic for the treatment of cancer. In December 2016, we received clearance from the FDA for our Investigational New Drug (“IND”) application for CX-072. In January 2017, we treated the first patient in our open-label, dose finding Phase 1/2 clinical trial evaluating CX-072 as monotherapy and in combination with Yervoy® (ipilimumab) or Zelboraf®(vemurafenib) in patients with metastatic or locally advanced unresectable solid tumors or lymphomas. Our aim is to achieve three goals as part of the clinical trial:

•	Tolerability: Demonstrate that CX-072 is well tolerated in patients and potentially improves safety, particularly in the combination setting.
•	Anti-cancer activity: Demonstrate initial evidence of CX-072’s anti-cancer activity as monotherapy and in combination.
•	Translational program and Probody platform proof-of-concept: Explore mechanistic aspects of Probody activity in patients.

We have designed an international umbrella program, PROCLAIM (Probody Clinical Assessment In Man) (“PROCLAM”), to evaluate our Probody therapeutics. Our CX-072 clinical study is the first module to be initiated under PROCLAIM as PROCLAIM-072 (“PROCLAIM-072”). Clinical data from PROCLAIM-072 is expected to begin to emerge in late 2017 and throughout 2018.

CX-2009, CD-166 Probody Therapeutic

CX-2009, is a first-in-class Probody drug conjugate targeting CD166. CX-2009 utilizes ImmunoGen, Inc. drug conjugate technology. CD166 is highly and homogeneously expressed in the majority of patients with a variety of solid tumors. Despite high expression of CD166 in normal tissues, our Probody technology is designed to concentrate CX-2009 only in tumor tissue. As such, we believe that CX-2009 is uniquely positioned to deliver on the promise of CD166 as a target. We anticipate filing our IND for CX-2009 in the first half of 2017 and initiate a Phase 1 clinical trial in 2017.

Other Product Candidates in Preclinical Development

We are actively pursuing the application of our Probody technology to multiple other product candidates. These include other product candidates directed against other immunotherapy targets, and other first-in-class PDC product candidates. We have applied our technology and are advancing product candidates based on T-cell-recruiting bispecific antibodies. We also recognize that new immunocellular therapies such as CAR-T therapies rely on recognition of tumor antigens using molecular components that may be synthesized as Probody constructs. We believe that our technology has the potential to enhance the therapeutic window of CAR-T therapies enabling them to translate their remarkable clinical responses in hematological tumors to solid tumors.

CX-2029, CD71, Probody Drug Conjugates in Collaboration with AbbVie

CD71, also known as transferrin receptor 1 (“TfR1”), is a protein that is essential for iron uptake in dividing cells, is highly expressed in a number of solid and hematologic cancers and has attractive molecular properties for efficient delivery of cytotoxic payloads to tumor cells. The combination of high expression in tumors and ubiquitous expression in normal tissues makes CD-71 a difficult target for conventional ADCs and an ideal candidate for development of PDCs. We have shown that CD71 PDCs are as efficacious as CD71 ADCs in multiple xenograph models at the expected human therapeutic dose. We have also investigated the tolerability of CD71 ADCs and PDCs in non-human primates. We noted life threatening toxicity for the ADCs whereas the PDCs were tolerated at the expected human therapeutic dose.

In April 2016, we entered into a collaboration to co-develop and co-commercialize Probody Drug Conjugates against CD71 with AbbVie. Our lead clinical candidate under this program, CX-2029, is currently in IND-enabling phase.

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

CTLA-4 is an immune checkpoint involved in regulating T-cell activation. BMS is currently marketing a CTLA-4 monoclonal antibody, Yervoy, that has been approved for unresectable or metastatic melanoma. CTLA-4 antibodies lead to T-cell activation for a wide range of antigens, including tumor antigens, which is the basis for its anti-tumor effect, and self-antigens, which may be the basis for the autoimmune toxicities associated with CTLA-4 antibodies therapies. In partnership with BMS, we are developing a CTLA-4 Probody therapeutic. The FDA approval for ipilimumab comes with a black box warning about potential severe and fatal immune-related adverse events. While the toxicities associated with ipilimumab can be successfully managed in many patients, up to 27% of patients in a phase 2 trial discontinued treatment due to adverse events. The use of ipilimumab in combination therapy with nivolumab, a PD-1 checkpoint inhibitor, led to increased rates of serious adverse events with 55% of patients with a severity of grade 3 or 4 events in patients treated with both drugs compared to 27% in the ipilimumab-treated patients and 16% in the nivolumab treated-patients.

We believe the systemic toxicity associated with CTLA-4 directed therapy might be reduced by local delivery of CTLA-4 antibodies to the tumor. In previous experiments with a MC-38 xenograft mouse model, investigators have shown local infusion of small doses of the antibody directly into the tumor resulted in an anti- tumor response and increased survival while lowering the systemic levels of the CTLA-4 antibody by approximately 1,000 fold. In MC-38 xenograft preclinical models, our CTLA-4 Probody candidate has demonstrated in vivo efficacy with reduced activity on peripheral T-cells as compared to CTLA-4 antibody. We believe that our CTLA-4 Probody therapeutic can be dosed systemically, achieve localized tumor-specific activation, and thus achieve a clinically important improvement in safety. This program is currently in IND-enabling phase.

CX-188, PD-1 Probody Therapeutic

PD-1 is the receptor for the PD-L1 ligand responsible for inhibiting T-cell activation. It is the target for various immuno-oncology products including nivolumab and pembrolizumab, which have been approved for melanoma. Because, like PD-L1, inhibiting PD-1 is associated with immune attack on normal cells, PD-1 therapy has been associated with significant toxicities, especially when used in combination with ipilimumab, another immunotherapy. We are developing a PD-1 Probody therapeutic, CX-188, as an additional approach to block the PD-L1/PD-1 pathway. This program is currently in IND-enabling phase.

Our Business Strategy

We are utilizing our innovative Probody platform to build a long-term, multiproduct company focused on the development of new cancer treatments. Our vision is to transform lives with safer, more effective therapies. To realize this vision, we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

Manufacturing

Our Probody candidates are designed to be produced as fully recombinant antibody prodrugs. Our Probody candidates are also designed to maintain the manufacturability benefits of antibodies and leverage well established technologies used for antibody production. We have significant expertise in the production of therapeutic biologics. We conduct cell line development and process development both in-house and in collaboration with contract manufacturing organizations (“CMOs”). CMOs are responsible for manufacturing of drug substance and clinical drug product materials.

Our process development and manufacturing strategies are tailored to rapidly advance our two lead programs and we employ multiple complementary approaches to ensure successful execution. Our lead Chinese hamster ovary cell line has been successfully used for manufacturing several antibodies and requires minimal process optimization to establish a process to support early phase manufacturing. We utilize well established production steps typically part of a platform manufacturing process for antibodies. The CMO we have selected has a strong track record in manufacturing therapeutic biologics, including antibodies. All activities from cell line development to formulated drug product are performed at one location to maintain aggressive timelines and minimize delays that can result from engaging multiple parties for manufacturing. Similarly, for our PDC projects we have selected CMOs with strong expertise in clinical/commercial drug conjugate manufacturing and with capabilities for toxin conjugation and fill-finish. Furthermore, our two lead PDC programs incorporates toxin payloads that have an established clinical and regulatory history.

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

Cancer immunotherapies: AstraZeneca PLC, BMS, GlaxoSmithKline plc, Merck & Co., Inc., Novartis AG, Pfizer, Roche Holding Ltd, Sanofi SA and numerous small companies.

Antibody drug conjugates: ImmunoGen and Seattle Genetics, Inc.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody technology, platform and product candidates. Our patent portfolio as of February 15, 2017 contained 13 United States (“U.S.”) issued patents and four non-U.S. issued patents owned solely by CytomX and four U.S. issued patents and two non-U.S. issued patents that we co-own with the University of Santa Barbara (“UCSB”). We also have 23 U.S. pending applications as well as 121 non-U.S. pending applications owned solely by CytomX, as well as one U.S. pending applications and six non-U.S. pending applications that we co-own with UCSB. We have exclusively licensed UCSB’s rights in the co-owned issued and pending patents. We also co-own one U.S. issued patent and one U.S. pending application with the University of California, San Francisco (“UCSF”). These patents and patent applications include claims directed to:

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

In addition, we have exclusively licensed the following patent portfolio from UCSB: nine U.S. issued patents; six non-U.S. issued patents; three U.S. pending applications; and five non-U.S. pending applications. This patent portfolio covers compositions and methods related to screening and identification of masks and protease-cleavable linkers that we incorporate into our Probody therapeutics.

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

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (the “USPTO”). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2028 to 2035, unless we receive patent term extension or adjustment. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2037, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the U.S. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the U.S. and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented Probody technology, platforms and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our Probody technology, platforms, and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our Probody technology, platforms and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the U.S. The USPTO previously accepted the PROBODY mark under an intent-to-use trademark application. Because we were unable to show use for that mark within three years of acceptance, the mark became abandoned. We have re-filed for trademark protection of the PROBODY mark with the USPTO. We also have filed for trademark protection of the IHZ mark with the USPTO. Both the PROBODY and IHZ marks were allowed by the USPTO in 2016.

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

In-Licenses

License from UCSB

In August 2010, we entered into an agreement with Regents of the University of California (“UC”), acting through its Santa Barbara campus, that grants us an exclusive license, with the right to sublicense, under the patent rights owned by UC covering mask and screening technologies in the field of identification and discovery of pro-protein biologics, including masks and substrates, for the identification of pro-proteins. The agreement also grants us an exclusive license, with the right to sublicense, under the patent rights co-owned by UC with us covering Probody antibodies and other pro-proteins in the fields of therapeutics, diagnostics, in vivo imaging and prophylactics.

We had no upfront payment obligations under the agreement. We are required to make milestone payments to UC on the accomplishment of certain regulatory milestones, including a $300,000 payment due upon the first patient enrollment in the first Phase 3 clinical trial and a $500,000 payment due upon approval of the first NDA by the FDA for each of the first two indications for each licensed product consisting of a molecule or compound covered by the licensed patent rights. We have paid minimum annual royalties in increasing amounts to UC since 2011 in the aggregate amount of $555,000 through December 31, 2016, and, beginning in 2016, annual minimum royalties of $150,000 that will continue for the term of the agreement. In addition, the agreement provides that we are required to pay to UC running royalties on net sales in the low single-digits. The agreement with UC requires us to meet specified due diligence product development milestones. We did not meet the milestones in 2013, 2014, 2015 and 2016, and we paid an extension fee of $25,000 in 2013, $50,000 in each of 2014 and 2015 and $25,000 in 2016 to maintain the license.

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

Companion Diagnostics

The FDA issued a final guidance document in July 2014 addressing agency policy in relation to in vitro companion diagnostic tests. The guidance explains that for some drugs and therapeutic biologics, the use of a companion diagnostic test is essential for the safe and effective use of the product, such as when the use of a product is limited to a specific patient subpopulation that can be identified by using the test. According to the guidance, the FDA generally will not approve such a product if the companion diagnostic is not also approved or cleared for the appropriate indication, and accordingly the therapeutic product and the companion diagnostic should be developed and approved or cleared contemporaneously. However, the FDA may decide that it is appropriate to approve such a product without an approved or cleared in vitro companion diagnostic device when the drug or therapeutic biologic is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of a product with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. The FDA encourages sponsors considering developing a therapeutic product that requires a companion diagnostic to request a meeting with both relevant device and therapeutic product review divisions to ensure that the product development plan will product sufficient data to establish the safety and effectiveness of both the therapeutic product and the companion diagnostic. Because the FDA’s policy on companion diagnostics is set forth only in guidance, this policy is subject to change and is not legally binding.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact payment methodologies and reimbursement amounts. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”) which among other things, also reduced Medicare payments types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA.  In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, physician sunshine and drug pricing transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the U.S. government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities .

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

Collaborations

AbbVie

In April 2016, we entered into two agreements, a CD71 Co-Development and Licensing Agreement (“CD 71 Agreement”) and a Discovery Collaboration and Licensing Agreement (“Discovery Agreement”), with AbbVie. Under the CD71 Agreement, we will co-develop a PDC against CD71 with AbbVie where we will be responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. AbbVie and we will share 65% and 35%, respectively, of the net profits or net losses unless we opt-out of the co-development of the CD71 PDC. We received an upfront payment of $20 million, and are eligible to receive up to $470 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if we participate in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if the Company opts-out from the co-development of the CD71 PDC. The CD71 Agreement will continue in effect until the date of expiration of the last royalty term for the last licensed product and, if later, the date on which no co-development product is being developed or commercialized in or for the U.S. AbbVie may terminate the agreement in its entirety or on a country-by-country basis after April 21, 2018 for no reason or at any time for certain development, regulatory or commercialization reasons. Either party may terminate the agreement upon the other party’s uncured material breach or insolvency.

We received an upfront payment of $10 million under the Discovery Agreement and may receive an additional payment upon the selection by AbbVie of the second target. We are also eligible to receive up to $275 million in target nomination, development regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs. The Discovery Agreement will continue in effect until the date of expiration of the last royalty term for the last licensed product. AbbVie may terminate the agreement in its entirety or on a country-by-country or target-by-target basis for no reason after April 21, 2017 or at any time for certain development, regulatory or commercialization reasons. Either party may terminate the agreement upon the other party’s uncured material breach or insolvency.

BMS

In May 2014, we entered into a research collaboration and license agreement with BMS pursuant to which we agreed to collaborate to discover and conduct preclinical development of Probody therapeutics directed against four immune-oncology targets. BMS selected the first two targets upon the signing of the agreement, one of which is CTLA-4, and made a $50 million signing payment to us. In January 2016, BMS selected a third target and triggered a $10 million selection payment to us pursuant to the collaboration and license agreement. In December 2016, BMS selected a fourth target and triggered a $15 million selection payment pursuant to the collaboration and license agreement. BMS will provide a specified amount of research funding to us to perform the research by funding certain full-time employee expenses. BMS has the responsibility for and control of all development, manufacture and commercialization of any products resulting from the research collaboration. BMS agreed to use commercially reasonable efforts to develop and obtain regulatory approval for and commercialize at least one product for each target.

We granted BMS exclusive worldwide rights to develop and commercialize the Probody therapeutics we discover. The terms of the agreement provide that BMS will make a total of up to $2 million in preclinical milestone payments for each target, a total of up to $112 million in development and regulatory milestone payments for up to three indications for each target, a total of up to $124 million in milestone payments for the first commercial sale in various territories for up to three indications, and sales milestone payments of up to $60 million for each product. In December 2016, BMS selected a first clinical candidate probody and triggered a $2 million preclinical milestone payment to us pursuant to the collaboration and license agreement.

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

ImmunoGen

In January 2014, we entered into a research collaboration agreement with ImmunoGen pursuant to which we agreed to collaborate with ImmunoGen to use our Probody technology and ImmunoGen’s ADC cell-killing agents and linkers to produce PDCs for testing. We amended the agreement in April 2015. ImmunoGen was granted the right to select two targets and has selected two targets. We were granted the right to select one target and have selected our target. Each party provides its own antibodies for the collaboration. We use the antibodies to produce Probody therapeutics at our expense, then we provide them to ImmunoGen to conjugate them to ImmunoGen’s linkers and cytotoxic compounds at ImmunoGen’s expense. Each party does its own animal testing and IND-enabling studies for the Probody therapeutics directed at its chosen target(s). Each party has the option to obtain an exclusive development and commercialization license from the other for its selected target(s). The option can be exercised by a party at any time during the term of the research collaboration except that it generally must be exercised no later than six months after the first dosing of an animal with the party’s PDC. No payment is required to exercise the option. Each company retains full development control of PDCs resulting from its target selection and is responsible for preclinical and clinical development, manufacturing and commercialization. The research collaboration will last until January 2018 unless it is terminated by one of the parties earlier due to the material breach or insolvency of the other party. The collaboration will end with respect to a particular target if the option to obtain a commercial license is exercised with respect to that target. We have agreed that, during the term of the collaboration, we will not research, develop or commercialize any PDC directed toward one of ImmunoGen’s targets. ImmunoGen has agreed that, during the term of the collaboration, it will not research, develop or commercialize any ADC directed toward our target.

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

MD Anderson

In November 2015, we entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use our Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by us in cancer immunotherapy. MD Anderson and us will collaborate to develop ProCAR-NK cells, which are designed for more precise binding to tumors and reduced binding to healthy tissue, against the selected targets for which safety and toxicity are expected to be limiting factors for CAR cell therapies. Under the research collaboration agreement, we have the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that we exercise the option to acquire the license from MD Anderson and (ii) the expiration of the option period.

Pfizer

In May 2013, we entered into a research collaboration, option and license agreement with Pfizer to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research target in 2013 and, pursuant to the agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target which triggered an additional $1.5 million payment. The option to select a fourth target lapsed in May 2016 without a selection. Under the terms of the agreement, Pfizer will provide a specified amount of research funding to us to perform the research by funding certain full-time employee expenses. We continue to work with Pfizer on two of the three targets they selected under the collaboration. Pfizer can exercise the option to obtain a commercial license for each target within three to five years after the target is selected upon making a payment of $2 million to $2.5 million to us, depending on the target. Pfizer has the responsibility for and control of all development, manufacture and commercialization of any product candidates resulting from the research collaboration.

The commercial license will be a worldwide, exclusive, sublicensable license for development and commercialization of product candidates directed against the selected target. The terms of the license include approximately $19 million in regulatory milestone payments per collaboration target and $110 million in sales milestone payments as well as tiered mid-single digit royalties on potential future sales per collaboration target. Pfizer’s royalty obligation continues on a licensed product-by-licensed product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country or (ii) the tenth anniversary of the first commercial sale of a licensed product in a country, but, in the case of (ii), in no event later than the twentieth anniversary of the earlier of the date of the first commercial sale of the licensed product. If Pfizer obtains a commercial license for a target, it must use commercially reasonable efforts to develop a product in one major market country for that target, including seeking regulatory approval, and to commercialize one licensed product candidate in one major market country where Pfizer has obtained regulatory approval for that target. In addition to the other rights granted to Pfizer, we agreed not to engage in, license or collaborate on any Probody therapeutics or PDCs targeting a target for which Pfizer exercised its option for the term of the agreement, except that, for the first target, the exclusivity applies only to the PDC.

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

Our Company Origins and Team

Our Probody platform technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued developing and adding to this technology and aspire to design a pipeline of Probody therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our chief executive officer, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our research and preclinical development team is led by Dr. Michael Kavanaugh, chief scientific officer, and includes renowned and established researchers, and our clinical development team is led by Dr. Rachel Humphrey, chief medical officer. Our management team members have significant experience in oncology with previous experience at Amgen, Chiron, Five Prime, Genentech, Maxygen, Medarex, Millennium, Novartis, Onyx, SGX and other companies.

Employees

As of December 31, 2016, we had 78 full-time employees and 2 part-time employees. Of these employees, 56 of whom were primarily engaged in research and development activities.

Corporate Information

Our operations commenced in February 2008 when our predecessor entity was formed. We were incorporated in Delaware in September 2010. We maintain our executive offices at 151 Oyster Point Blvd., Suite 400, South San Francisco, California 94080, and our main telephone number is (650) 515-3185.

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

We view our operations and measure our business as one reportable segment operating in the United States. See Note 3 to our audited financial statement included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to PART II Item 6 of this Annual Report on Form 10-K.

Our research and development expenses were $54.8 million, $28.4 million and $28.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2016, we had an accumulated deficit of $176.4 million. For the year ended December 31, 2016, our net loss was $58.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

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

As of December 31, 2016, we had $181.9 million in cash, cash equivalents and investments. Based on our current operating plan, we expect our existing capital resources will be sufficient to fund operations into 2019. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Our product candidates are in early stages of development and only one of them has been tested in a human subject to date. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates, including cancer immunotherapies, Probody Drug Conjugates (“PDCs”) and bispecific antibodies, are in preclinical stages of development, other than CX-072, our candidate directed against PD-L1, for cancer, for which we filed an IND with the FDA in September 2016 and treated the first patient in our Phase 1/2 clinical trial in January 2017. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

In addition, our current and future clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Only recently, in our Phase 1/2 clinical trial, which we initiated in January 2017, has CX-072 been administered to cancer patients, and it is possible that patients enrolled in our Phase 1/2 clinical trial for CX-072 or any future clinical trials we commence for other product candidates could respond in unexpected ways. For instance, our Phase 1/2 clinical trial is conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population.  Furthermore, a portion of our Phase 1/2 clinical trial includes the administration of CX-072 in combination with Yervoy® (ipilimumab) or Zelboraf®(vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating. For example, CX-072 is directed against PD-L1. There are currently many clinical studies exploring the use of PD-1 and PD-L1 agents and patients may not choose to enroll in our study. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

Further, we are not aware of any company currently in clinical development with a therapeutic using a prodrug approach to antibody drug development and no regulatory authority has granted approval for a therapeutic of this kind. As such, we believe the FDA has limited early experience with Probody-based therapeutics in oncology or other disease areas, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, while we intend to commence our Phase 1 clinical trial of CX-2009, our PDC candidate directed against CD-166 for cancer in the first half of 2017, the commencement of this clinical trial is subject to finalization of the trial design and the filing of an IND with the FDA or similar filing with a similar foreign regulatory authority. However, we successfully filed an IND for CX-072 in September 2016, received clearance of the IND from FDA in December 2016 and treated the first patient in our Phase 1/2 clinical trial in January 2017. As there is limited historical precedent for the approval of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials for products other than CX-072 or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. As a result, we and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our Probody technologies prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Since 2013, we have entered into collaborations with Pfizer, BMS, ImmunoGen and AbbVie to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, Pfizer allowed its option to select a fourth target pursuant to our collaboration agreement lapsed in May 2016 without a selection. Further, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•

collaborators may independently develop, or develop with third parties, products that compete directly or indirectly with our product candidate if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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

In addition, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement or to forego the selection of target product candidates, we may be forced , in some cases, to independently develop these product candidates, including funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandoning product candidates altogether, any  of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If third parties on which we intend to rely to conduct our preclinical studies or clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

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

It may prove more challenging to manufacture products that incorporate our technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trial for CX-072, which we treated our first patient in January 2017, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all, although we have been able to manufacture clinical quantities for CX-072. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We may experience difficulties in managing our growth and expanding our operations successfully.

We will need to grow our organization substantially to continue development and pursue the potential commercialization for CX-072 and our other product candidates, as well as function as a public company. We have conducted limited product development to date and have not begun clinical trials for any of our product candidates, other than CX-072, for which we treated our first patient in our Phase 1/2 clinical trial in January 2017. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072 and any other product candidates we may conduct clinical trials for in the future. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees or independent contractors. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state data privacy, security, fraud and abuse, and other healthcare laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Our internal computer systems, or those of our CROs or other contractors or consultants we may utilize, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants we may utilize, may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any current or future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. California has similar rules. We have performed an IRC Section 382 analysis and determined there was an ownership change in 2015. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $71.5 million and $14.3 million, respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of February 15, 2017, we solely own 17 patents and 144 pending patent applications; we co-own six patents and seven pending patent applications with UC, acting through its Santa Barbara Campus and one patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we have licensed fifteen patents and eight pending patent applications that cover compositions and methods related to the screening and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also exclusively licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Probody therapeutics are a relatively new scientific field. We have obtained grants and issuances of Probody therapeutic patents and have licensed several of these patents from a third party on an exclusive basis for therapeutics applications. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody and immunoregulatory therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering Probody compositions of matter as well as their methods of manufacturing and use.

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

Because the antibody landscape is still evolving, including the masked antibody landscape, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. An increasing number of third parties are filing masked antibody patent applications, several of which contain claims that are patterned after our own patent claims. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our Probody technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our Probody technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We have commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We intend to commence a Phase 1 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in 2017. Commencement of the clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We expect to file an IND for CX-2009 in the first half of 2017. However, even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or “Cures Act”, was signed into law.  The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and to spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. While it is possible that certain positions at the FDA may be subject to an exemption from the hiring freeze, an under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.  Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Healthcare legislative reform measures may have a material and adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects therapeutic biologics to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA.  In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. Additionally, U.S. federal government agencies currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare & Medicaid Services (“CMS”) has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services.  In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

If we or existing or future collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economics and Clinical Health Act (“HITECH”), which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected. There may be significant delays in obtaining reimbursement for newly-approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower-cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs or therapeutic biologics that we develop and for which we obtain regulatory approval could have a material and adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through March 1, 2017, our stock had high and low sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of December 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 52% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our principle executive office is currently located in South San Francisco, California, and consists of approximately 76,000 square feet of office and research and development space, all of which is located in a single building, under a lease that expires in October 2026. We believe that our existing facilities are sufficient for our current needs.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation or legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “CTMX” since October 8, 2015. Prior to that there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market:

	Per share of common stock
Quarter Ended	High	Low
December 31, 2015 (from October 8, 2015 through December 31, 2015)	$24.68	$9.01
March 31, 2016	$20.94	$11.18
June 30, 2016	$14.00	$9.10
September 30, 2016	$17.79	$9.54
December 31, 2016	$16.25	$9.85

On February 28, 2017, the closing sale price of our common stock was $12.50.

Holders of Record

As of February 28, 2017, there were approximately 48 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 8, 2015 (the first day of trading of our common stock), through December 31, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	October 8, 2015	December 31, 2015	December 31, 2016
CytomX (CTMX)	$100.00	$161.78	$85.19
NASDAQ Composite Index (IXIC)	$100.00	$104.09	$111.90
NASDAQ Biotech Index (^NBI)	$100.00	$110.25	$86.34

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

Shares of our common stock began trading on The NASDAQ Global Select Market on October 8, 2015. The shares were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206658), which was declared effective by the SEC on October 7, 2015.

There has been no material change in the planned use of proceeds from our IPO as described in the final Prospectus dated as of October 7, 2015 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 8, 2015.

Recent Sales of Unregistered Equity Securities

Except as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 7, 2016, there were no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K. The statement of operations data for each of the years ended December 31, 2016, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014	2013
Revenues	$12,845	$5,941	$2,751	$—
Revenues from related parties	2,198	1,771	2,326	888
Total revenues	15,043	7,712	5,077	888
Operating expenses:
Research and development	54,755	28,357	28,302	10,890
General and administrative	19,874	12,558	6,540	4,954
Total operating expenses	74,629	40,915	34,842	15,844
Loss from operations	(59,586)	(33,203)	(29,765)	(14,956)
Interest income	2,425	1,315	7	6
Interest expense	(1,689)	(1,732)	(487)	(254)
Other income (expense), net	(69)	(1,744)	(55)	71
Loss before provision for (benefit from) income taxes	(58,919)	(35,364)	(30,300)	(15,133)
Provision for (benefit from) income taxes	(19)	10	10	10
Net loss	(58,900)	(35,374)	(30,310)	(15,143)
Accretion to redemption value and cumulative dividends on preferred stock	—	(6,705)	(4,566)	(3,751)
Net loss attributable to common stockholders	$(58,900)	$(42,079)	$(34,876)	$(18,894)
Net loss per share attributable to common stockholders, basic and diluted	$(1.63)	$(4.90)	$(35.25)	$(24.46)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,234,732	8,595,247	989,453	772,320
Other comprehensive loss:
Changes in unrealized gain (losses) on investments	49	(76)	—	—
Total other comprehensive income (loss)	49	(76)	—	—
Comprehensive loss	$(58,851)	$(35,450)	$(30,310)	$(15,143)

Balance Sheet Data:

	As of December 31,
	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$181,938	$186,711	$64,396	$8,703
Working capital	152,380	174,015	55,690	5,094
Total assets	199,128	197,215	73,062	14,183
Total long-term debt, current and non-current	—	—	2,987	4,203
Redeemable convertible preferred stock	—	—	76,236	44,244
Convertible preferred stock	—	—	474	474
Accumulated deficit	(176,366)	(117,466)	(78,138)	(43,881)
Total stockholder' equity (deficit)	78,479	126,068	(78,541)	(44,279)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on our Probody technology platform. We use our platform to create proprietary cancer immunotherapies against clinically-validated targets, as well as to develop first-in-class cancer therapeutics against difficult-to-drug targets. We believe that our Probody platform has the potential to improve the combined efficacy and safety profile of monoclonal antibody modalities, including cancer immunotherapies, antibody drug conjugates (“ADCs”) and T-cell-recruiting bispecific antibodies. Our Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. Our investigational Probody therapeutics address clinically-validated cancer targets in immuno-oncology, such as PD-L1, against which CX-072 is directed, as well as novel targets, such as CD-166, against which CX-2009 is directed, that may be difficult to drug without causing damage to healthy tissues. We received clearance from the United States Food and Drug Administration (the “FDA”) for our IND for CX-072 in December 2016 and treated the first patient in our open-label, dose finding Phase 1/2 clinical trial in January 2017. We also expect to file an IND for CX-2009 in the first half of 2017 and initiate a Phase 1 clinical trial in 2017. In addition to our proprietary programs, we are collaborating with strategic partners including AbbVie Inc. through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc. (“ImmunoGen”), The University of Texas MD Anderson Cancer Center (“MD Anderson”), and Pfizer Inc. (“Pfizer”). Our broad technology platform and lead product candidates are supported by more than a decade of thorough scientific research and strong intellectual property. Our vision is to transform lives with safer, more effective therapies. To realize this vision, we are executing on our mission of changing the treatment of cancer by urgently advancing our Probody pipeline.

We currently have one product candidate in clinical trials but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $58.9 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $176.4 million. We expect to continue to incur significant losses for the foreseeable future.

We have three pipeline strategies that we are pursuing with our Probody platform: (i) developing a novel class of immunotherapies directed against clinically-validated targets, (ii) developing novel first-in-class therapeutics directed against difficult-to-drug targets and (iii) collaborating with leading pharmaceutical companies to discover and develop Probody therapeutics against selected targets.

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

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we do generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaborations with AbbVie, BMS, ImmunoGen and Pfizer, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates, clinical development including activities with third parties, such as clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), drug products we used in clinical trials, as well as the development of product candidates pursuant to our research, collaboration and license agreements. Research and development expenses include personnel costs, including stock-based compensation expense, contractor services, laboratory materials and supplies, depreciation and maintenance of research equipment, and an allocation of related facilities costs. We expense research and development costs as they are incurred.

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. For example, we received clearance from the FDA for our IND for CX-072 in December 2016 and treated our first patient in our Phase 1/2 clinical trial in January 2017. We also expect to file an IND for CX-2009 in the first half of 2017 and initiate a Phase 1 clinical trial in 2017. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Comparison of Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Revenue:	$15,043	$7,712	$7,331

Revenue increased $7.3 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The increase in revenue was primarily due to an increase of $3.3 million in recognized revenue related to the recognition of upfront payment received pursuant to the Development and Licensing Agreement and Discovery Collaboration and Licensing Agreement we entered with AbbVie in April 2016 (collectively, the “AbbVie Agreements”), a $2.0 million in milestone revenue related to our BMS collaboration, an increase of $1.7 million in recognized revenue related to payments made by BMS in connection with the selection of its third and fourth targets under our collaboration, an increase of $0.5 million in recognized revenue related to the Pfizer payments received due to a shortened research timeline resulting from the lapse in May 2016 of Pfizer’s option to select a fourth target, which increases were partly offset by $0.1 million decrease in service revenue.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Research and development	$54,755	$28,357	$26,398

Research and development expense increased $26.4 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $9.6 million in manufacturing costs for the Company’s CX-072, CX-2009 and CX-2029 programs, an increase of $4.5 million in laboratory and professional services and supplies, an increase of $3.1 million in non-cash stock-based compensation primarily due to higher stock valuation, an increase of $3.1 million in personnel-related expenses due to an increase in headcount, an increase of $2.4 million to advance CX-072 into Phase 1/2 clinical development, an increase of $1.7 million in royalty payments triggered by the payments from BMS’s third and fourth target selections, clinical candidate selection and upfront payments from AbbVie, and an increase of $1.6 million in facilities-related expense due to the Company’s relocation to a larger facility in October 2016.

General and Administrative Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
General and administrative	$19,874	$12,558	$7,316

General and administrative expense increased $7.3 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $3.2 million in non-cash stock-based compensation primarily due to higher stock valuations, an increase of $2.0 million in professional and outside services, an increase of $1.8 million in personnel-related expense due to an increase in headcount, and an increase of $0.4 million in facilities-related expense due to the Company’s relocation to a larger facility in October 2016.

Interest Income, Interest Expense and Other Income (Expense), net

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Interest income	$2,425	$1,315	$1,110
Interest expense	(1,689)	(1,732)	43
Other income (expense), net	(69)	(1,744)	1,675
Total interest and other income (expense)	$667	$(2,161)	$2,828

Interest Income

Interest income increased $1.1 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The increase was attributable to interest income earned on cash equivalents and investments as a result of the proceeds received from our preferred stock financings in May 2015 and June 2015, and our initial public offering (“IPO”) in October 2015.

Interest Expense

Interest expense was relatively flat during the year ended December 31, 2016 compared to the corresponding period in 2015. The result was attributable to a decrease in interest expense due to termination of our debt facility in September 2015, offset by an increase in amortization of premiums on our investments.

Other Income (Expense), Net

Other income (expense) net increased $1.7 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to a loss of $1.1 million related to the remeasurement of the convertible preferred stock liability and an increase in the fair value of our convertible preferred stock warrant liability of $0.6 million incurred in 2015.

Comparison of Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Revenue:	$7,712	$5,077	$2,635

Revenue increased $2.6 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase in revenue was primarily due to revenue recognized in 2015 related to the BMS agreement, which became effective in July 2014.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Research and development	$28,357	$28,302	$55

Research and development expense remained relatively flat during the year ended December 31, 2015 compared to the corresponding period in 2014. The decrease of $12.8 million expensed in the first quarter of 2014 related to the ImmunoGen collaboration agreement was largely offset by an increase of $7.6 million in lab services and supplies related to advancement of our product pipeline, an increase of $4.1 million in personnel-related expenses due to an increase in headcount, and an increase of $0.7 million in allocated facility costs partly due to a lease we entered into in September 2014.

General and Administrative Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
General and administrative	$12,558	$6,540	$6,018

General and administrative expense increased $6.0 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was attributable to an increase of $4.3 million of personnel-related expenses due to an increase in headcount and an increase of $1.6 million in consulting and professional services expenses due primarily to preparations for our IPO.

Interest Income, Interest Expense and Other Income (Expense), net

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Interest income	$1,315	$7	$1,308
Interest expense	(1,732)	(487)	(1,245)
Other income (expense), net	(1,744)	(55)	(1,689)
Total interest and other income (expense)	(2,161)	(535)	$(1,626)

Interest Income

Interest income increased $1.3 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was attributable to interest income earned on cash equivalents and short-term investments as a result of the proceeds received from our preferred stock financings in December 2014, May 2015 and June 2015 and from our IPO in October 2015.

Interest Expense

Interest expense increased $1.2 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was primarily attributable to amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense) increased $1.7 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The increase was primarily attributable to a loss of $1.1 million related to the remeasurement of the convertible preferred stock liability and an increase of $0.6 million in the fair value of our convertible preferred stock warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, we had cash, cash equivalents and short-term investments of $181.9 million and an accumulated deficit of $176.4 million, compared to cash and cash equivalents of $186.7 million and an accumulated deficit of $117.5 million as of December 31, 2015. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In May and June 2015, respectively, an investor exercised its option to purchase 659,209 shares of Series C redeemable convertible preferred stock for net proceeds of $3.5 million and we issued 7,490,540 shares of Series D redeemable convertible preferred stock for net proceeds of $69.7 million.

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

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into 2019. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our products, including CX-2009 and CX-072, are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(2,032)	$(27,415)	$31,802
Net cash provided by (used in) investing activities	45,859	(130,562)	(1,663)
Net cash provided by financing activities	996	153,403	25,554
Net increase (decrease) in cash and cash equivalents	$44,823	$(4,574)	$55,693

Cash Flows from Operating Activities

During the year ended December 31, 2016, cash used in operating activities was $2.0 million, which consisted of a net loss of $58.9 million, adjusted by non-cash charges of $13.6 million and a net increase of $43.3 million in our net operating assets. The non-cash charges primarily consisted of $10.3 million in stock-based compensation, $1.7 million in depreciation and amortization and $1.6 million in amortization premiums on our investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $43.3 million in deferred revenue, which was primarily due to a $30.0 million upfront payment from AbbVie in connection with the AbbVie Agreements and $25.0 million in payments from BMS in connection with the selection of its third and fourth targets under our collaboration, which increases were partially offset by the recognition of upfront fees under certain of our collaboration agreements of $11.7 million, an increase of $4.0 million in accrued liabilities and other liabilities, and an increase of $1.8 million in accounts payable. Such increase was partially offset by a decrease of $2.6 million in other assets, $1.6 million in prepaid expenses and other current assets and $1.6 million in accounts receivable.

During the year ended December 31, 2015, cash used in operating activities was $27.4 million, which consisted of a net loss of $35.4 million, adjusted by non-cash charges of $8.2 million and a net decrease of $0.2 million in our net operating assets. The non-cash charges primarily consisted of $4.0 million in stock-based compensation, $1.2 million in depreciation and amortization, $1.2 million in amortization premiums on our short-term investments, $1.1 million related to the remeasurement of our convertible preferred stock liability and $0.6 million related to the remeasurement of the convertible preferred stock warrant liability. The change in our net operating assets and liabilities was primarily due to a decrease of $6.1 million in deferred revenue due to the recognition of upfront fees received, which decrease was partially offset by an increase of $3.2 million in accrued liabilities and $2.9 million in accounts payable.

During the year ended December 31, 2014, cash provided by operating activities was $31.8 million, which consisted of a net loss of $30.3 million adjusted by non-cash charges of $1.4 million, and a net increase of $60.8 million in our net operating assets. The non-cash charges primarily consisted of $0.8 million in depreciation and amortization and $0.6 million in stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase of $61.5 million in deferred revenue resulting from the upfront payments of $50.0 million received from BMS and of $1.5 million received from Pfizer and $13.3 million from ImmunoGen, in each case, pursuant to our respective collaboration agreement with such parties, which increases were partially offset by the recognition of upfront fees of $3.3 million, and a $1.5 million increase in accounts payable and accrued liabilities due to our increased research and development activities as a result of our agreements with BMS and ImmunoGen. The increase is partially offset by an increase of $1.6 million in accounts receivable primarily due to the $1.5 million upfront payment due from Pfizer and a $0.6 million increase in prepaid expenses and other assets due to deferred costs related to the ImmunoGen collaboration agreement.

Cash Flows from Investing Activities

During the year ended December 31, 2016, cash provided by investing activities was $46.0 million, which consisted of $169.5 million in proceeds received upon the maturity of marketable securities. This was offset by $121.5 million used in the purchase of short-term investments and $2.2 million of capital expenditures used to purchase property and equipment.

During the year ended December 31, 2015, cash used in investing activities was $130.6 million, which consisted of $250.9 million of purchases of short-term investments, $1.6 million of capital expenditures to purchase property and equipment and an increase of $0.8 million in restricted cash relating to a standby letter of credit issued in connection with the lease we entered into in December 2015, which increases were partially offset by $122.8 million in proceeds from the maturity of marketable securities.

During the year ended December 31, 2014, cash used in investing activities was $1.7 million, which consisted of capital expenditures to purchase property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2016, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and ESPP as well as repayment of stockholder notes.

During the year ended December 31, 2015, cash provided by financing activities was $153.4 million consisting primarily of $81.8 million in net proceeds from the consummation of our IPO in October 2015, $74.4 million in net proceeds from the issuance of redeemable convertible preferred stock, partially offset by repayment on our borrowing of $3.1 million.

During the year ended December 31, 2014, cash provided by financing activities was $25.6 million primarily consisting of net proceeds of $26.8 million from the issuance of preferred stock, offset by $1.3 million in payments on our borrowings.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period(3)
	2017	2018	2019	2020	2021 +	Total
Operating leases(1)	$3,387	$4,374	$4,506	$4,641	$29,503	$46,411
Royalty obligations(2)	150	—	—	—	—	150
Total contractual obligations	$3,537	$4,374	$4,506	$4,641	$29,503	$46,561

(1)	We lease our current facility under a long-term operating lease, which expires in 2026.
(2)	We have royalty obligations under the terms of certain exclusive licensed patent rights. See Note 9 of our financial statements.
(3)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $1.2 million as of December 31, 2016 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets.

Segment Information

We have one primary business activity and operate as one reportable segment.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $181.9 million as of December 31, 2016 and cash, cash equivalents and short-term investments of $186.7 million as of December 31, 2015, which consisted of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2016, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss,  of redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of CytomX Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2017

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$104,645	$59,822
Short-term investments	77,293	126,889
Accounts receivable	2,159	372
Related party accounts receivable	154	372
Prepaid expenses and other current assets	3,896	2,299
Total current assets	188,147	189,754
Property and equipment, net	4,392	3,481
Intangible assets	1,750	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	2,973	364
Total assets	$199,128	$197,215
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$6,596	$4,697
Accrued liabilities	8,824	4,912
Deferred revenues, current portion	20,347	6,130
Total current liabilities	35,767	15,739
Deferred revenue, net of current portion	83,803	54,703
Deferred tax liability	513	507
Other long-term liabilities	566	198
Total liabilities	120,649	71,147
Commitments and contingencies (Note 11)
Stockholders' equity
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized at December 31, 2016 and 2015; 36,490,169 and 36,033,209 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Stockholders notes receivable	—	(78)
Additional paid-in capital	254,871	243,687
Accumulated other comprehensive loss	(27)	(76)
Accumulated deficit	(176,366)	(117,466)
Total stockholders' equity	78,479	126,068
Total liabilities, convertible preferred stock and stockholders' equity	$199,128	$197,215

See accompanying notes to financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$12,845	$5,941	$2,751
Revenues from related parties	2,198	1,771	2,326
Total revenues	15,043	7,712	5,077
Operating expenses:
Research and development	54,755	28,357	28,302
General and administrative	19,874	12,558	6,540
Total operating expenses	74,629	40,915	34,842
Loss from operations	(59,586)	(33,203)	(29,765)
Interest income	2,425	1,315	7
Interest expense	(1,689)	(1,732)	(487)
Other income (expense), net	(69)	(1,744)	(55)
Loss before provision for (benefit from) income taxes	(58,919)	(35,364)	(30,300)
Provision for (benefit from) income taxes	(19)	10	10
Net loss	(58,900)	(35,374)	(30,310)
Accretion to redemption value and cumulative dividends on preferred stock	—	(6,705)	(4,566)
Net loss attributable to common stockholders	$(58,900)	$(42,079)	$(34,876)
Net loss per share attributable to common stockholders, basic and diluted	$(1.63)	$(4.90)	$(35.25)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	36,234,732	8,595,247	989,453
Other comprehensive loss:
Changes in unrealized gain (losses) on investments	49	(76)	—
Total other comprehensive income (loss)	49	(76)	—
Comprehensive loss	$(58,851)	$(35,450)	$(30,310)

See accompanying notes to financial statements.

CYTOMX THERAPEUTIC, INC.

Statements of Redeemable Convertible Preferred Stock,

Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

									Accumulated		Total
	Redeemable Convertible		Convertible					Additional	Other		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Stockholder	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Notes	Capital	Income/(Loss)	Deficit	(Deficit)
Balance at December 31, 2013	11,995,481	$44,244	244,782	$474	990,514	$1	$(399)	$—	$—	$(43,881)	$(44,279)
Issuance of Series B-1 redeemable convertible preferred stock for cash and value of convertible preferred stock liability of $1,303, net of issuance costs of $33	3,355,107	11,618	—	—	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $298 and preferred stock liability of $395	3,107,701	15,808	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	6,006	—	—	8	—	—	8
Interest on stockholder notes	—	—	—	—	—	—	(5)	—	—	—	(5)
Vesting of early exercise stock option	—	—	—	—	—	—	—	58	—	—	58
Stock-based compensation	—	—	—	—	—	—	—	553	—	—	553
Accretion to redemption value and cumulative dividends on preferred stock	—	4,566	—	—	—	—	—	(619)	—	(3,947)	(4,566)
Net loss	—	—	—	—	—	—	—	—	—	(30,310)	(30,310)
Balance at December 31, 2014	18,458,289	76,236	244,782	474	996,520	1	(404)	—	—	(78,138)	(78,541)
Issuance of Series C preferred stock, net of issuance costs of $30	941,842	4,969	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 preferred stock upon net exercise of warrants	60,640										—
Issuance of Series D preferred stock, net of issuance costs of $255	7,490,540	69,744	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(26,951,311)	(159,163)	—	—	26,951,311	—	—	159,163	—	—	159,163
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	(244,782)	(474)	244,782	—	—	474	—	—	474
Issuance of common stock in connection with initial public offering, net of underwriting discount of $6,440 and offering costs of $3,796	—	—	—	—	7,666,667	—	—	81,764	—	—	81,764
Extinguishment of preferred stock liability	—	1,509	—	—	—	—	—	—	—	—	—
Extinguishment of preferred stock warrant liability	—	—	—	—	—	—	—	788	—	—	788
Exercise of stock options	—	—	—	—	173,929	—	—	263	—	—	263
Interest on stockholder notes	—	—	—	—	—	—	(4)	—	—	—	(4)
Repayment on stockholder notes	—	—	—	—	—	—	330	—	—	—	330
Stock-based compensation	—	—	—	—	—	—	—	3,986	—	—	3,986
Accretion to redemption value and cumulative dividends on preferred stock	—	6,705	—	—	—	—	—	(2,751)	—	(3,954)	(6,705)
Other comprehensive loss	—	—	—	—	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	—	—	—	(35,374)	(35,374)
Balance at December 31, 2015	—	—	—	—	36,033,209	1	(78)	243,687	(76)	(117,466)	126,068
Exercise of stock options	—	—	—	—	414,396	—	—	643	—	—	643
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	—	31,564	—	—	287	—	—	287
Issuance of common stock in connection with services	—	—	—	—	11,000	—	—	159	—	—	159
Repayment on stockholder note	—	—	—	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	10,095	—	—	10,095
Other comprehensive income	—	—	—	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	—	—	—	(58,900)	(58,900)
Balance at December 31, 2016	—	$—	—	$—	36,490,169	$1	$—	$254,871	$(27)	$(176,366)	$78,479

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(58,900)	$(35,374)	$(30,310)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
(Gain)/loss on disposal of property and equipment	(47)	25	—
Depreciation and amortization	1,733	1,206	783
Amortization of debt discount	—	80	40
Accretion of discount on short-term investments	1,662	1,186	—
Stock-based compensation expense	10,095	3,986	553
Issuance of common stock in connection with services	159	—	—
Change in fair value of convertible preferred stock liability	—	1,114	13
Change in fair value of convertible preferred stock warrant liability	—	602	42
Deferred income taxes	6	8	8
Changes in operating assets and liabilities
Accounts receivable	(1,787)	1,131	(1,638)
Related party accounts receivable	218	—	—
Prepaid expenses and other current assets	(1,597)	(1,491)	(261)
Other assets	(2,609)	128	(344)
Accounts payable	1,765	2,944	660
Accrued liabilities and other liabilities	3,953	3,170	793
Deferred revenue	43,317	(6,130)	61,463
Net cash (used in)/provided by operating activities	(2,032)	(27,415)	31,802
Cash flows from investing activities:
Purchases of property and equipment	(2,176)	(1,594)	(1,663)
Proceeds from sales of assets	52	—	—
Purchases of investments	(121,517)	(250,901)	—
Maturities of investments	169,500	122,750	—
Increase in restricted cash	—	(817)	—
Net cash provided by/(used in) investing activities	45,859	(130,562)	(1,663)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	74,430	26,802
Proceeds from issuance of common stock under equity incentive plans	930	263	8
Proceeds from initial public offering, net of issuance costs	—	81,777	—
Repayment of notes payable	78	(3,067)	(1,256)
Payment of deferred offering costs	(12)	—	—
Net cash provided by financing activities	996	153,403	25,554
Net increase/(decrease) in cash and cash equivalents	44,823	(4,574)	55,693
Cash and cash equivalents, beginning of year	59,822	64,396	8,703
Cash and cash equivalents, end of year	$104,645	$59,822	$64,396
Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$473	$100	$68
Accretion to redemption value and cumulative dividends on preferred stock	—	6,705	4,566
Convertible preferred stock liability recorded in connection with redeemable convertible preferred stock	—	1,509	908
Stock issuance costs in accounts payable and accrued liabilities	—	13	284

See accompanying notes to financial statements.

CytomX Therapeutics, Inc.

Notes to Financial Statements

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on its Probody technology platform. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As December 31, 2016 and 2015, the Company had an accumulated deficit of $176.4 million and $117.5 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the IPO, sales of its convertible preferred securities prior to the IPO and payments received under its collaboration agreements. As of December 31, 2016, the Company had cash, cash equivalents and short-term investments of $181.9 million. In May and June 2015, the Company received aggregate net proceeds of $73.2 million from the issuance of its Series C and Series D redeemable convertible preferred stock. In October 2015, the Company consummated its IPO and raised net proceeds of approximately $81.8 million, after deducting underwriting discounts and commissions and offering expenses.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all the Company’s cash is held by one financial institution. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents and short-term investments in highly rated money market funds and its short-term investments in U.S. Government Bonds.

Customers who represent 10% or more of the Company’s total revenue during each period presented or net accounts receivable balance at each respective balance sheet date are as follows:

	Revenue			Accounts Receivable, net
	For the Year Ended December 31,			December 31,
	2016	2015	2014	2016	2015
Customer A	64%	77%	54%	93%	50%
Customer B	22%	0%	0%	0%	0%
Customer C	14%	23%	46%	7%	50%

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

Short-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities greater than 12 months are considered long-term investments.  Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss), net of tax.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2016 and 2015.

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

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Convertible Preferred Stock Liability

The obligation to issue additional shares of Series B-1 and Series C redeemable convertible preferred stock at a future date pursuant to certain preferred stock purchase agreements entered into prior to the date of the IPO, was determined to be a freestanding instrument that should be accounted for as a liability. At initial recognition, the Company recorded the convertible preferred stock liability on the balance sheets at its estimated fair value. The liability was subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income (expense), net. At the time of each funding, the Company remeasured the liability, with the change in fair value recognized as a component of other income (expense), net and then reclassified the fair value associated with the convertible preferred stock liability to the applicable series of redeemable convertible preferred stock. Immediately prior to the consummation of the Company’s IPO in October 2015, the convertible preferred stock converted to 27,135,453 shares of common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on investments represent the only component of other comprehensive income (loss) that is excluded from the reported net loss.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of technology has been completed or services have been rendered; the price to the customer is fixed or determinable and collectability is reasonably assured.

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses to the Company’s technology, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. Presently, the Company plans to adopt this standard in the first quarter of 2018 but have not determined which transition method it will choose. The Company will continue to review the impact that the new standard will have on its financial statement disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effect this ASU will have on its statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and II assets. Level I assets consist primarily of highly liquid money market funds, some of which is included in restricted cash. The Company’s Level II assets consist of U.S. government bonds that are included in short-term investments.

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	December 31, 2016
	Level I	Level II	Level III	Total
Assets
Money market funds	$89,626	$—	$—	$89,626
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	77,293	—	77,293
	$90,543	$77,293	$—	$167,836

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
Money market funds	$44,714	$—	$—	$44,714
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	140,392	—	140,392
	$45,631	$140,392	$—	$186,023

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

The following tables set forth the gross unrealized gains and losses on the Company’s investments (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
U.S. Government bonds	$77,295	$8	$(10)	$77,293
Total securities	$77,295	$8	$(10)	$77,293

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
U.S. Government bonds	$126,965	$—	$(76)	$126,889
Total securities	$126,965	$—	$(76)	$126,889

The following tables set forth the contractual maturities of securities classified as available-for-sale (in thousands):

December 31, 2016
Due within one year	$77,293
Total	$77,293

December 31, 2015
Due within one year	$126,889
Total	$126,889

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31
	2016	2015
Machinery and equipment	$5,973	$4,910
Computer equipment and software	888	452
Furniture and fixtures	651	51
Leasehold improvements	578	720
Construction in progress	45	169
	8,135	6,302
Less: accumulated depreciation and amortization	(3,743)	(2,821)
	$4,392	$3,481

Depreciation and amortization expense was $1.7 million, $1.2 million and $783,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Goodwill and intangible assets consisted of the following (in thousands):

	December 31,
	2016	2015
Goodwill	$949	$949
In-process research and development	1,750	1,750

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and related expenses	$3,971	$2,839
Research and clinical expenses	3,909	1,562
Property and equipment	331	—
Legal and professional expenses	264	296
Other accrued expenses	349	215
Total	$8,824	$4,912

8. Research and Collaboration Agreements

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie Ireland Unlimited Company (“AbbVie”) entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a Probody Drug Conjugates (“PDC”) against CD71, with the Company responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies.  The Company will assume 35% of the net profits or net losses related to later development unless it opts-out. If the Company opts-out from participation of co-development of the CD71 PDC, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 PDC. AbbVie, at its sole discretion, may stop development of any CD71 PDC and terminate the CD71 Agreement if the Company does not meet certain preclinical research criteria by the applicable deadline. In such case, the Company and AbbVie may evaluate and approve an alternate CD71 PDC. If such alternate CD71 PDC is approved, then the Company and AbbVie will, in good faith, negotiate amendments to the timelines and, if necessary, the content in the research and development plan and budget and extensions to the deadlines to achieve defined success criteria.

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

Under the terms of the Discovery Agreement, AbbVie receives exclusive worldwide rights to develop and commercialize PDC against up to two undetermined targets. The Company shall perform research services to discover the Probodies and create PDCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such PDCs (“Discovery Licensed Products”).

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

The upfront payments under the AbbVie Agreements are allocated between two units of accounting based on the estimated relative selling prices of each unit. In order to determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company recognizes the allocated amounts ratably over the estimated research service period of five years. The Company recognized revenue of $3.2 million for the year ended December 31, 2016, related to the AbbVie Agreements. As of December 31, 2016, deferred revenue related to the CD71 unit of accounting was $17.7 million and $8.9 million related to the Discovery Agreement unit of accounting.

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

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and was initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid to high single digits to low teens from potential future sales. The Company will also receive research and development service fees based on a prescribed full-time employee (“FTE”) rate that is capped.

The BMS Agreement also required BMS to purchase the Company’s common stock upon an IPO if certain conditions were met. In connection with the IPO in October 2015, BMS purchased 833,333 shares of the Company’s common stock at the initial public offering price and on the same terms as other purchasers in the offering.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

The Company identified the following deliverables at the inception of the BMS Agreement: (1) the exclusive research, development and commercialization license, (2) the research and development services and (3) the obligation to participate in the joint research committee. The Company determined that the license does not have stand-alone value to BMS without the Company’s research services and expertise related to the development of the product candidates, and accordingly, it was combined with the research services and participation in the joint research committee as a single unit of accounting.

The Company received an upfront payment of $50.0 million from BMS in July 2014. The upfront payment was recorded as deferred revenue and being recognized on a ratable basis over the estimated performance period of ten years. The Company determined that the contingent payments under the BMS Agreement relating to development, sales milestone and royalties do not constitute substantive milestones and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments do not meet the definition of a substantive milestone because the achievement of these events solely depends on BMS’s performance. Accordingly, any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the contingent payment is triggered, the contingent payment will be recognized as revenue in full upon triggering the event.

In January 2016, BMS selected the third target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid the Company a $10.0 million payment. In December 2016, BMS selected the fourth and its final target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid the Company a $15.0 million payment. Both payments were recorded as deferred revenue and as a result of the fourth target selection, the performance period has been reduced from ten years to seven years and the deferred revenue is being recognized over this new performance period. In December 2016, BMS selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to the Company. This milestone payment was recognized as revenue in its entirety upon the selection because the achievement of this milestone was based on the Company’s performance.

The Company recognized revenue of $9.6 million, $5.9 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, deferred revenue relating to the BMS Agreement was $60.9 million and $42.6 million, respectively. The amount due from BMS under the BMS Agreement was $2.2 million and $0.4 million as of December 31, 2016 and 2015, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody technology to create PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. Under the research licenses, the parties have one replacement right for each target, which needs to be made before the third anniversary of the agreement execution.

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

As of December 31, 2016 and 2015, deferred revenue relating to the ImmunoGen Agreement was $13.2 million for both periods.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the years ended December 31, 2016 and 2015.

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target. The option to select a fourth target lapsed in May 2016 without a selection.

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

Pursuant to the Pfizer Agreement, the Company received an upfront payment of $6.0 million and is entitled to receive contingent payments of up to an aggregate of $263.5 million as follows: (i) up to $4.5 million upon exercise of the license options, (ii) up to $38.0 million from the achievement of development milestones for the research target programs, (iii) up to $101.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program, and (iv) up to $120.0 million in sales milestones payments for the research target programs. The Company is entitled to receive royalties in the mid-single digit royalties from potential future sales of product candidates. The Company will also receive research and development service fees based on a prescribed FTE rate per year that is capped.

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

The Company recognized revenue of $2.2 million, $1.8 million and $2.3 million for the year ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, deferred revenue relating to the Pfizer Agreement was $3.4 million and $4.9 million, respectively. The amount due from Pfizer under the Agreement was $0.1 million and $0.4 million as of December 31, 2016 and 2015, respectively.

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

In the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses of $2.1 million, $0.3 million and $0.7 million respectively, to the UC Regents under the provisions of the UC Agreement.

Royalty obligations

The Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights.

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

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

The term of the New Lease commenced on October 1, 2016. The New Lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the New Lease.

The New Lease provides for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months will be approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company is entitled to a one-time improvement allowance of up to $12.6 million, of which $2.3 million is recoverable by the landlord through an increase rent which continues through the expiration of the initial lease term.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at December 31, 2016 and 2015.

Amendment to Existing/Current Lease

In March 2016, the Company entered into an agreement to terminate its existing/current lease, which was due to expire on January 31, 2019 (“Lease Termination”) with its current landlord. The Lease Termination provided for an early termination of the existing/current lease effective on November 30, 2016. The Company will not be required to pay the landlord a termination payment in connection with the early termination of the existing/current lease.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The future minimum lease payments for all of the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2017	$3,387
2018	4,374
2019	4,506
2020	4,641
2021 and beyond	29,503
Total	$46,411

Rent expense during the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $0.9 million and $0.8 million, respectively.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In connection with the consummation of the IPO in October 2015, all outstanding shares of Series A-1, Series A-2, Series B-1, Series B-2, Series C and Series D were converted into 27,135,453 shares of common stock on a one-for-one basis. As such, no convertible preferred stock shares were outstanding as of December 31, 2016 and 2015.

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2016 and 2015, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, as follows:

	December 31,
	2016	2015
Options issued and outstanding	6,158,746	5,270,751
Shares available for future stock option grants	2,493,188	2,401,406
	8,651,934	7,672,157

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2016, 2,493,188 shares of common stock were available for future issuance under the 2015 Plan.

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

Activity under the Company’s stock option plans is set forth below:

			Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2013	776,628	1,686,490	$1.071
Options authorized	1,587,377	—	—
Options granted	(697,557)	697,557	1.449
Options exercised	—	(6,006)	1.260
Options forfeited	230,169	(230,169)	0.945
Balances at December 31, 2014	1,896,617	2,147,872	1.197
Options authorized	3,801,597	—	—
Options granted	(3,309,708)	3,309,708	5.174
Options exercised	—	(173,929)	1.507
Options forfeited	12,900	(12,900)	1.405
Balances at December 31, 2015	2,401,406	5,270,751	3.694
Options authorized	1,441,328	—	—
Options granted	(1,367,546)	1,356,546	13.234
Options exercised	—	(414,396)	1.549
Options forfeited	18,000	(54,155)	4.578
Balances at December 31, 2016	2,493,188	6,158,746	5.932	8.0	$34,621
Options Exercisable—December 31, 2016		3,071,643	3.750	7.3	$23,042
Options vested and expected to vest—December 31, 2016		6,078,576	5.897	8.0	$34,351

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the underlying common stock as of December 31, 2016, 2015 and 2014, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2016, 2015 and 2014 was $4.6 million, $2.3 million and $1,500, respectively.

The following table summarizes information about stock options outstanding and exercisable by exercise price at December 31, 2016:

	Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.945 - $1.1339	742,675	5.26	738,002
$1.26 - $1.4489	622,789	6.61	568,230
$1.512 - $1.5119	233,999	7.40	144,604
$1.575 - $1.5749	778,456	8.11	499,013
$4.473 - $4.4728	458,799	8.35	205,890
$6.615 - $6.6147	1,940,153	8.62	640,426
$10.17 - $12.28	463,195	9.51	61,704
$14.06	2,000	9.16	—
$14.46	900,246	9.02	209,089
$21.51	16,434	8.94	4,685
	6,158,746		3,071,643

The following table summarizes information about stock options outstanding and vested by exercise price at December 31, 2015:

	Outstanding		Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.945	411,576	7.16	278,861
$1.134	572,079	5.61	572,079
$1.260	342,793	7.05	306,083
$1.386	164,844	8.05	148,970
$1.449	249,886	8.32	183,100
$1.512	240,058	8.78	81,281
$1.575	815,030	9.13	160,073
$4.473	464,799	9.35	24,629
$6.615	1,966,357	9.63	126,667
$12.00	26,895	9.77	26,895
$21.51	16,434	9.95	—
	5,270,751		1,908,638

The options granted in the years ended December 31, 2016, 2015 and 2014 had a weighted average per share grant-date fair value of $8.936, $7.169, and $0.945, respectively. At December 31, 2016, the unrecognized compensation expense with respect to options granted to employees was $23.4 million, and is expected to be recognized over 2.5 years, respectively.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

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

15. Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. We issued 31,564 shares of common stock under the ESPP in 2016.

Shares available for future purchase under the ESPP were 683,234 at December 31, 2016. The compensation expense related to the ESPP was $145,000 and $0 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $113,000 of unrecognized compensation cost related to the ESPP, which we expect to recognize over 5 months.

16. Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and nonemployees and employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$4,925	$1,972	$195
General and administrative	5,170	2,014	358
Total stock-based compensation expense	$10,095	$3,986	$553

Stock-based compensation expense for employees was $9.4 million, $3.2 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Stock-based compensation expense for non-employees was $0.9 million, $0.8 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016
Expected volatility	76.4% – 83.5%	62.9% – 68.9%	66.4% – 71.2%	50.4% – 75.6%
Risk-free interest rate	1.2% – 2.1%	1.4% – 1.9%	1.6% – 2.0%	0.5% – 0.6%
Dividend yield	— %	— %	— %	— %
Expected term (in years)	5.3 – 5.9	5.2 – 7.2	5.3 – 6.1	0.5

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Expected Term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options, as the Company did not have sufficient historical performance to develop reasonable expectations about future exercise patterns and post-vesting employment information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term of the ESPP right is equal to the six-month look-back period.

Expected Volatility. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for comparable publicly traded companies within the biotechnology and pharmaceutical industry using an average of historical volatilities of Company’s industry peers. Volatility for ESPP rights is equal to our historical volatility over the six-month look-back period.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury whose term was consistent with expected term of the Company’s stock options.

Dividend Rate. The expected dividend was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Expected Forfeiture Rate. The forfeiture rates were estimated based on actual employee head count and were immaterial to the financial statements during 2016, 2015 and 2014.

17. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expenses for these services were $48,000, $33,000, $46,000 for the year ended December 31, 2016, 2015 and 2014, respectively. The amounts outstanding and included in accounts payable were $12,000 and $0 as of December 31, 2016 and 2015, respectively.

Prior to the Company’s IPO, it entered into full recourse loans (“stockholder notes” or “loans”) with current and former executive officers. Principal and interest under these loans are due at the earliest of (i) the fifth anniversary of the related note, (ii) the sale of the shares securing the notes, or (iii) thirty days after the termination of services. The principal loan amount and the accrued interest are reported as a deduction from stockholders’ equity (deficit) on the Company’s balance sheets. These loans were repaid and terminated in August 2015 and April 2016. There was no outstanding balance at December 31, 2016 and approximately $78,000 was outstanding at December 31, 2015, respectively. Interest income earned on the loans was immaterial during the years ended December 31, 2016, 2015 and 2014.

Revenues from related parties refer to the collaboration agreement with Pfizer, one of the Company’s stockholders. The Company recognized revenue of $2.2 million, $1.8 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively (Note 8). As of December 31, 2016 and 2015, deferred revenue relating to the Pfizer Agreement was $3.4 million and $4.9 million, respectively. The amount due from Pfizer under the agreement was $0.1 million and $0.4 million as of December 31, 2016 and 2015, respectively.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

18. Income Taxes

The Company derives its income only from the United States. The components of the provision (benefit from) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	1	2	1
Total current	1	2	1
Deferred:
Federal	(20)	8	9
State		—	—
Total deferred	(20)	8	9
Provision for (benefit from) income taxes	$(19)	$10	$10

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.8%	0.8%	1.0%
Stock compensation	(0.6)%	(1.1)%	(0.3)%
Tax attributes subject to 382 limitation	0.0%	(35.4)%	0.0%
Tax credits	2.2%	0.8%	1.3%
Other	(0.8)%	(1.8)%	(0.1)%
Change in valuation allowance	(35.6)%	2.7%	(35.9)%
Total	—%	—%	—%

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax liabilities are set out below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net operating loss carryforwards	$24,528	$5,688	$22,484
Research and development credits	2,683	1,337	2,009
Intangible—in-process R&D	81	88	96
Deferred revenue	13,857	16,182	1,579
Accruals and deferred rent	1,335	998	276
Stock-based compensation	3,963	1,125	155
Other	1	26	—
Total gross deferred income tax assets	46,448	25,444	26,599
Less: valuation allowance	(46,137)	(25,043)	(26,012)
Deferred tax assets, net of valuation allowance	311	401	587
Fixed assets	(229)	(313)	(491)
In-process R&D	(595)	(595)	(595)
Deferred tax liabilities	(824)	(908)	(1,086)
Net deferred income tax liabilities	$(513)	$(507)	$(499)

A valuation allowance has been established for the portion of deferred assets for which realization is not probable. The net change in the total valuation allowance for the year ended December 31, 2016 and 2015 was an increase of $21.1 million and a decrease of $1.0 million, respectively and for the year ended December 31, 2014 was an increase of $10.9 million.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $71.5 million and $14.3 million, respectively, as of December 31, 2016 available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards will begin to expire in 2030 if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $1.7 million and $2.9 million, respectively, as of December 31, 2016 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2030 if not utilized. The state research and development tax credits have no expiration date.

Internal Revenue Code section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2015. As a result, the federal and state carryforwards associated with the NOL and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. There may be further ownership changes after December 31, 2016.

The Company had approximately $1.2 million of unrecognized tax benefits as of December 31, 2016, none of which would affect the Company’s effective tax rate if recognized, due to the Company’s valuation allowance.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at the beginning of the year	$666	$3,019	$532
Additions based on tax positions related to current year	23	(2,312)	2,473
Adjustment based on submitted prior year tax returns	493	(41)	14
Balance at end of the year	$1,182	$666	$3,019

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made.

Interest and penalties have not been accrued at December 31, 2016, 2015 and 2014.

The Company files income tax returns in the United States, including California state jurisdiction. The tax years 2010 to 2016 remains open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2016, the Company is not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

19. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2016, 2015 and 2014, the Company made contributions to the plan of $201,000, $25,000 and $16,500, respectively.

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

20. Net Loss Per Share Attributable to Common Stockholders

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Redeemable convertible preferred stock (on an as-converted basis)	—	17,507,788	15,024,251
Convertible preferred stock (on an as-converted basis)	—	192,473	244,782
Options to purchase common stock	6,086,939	3,865,842	1,987,532
Convertible preferred stock warrants	—	64,178	81,620
Total	6,086,939	21,630,281	17,338,185

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(58,900)	$(35,374)	$(30,310)
Add: accretion to redemption value and cumulative dividends on preferred stock	—	(6,705)	(4,566)
Net loss attributable to common stockholders	(58,900)	(42,079)	(34,876)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	36,234,732	8,595,247	989,453
Net loss per share attributable to common stockholders, basic and diluted	$(1.63)	$(4.90)	$(35.25)

21. Supplementary Data – Quarterly Financial Data (Unaudited)

The following table represents certain unaudited financial information for each of the quarters ended December 31, 2016 and 2015:

	Three Months Ended
(in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$6,272	$3,454	$3,094	$2,223
Net loss	$(14,033)	$(14,662)	$(14,176)	$(16,029)
Net loss attributable to common stockholders	$(14,033)	$(14,662)	$(14,176)	$(16,029)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.40)	$(0.39)	$(0.44)

	Three Months Ended
(in thousands, except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$1,988	$1,939	$2,043	$1,742
Net loss	$(11,487)	$(11,870)	$(5,806)	$(6,211)
Net loss attributable to common stockholders	$(12,045)	$(14,828)	$(7,563)	$(7,643)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(14.26)	$(7.56)	$(7.67)

CytomX Therapeutics, Inc.

Notes to the Financial Statements—(Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(2)	Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits.
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMX THERAPEUTICS, INC.

Date: March 2, 2017	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer

	By:	/s/ Robert C. Goeltz
	Name:	Robert C. Goeltz II
	Title:	Chief Financial Officer

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

/s/ Sean A. McCarthy	President, Chief Executive Officer and Director	March 2, 2017
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Robert C. Goeltz	Chief Financial Officer	March 2, 2017
Robert C. Goeltz II	(Principal Financial and Accounting Officer)

/s/ Hoyoung Huh, M.D., Ph.D.	Chairman of the Board	March 2, 2017
Hoyoung Huh, M.D., Ph.D.

/s/ Neil Exter	Director	March 2, 2017
Neil Exter

/s/ Frederick W. Gluck	Director	March 2, 2017
Frederick W. Gluck

/s/ John A. Scarlett, M.D.	Director	March 2, 2017
John A. Scarlett, M.D.

/s/ Timothy M. Shannon, M.D.	Director	March 2, 2017
Timothy M. Shannon, M.D.

/s/ Matthew P. Young	Director	March 2, 2017
Matthew P. Young

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.2	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1/A	8/28/2015	4.2

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1/A	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1/A	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1/A	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1/A	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.4#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan .	S-1/A	9/28/2015	10.6

10.5(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1/A	8/28/2015	10.7

10.5(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of April 1, 2015.	S-1/A	8/28/2015	10.8

10.5(c)#	Amended and Restated Severance and Change of Control Agreement effective as of October 3, 2016, by and between CytomX Therapeutics, Inc. and Sean McCarthy, D. Phil.				X

10.6(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of March 19, 2015.	S-1/A	8/28/2015	10.9

10.6(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of May 11, 2015.	S-1/A	8/28/2015	10.10

10.6(c)#

Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Robert C. Goeltz.

					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.7(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and W. Michael Kavanaugh, M.D., dated as of December 13, 2014.	S-1/A	8/28/2015	10.11

10.7(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, dated as of April 1, 2015.	S-1/A	8/28/2015	10.12

10.7(c)#

Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, M.D.

					X

10.8(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of May 1, 2015.	S-1/A	8/28/2015	10.13

10.8(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of June 15, 2015.	S-1/A	8/28/2015	10.14

10.8(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd.				X

10.9#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.	10-Q	5/6/2016	10.2

10.10#	[Form of First Amendment to Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and certain of its officers.]	8-K	3/7/2016	10.1

10.11#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors.	S-1/A	8/28/2015	10.16

10.12†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.13†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.	S-1/A	10/2/2015	10.18

10.14†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.15†	Discovery Collaboration and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.2

10.16†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between Pfizer, Inc. and CytomX Therapeutics, Inc.	S-1/A	10/2/2015	10.19

10.17	Exclusive Licence Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.18	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
**

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of CytomX Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.