Form 10-K/A
period 2016-12-31
CytomX Therapeutics, Inc.
filed 2017-03-20
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 17, 2017, 36,568,327 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends CytomX Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission, or SEC, on March 2, 2017 (the “Original Filing”). This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III to include the information required by Part III of the Original Filing, and Item 16 of Part IV. In addition, this Amendment amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing.

Forward-Looking Statements

This Amendment No. 1 on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by us. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K.

CYTOMX THERAPEUTICS, INC.

AMENDMENT NO. 1

to

ANNUAL REPORT ON FORM 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors

The following sets forth information about our directors as of March 20, 2017.

Name	Position	Age
Sean A. McCarthy, D. Phil.	Class I Director, President and Chief Executive Officer	50
John Scarlett, M.D.	Class I Director	66
Neil Exter	Class II Director	58
Frederick W. Gluck	Class II Director	81
Matthew P. Young	Class II Director	47
Hoyoung Huh, M.D., Ph.D.	Class III Director, Chairman of the Board	47
Timothy M. Shannon, M.D.	Class III Director	58

The following is a brief biography of each current director, including their current term of office.

Class I Directors Continuing in Office until the 2019 Annual Meeting of Stockholders

Sean A. McCarthy, D. Phil.

Dr. McCarthy joined CytomX in December 2010 as our chief business officer and became a member of our board of directors and our president and chief executive officer in August 2011. Dr. McCarthy has more than twenty years of experience in the biotechnology industry encompassing roles in R&D, business development, financing and general management. Following completion of his post-doctoral training at the DNAX Research Institute (now Merck Palo Alto), Dr. McCarthy held research leadership and program management roles at Millennium Pharmaceuticals where he managed biologics discovery programs. From Millennium he joined SGX Pharmaceuticals where he spearheaded a wide range of large pharma partnerships as Vice President Business Development and helped drive a strategic reorientation of the company from a platform business model to product-focused oncology company, leading the Company in connection with its completion of a successful initial public offering in 2006. Dr. McCarthy was a transactional partner at Pappas Ventures from April 2006 to December 2010, where he was responsible for investments in therapeutic, medical device and molecular diagnostic companies. Dr. McCarthy is an author on multiple peer reviewed scientific publications, issued patents and filed patent applications. He received his B.Sc. in biochemistry and pharmacology at King’s College, University of London; his MBA from the Rady School of Management at the University of California San Diego; and a D.Phil. in cancer biology from St. John’s College, University of Oxford. Dr. McCarthy is a member of the Board of Directors of the California Life Sciences Association. We believe Dr. McCarthy is qualified to serve on our board of directors based on his management experience in the life sciences sector, including at CytomX, his deep knowledge of the industry, and his strategic and business development expertise.

John Scarlett, M.D.

Dr. Scarlett has served as a member of our board of directors since June 2016. Dr. Scarlett currently serves as chief executive officer, president and a member of the board of directors of Geron Corporation, a public company. Since February 2015, Dr. Scarlett has also served as a member of the board of directors of Chiasma, Inc., a public company. Prior to joining Geron in September 2011, Dr. Scarlett served as president, chief executive officer and a member of the board of directors of Proteolix, Inc., from February 2009 until its acquisition by Onyx Pharmaceuticals, Inc., in November 2009. From February 2002 until its acquisition by Ipsen, S.A., in October 2008, Dr. Scarlett served as founder, chief executive officer and a member of the board of directors of Tercica, Inc., and also as its president from February 2002 through February 2007. From March 1993 to May 2001, Dr. Scarlett served as president and chief executive officer of Sensus Drug Development Corporation. In 1995, he cofounded Covance Biotechnology Services, Inc., and served as a member of its board of directors from inception to 2000. From 1991 to 1993, Dr. Scarlett headed the North American Clinical Development Center and served as senior vice president of medical and scientific affairs at Novo Nordisk Pharmaceuticals, Inc. Dr. Scarlett holds a B.A. in chemistry from Earlham College and an M.D. from the University of Chicago, Pritzker School of Medicine. We believe Dr. Scarlett is qualified to serve on our board of directors based on his significant industry experience, medical background and extensive management experience in the life sciences sector.

Class II Directors Continuing in Office until the 2017 Annual Meeting of Stockholders

Neil Exter

Mr. Exter has served as a member of our board of directors since September 2010. Mr. Exter has been a partner at Third Rock Ventures, a venture capital firm, since November 2007. Prior to joining Third Rock Ventures, Mr. Exter was the chief business officer of Alantos Pharmaceuticals Holding, Inc., leading the sale of the company to Amgen, Inc., and vice president of Millennium Pharmaceuticals, Inc., directing in-licensing and M&A. Earlier in his career, he held various executive management roles within the high technology industry. Mr. Exter currently serves on the board of directors of private companies Cibiem, Inc., Element Science, Inc., Pliant Therapeutics, Inc., Rhythm Pharmaceuticals and Goldfinch Bio, Inc. Mr. Exter previously served on the board of directors of Lotus Tissue Repair (acquired by Shire plc), MOTUS, Inc., REVOLUTION Medicines, Inc. and Seventh Sense Biosystems, Inc. Mr. Exter is a member of the board research committee at Children’s Hospital Boston and the treasurer and a member of the board of directors of the New England Venture Capital Association. Additionally, Mr. Exter is a member of the Innovation Research Fund at Partners Healthcare and the advisory council of the Electrical and Computer Engineering Department at Cornell University. Mr. Exter received his B.S. from Cornell University, M.S. from Stanford University and M.B.A. as a Baker Scholar from Harvard Business School. We believe that Mr. Exter is qualified to serve on our board of directors due to his deep industry experience and service on the boards of directors of several life sciences companies.

Frederick W. Gluck

Mr. Gluck has served as a member of our board of directors since September 2010 and was a member of the board of directors of CytomX Therapeutics, LLC until September 2010. Mr. Gluck previously served as a member of the board of directors of Amgen, Inc. from February 1998 to October 2011. He has also served as founding chairman of the board and CEO of our predecessor company, CytomX, LLC, from 2006 to 2008. Mr. Gluck currently serves as chairman of the board of Cynvenio Biosystems, Inc., a private company that was spun off from CytomX in 2008, where he has served on the board since 2008. He also currently serves as co-chairman of the board of TrueVision Systems Inc., a private company where he has served on the board since 2007. Mr. Gluck served as a consultant to McKinsey & Company, Inc., an international management-consulting firm (“McKinsey”), from July 1998 to July 2003. Prior to that, he was Vice Chairman and Director of Bechtel Group, Inc., an engineering, construction and project management company, from 1995 to July 1998. Mr. Gluck is a former partner of McKinsey, where he served from 1967 to 1995. Between 1988 and 1994, he was the Managing Director of McKinsey. He also serves as a director of the Foundation Board of the University of California, Santa Barbara, the Kavli Institute of Theoretical Physics and The New York Presbyterian Hospital (Emeritus). Mr. Gluck was the presiding director of the Hospital Corporation of America. Mr. Gluck received his B.S. from Manhattan College and M.S. from New York University in electrical engineering. We believe that Mr. Gluck is qualified to serve on our board of directors due to his extensive management experience, substantial experience in the life sciences industry and his well-known expertise in corporate strategy.

Matthew P. Young

Mr. Young has served as a member of our board of directors since September 2015. Mr. Young has been Executive Vice President and Chief Financial Officer of Jazz Pharmaceuticals plc since February 2015 and previously served as its Senior Vice President and Chief Financial Officer since March 2014 and as its Senior Vice President, Corporate Development since April 2013. Prior to joining Jazz Pharmaceuticals, Mr. Young worked in investment banking for approximately 20 years. From February 2009 to April 2013, Mr. Young served as a managing director in global healthcare of Barclays Capital Inc., an investment banking firm, where his role included acting as the co-head of life sciences at Barclays Capital. From 2007 to 2008, Mr. Young served as a managing director of Citigroup Global Markets Inc., an investment banking firm, and from 2003 to 2007, as a managing director of Lehman Brothers Inc., an investment banking firm. From 1992 to 2003, Mr. Young served in various capacities at other investment banking firms. In 2015, he joined the board of directors of PRA Health Sciences, Inc., a public contract research company. Mr. Young received a B.S. in Economics and a M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Mr. Young is qualified to serve on our board of directors due to his extensive management experience, significant experience in the life sciences industry and financial expertise.

Class III Directors Continuing in Office until the 2018 Annual Meeting of Stockholders

Hoyoung Huh, M.D., Ph.D.

Dr. Huh has served as a member of our board of directors since December 2011 and the chairman of our board of directors since February 2012. Dr. Huh has been a member of the board of directors of publicly-listed Geron Corporation since May 2010 and served as its chairman since September 2011. Since 2011, Dr. Huh has also served as a director of AntriaBio, Inc., a public biopharmaceutical company focused on developing novel therapeutic products for the diabetes market. Dr. Huh served as a director of Addex Pharmaceuticals, a public pharmaceutical discovery and development company, from May 2011 to May 2014. From February 2008 to December 2011, Dr. Huh was the chairman of the board of directors of BiPar Sciences, Inc. (“BiPar”), a biopharmaceutical company acquired in April 2009 by Sanofi-Aventis, a global pharmaceutical company. Dr. Huh served as BiPar’s president and chief executive officer from February 2008 to December 2009. Dr. Huh also served on the board of directors of Facet Biotech, a wholly-owned subsidiary of Abbott Laboratories, a global, broad-based health care company, and of Nektar Therapeutics (“Nektar”), a public clinical-stage biopharmaceutical company, from February 2008 to May 2009, and was Nektar’s chief operating officer and senior vice president of Business Development and Marketing from March 2005 to February 2008. Prior to Nektar, Dr. Huh was a partner at McKinsey, a global management consulting firm, where he was in the biotechnology and biopharmaceutical sectors. Prior to McKinsey, he held positions as a physician and researcher at Cornell University Medical College and Sloan-Kettering Cancer Center. Dr. Huh holds an A.B. in biochemistry from Dartmouth College and an M.D. and Ph.D. in genetics and cell biology from Cornell University Medical College and Sloan-Kettering Institute. We believe that Dr. Huh is qualified to serve on our board of directors due to his medical, business and scientific background and service on the boards of directors of several public life sciences companies.

Timothy M. Shannon, M.D.

Dr. Shannon has served as a member of our board of directors since July 2012. Dr. Shannon has been a Venture Partner at Canaan Partners, a venture capital firm, since November 2009 and a General Partner since January 2015. Dr. Shannon currently serves on the boards of directors of private companies Arvinas, Inc. (“Arvinas”), Ideaya Biosciences, Inc., NextCure, Inc., Spyryx Biosciences, Inc. (“Spyryx”), and Vivace Therapeutics, Inc. From July 2013 to December 2014, Dr. Shannon served as the chief executive officer of Arvinas. From November 2010 to September 2013, he was the chief executive officer of Aldea Pharmaceuticals, Inc. From August 2007 to September 2009, Dr. Shannon was President and Chief Executive Officer of CuraGen Corporation (“CuraGen”), a biopharmaceutical company focused on oncology, after serving as Executive Vice President of research and development and Chief Medical Officer. Prior to CuraGen, he held positions of increasing responsibility for Bayer AG’s Pharmaceutical Business Group, including Senior Vice President of Global Medical Development. He currently serves as Chairman of the board of directors of each of Arvinas and Spyryx. He previously served as a member of the board of directors of Civitas Therapeutics, Inc., which was acquired in October 2014 by Acorda Therapeutics, Inc., Novira Therapeutics, Inc., which was acquired by Johnson & Johnson in December 2015 and VaxInnate Corporation until resigning from the board in December 2016. Until December 2014, he also served as a Director at Celldex Therapeutics, Inc., which acquired CuraGen Corporation in October 2009. Dr. Shannon served as assistant professor of the pulmonary and critical care division at Yale University School of Medicine and as an attending physician in pulmonary and critical care medicine at the West Haven V.A. Medical Center. Dr. Shannon received his post graduate medical training at the Beth Israel Hospital of Harvard Medical School and at Boston University. He earned his M.D. from the University of Connecticut and has a B.A. in chemistry from Amherst College. We believe that Dr. Shannon is qualified to serve on our board of directors due to his management experience in the life sciences sector and medical and scientific background.

Meetings of the Board of Directors

The board of directors met seventeen times and acted by unanimous written consent twice during the fiscal year ended December 31, 2016. Each member of the board of directors, including Elaine V. Jones, Ph.D., who did not stand for re-election to the board of directors at the 2016 Annual Meeting of Stockholders in April 2016, and Dr. John Scarlett, who was appointed to the board of directors in June 2016, attended at least 75 percent of the aggregate number of meetings of our board of directors and of the committees on which he or she served, held during the period of the last fiscal year for which he or she was a director or committee member, respectively.

Corporate Governance Guidelines

The board of directors has documented our governance practices in our corporate governance guidelines to assure that the board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The corporate governance guidelines set forth certain practices the board will follow with respect to board composition, board committees, board nomination, director qualifications and evaluation of the board and committees. The corporate governance guidelines and the charter for each committee of the board of directors may be viewed at www.cytomx.com.

Board Leadership Structure

The positions of chief executive officer and chairman of the board of directors are currently held by Sean A. McCarthy, D. Phil. and Hoyoung Huh, M.D., Ph.D., respectively. The board of directors believes at this time having a separate chairman provides a more effective channel for the board of directors to express its views on management, by enhancing the board’s oversight of, and independence from, management, and allows the chief executive officer to focus more on the strategy and operations of the Company.

Risk Oversight

The board of directors monitors and assesses key business risks directly through deliberations of the board of directors and also by way of delegation of certain risk oversight functions to be performed by committees of the board of directors. The board of directors regularly reviews and assesses, among other matters, the following important areas that present both opportunities and risk to the Company’s business:

•	review and approval of the Company’s annual operating and capital spending plan and review of management’s updates as to the progress against plan and any related risks and uncertainties;

•	periodic consideration of the balance of risk and opportunities presented by the Company’s medium to long-term strategic plan and the potential implications of success and failure in one or more of the Company’s key drug development programs;

•	regular consideration of the risks and uncertainties presented by alternative clinical development strategies;

•	regular review of the progress and results of the Company’s clinical development programs and early research efforts, including, without limitation, the strengths, weaknesses, opportunities and threats for these programs;

•	periodic review and oversight of any material outstanding litigation or threatened litigation;

•	review and approval of material collaboration partnerships for the further development and commercial exploitation of the Company’s proprietary drug development programs and technologies;

•	regular review and approval of the annual corporate goals and an assessment of the Company’s level of achievement against these established goals;

•	regular review of the Company’s financial position relative to the risk and opportunities for the Company’s business;

•	periodic review of the Company’s intellectual property estate;

•	review and assessment of succession planning and performance concerns for the Section 16 officers; and

•	periodic review of the Company’s compensation programs.

The discussion above of risk oversight matters reviewed by the board of directors is intended to be illustrative only and not a complete list of all important matters reviewed and considered by the board of directors in providing oversight and direction for the Company’s senior management and business.

The risk oversight function of the board of directors is also administered through various board committees. The audit committee oversees the management of financial, accounting, internal controls, disclosure controls and the engagement arrangement and regular oversight of the independent auditors. The audit committee also periodically reviews the Company’s investment policy for its cash reserves and fraud monitoring practices and procedures, including the maintenance and monitoring of a whistleblower hotline.

The compensation committee is responsible for the design and oversight of the Company’s compensation programs. The compensation committee also regularly reviews and reports to the board of directors on succession planning for the chief executive officer and certain other select senior management positions.

The nominating and corporate governance committee periodically reviews the Company’s corporate governance practices, including certain risks that those practices are intended to address. The nominating and corporate governance committee periodically reviews the composition of the board of directors to help ensure that a diversity of skills and experiences is represented by the members of the board of directors taking into account the stage of growth of the Company and its strategic direction, as well as identifies, evaluates and nominates qualified candidates.

In carrying out their risk oversight functions, the board of directors and its committees routinely request and review management updates, reports from the independent auditors and legal and regulatory advice from outside experts, as appropriate, to assist in discerning and managing important risks that may be faced by the Company. The board of directors is committed to continuing to ensure and evolve its risk oversight practices as appropriate given the stage of the Company’s evolution as a drug development Company and the fast-paced changes in the biopharmaceutical industry.

Information Regarding the Committees of the Board of Directors

The board of directors has three regularly constituted committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The following table provides membership and meeting information as of December 31, 2016 for each of the board committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Sean A. McCarthy, D. Phil.	—		—		—
Neil Exter	—		X		—
Frederick W. Gluck	X		X		—
Hoyoung Huh, M.D., Ph.D.	—		—		X	(1)
John Scarlett, M.D.	X		—		—
Timothy M. Shannon, M.D.	—		X	(1)	—
Matthew P. Young	X	(1)	—		X

Total meetings in 2016	6		8		1

(1)	Committee chairman.

Below is a description of each committee of the board of directors.

Audit Committee

The audit committee of the board of directors oversees our corporate accounting and financial reporting process. For this purpose, the audit committee performs several functions. The responsibilities of the audit committee include, among other things:

•	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing annually a report by the independent registered public accounting firm regarding the independent registered public accounting firm’s internal quality control procedures and various issues relating thereto;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;

•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;

•	periodically reviewing legal compliance matters, including any securities trading policies, periodically reviewing significant accounting and other financial risks or exposures to our company and reviewing and, if appropriate, approving all transactions between our company and any related party (as described in Item 404 of Regulation S-K promulgated under the Exchange Act);

•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm;

•	consulting with management on the establishment of procedures and internal controls to address cyber security related risks; and

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and will have the authority to retain counsel and advisors to fulfill its responsibilities and duties.

The audit committee has the authority to retain special legal, accounting or other consultants to advise the committee as it deems necessary, at the Company’s expense, to carry out its duties and to determine the compensation of any such advisors.

The members of the audit committee are Matthew P. Young, John Scarlett, M.D. and Frederick W. Gluck. Mr. Young serves as the chairperson of the committee. Our board of directors has determined that each of Mr. Young, Dr. Scarlett and Mr. Gluck are “independent” for audit committee purposes as that term is defined in the applicable rules of the SEC and The NASDAQ Global Select Market. Our board of directors has designated Mr. Young as an “audit committee financial expert” as defined under the applicable rules of the SEC and has determined that Mr. Young has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. The audit committee has adopted a written audit committee charter, which is available on our corporate website at www.cytomx.com.

Compensation Committee

The compensation committee of the board of directors reviews the type and level of compensation for directors, officers, employees and compensation consultants of the Company, recommends compensation actions to the board of directors and administers the variable compensation programs to be adopted by the Company. The responsibilities of the compensation committee include, among other things:

•	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and approving the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing our compensation, welfare, benefit and pension plans and similar plans;

•	reviewing and making recommendations to the board of directors with respect to director compensation; and

•	preparing for inclusion in our proxy statement the report, if any, of the compensation committee required by the SEC.

The compensation committee has the power to investigate any matter brought to its attention within the scope of its duties and will have the authority to retain counsel and advisors to fulfill its responsibilities and duties.

The compensation committee has the sole authority to retain or replace, at the Company’s expense, any independent counsel, compensation and benefits consultants and other outside experts or advisors as the committee believes to be necessary or appropriate. The committee may also utilize the services of the Company’s regular legal counsel or other advisors to the Company. The Compensation Committee has engaged Radford, an Aon Hewitt Company, since 2015 as a compensation consultant to evaluate non-employee director compensation and compensation in comparison to industry peers.

The members of the compensation committee are Timothy M. Shannon, M.D., Neil Exter and Frederick W. Gluck. Dr. Shannon serves as the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable NASDAQ rules, is a “non-employee director” within the meaning of Rule 16b-3(d)(3) promulgated under the Exchange Act and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee has adopted a written compensation committee charter, which is available on our corporate website at www.cytomx.com.

Nominating and Corporate Governance Committee

The responsibilities of the nominating and corporate governance committee include, among other things:

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each committee of the board of directors;

•	annually reviewing our corporate governance guidelines; and

•	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

The nominating and corporate governance committee has the power to investigate any matter brought to its attention within the scope of its duties and will have the authority to retain counsel and advisors to fulfill its responsibilities and duties.

The nominating and corporate governance committee may retain, at the Company’s expense, any independent counsel, experts or advisors that the committee believes to be desirable and appropriate. The committee may also use the services of the Company’s regular legal counsel or other advisors to the Company.

The nominating and corporate governance committee is comprised of Hoyoung Huh, M.D., Ph.D., who serves as the chairperson of the committee, and Matthew P. Young. Our board of directors has determined that each of Dr. Huh and Mr. Young is an independent director for nominating and corporate governance committee purposes as that term is defined in the applicable rules of The NASDAQ Global Select Market. The nominating and corporate governance committee has adopted a written committee charter, which is available on our corporate website at www.cytomx.com.

The nominating and corporate governance committee reviews candidates for director nominees in the context of the current composition of the board, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the nominating and corporate governance committee considers diversity, age, skills and such other factors as it deems appropriate given our current needs and those of our board to maintain a balance of knowledge, experience and capability. The committee also periodically reviews the overall effectiveness of the board, including board attendance, level of participation, quality of performance, self-assessment reviews and any relationships or transactions that might impair director independence. In the case of new director candidates, the committee will also determine whether the nominee must be independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The committee may also use its network of contacts to compile a list of potential candidates and engage, if it deems appropriate, a professional search firm. The committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board. The committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the board by majority vote.

The nominating and corporate governance committee will consider for nomination any qualified director candidates recommended by our stockholders. Any stockholder who wishes to recommend a director candidate is directed to submit in writing the candidate’s name, biographical information, relevant qualifications and other information required by our bylaws to our Secretary at our principal executive offices before the deadline set forth in our bylaws. All written submissions received from our stockholders will be reviewed by the nominating and corporate governance committee at the next appropriate meeting. The nominating and corporate governance committee will evaluate any suggested director candidates received from our stockholders in the same manner as recommendations received from management, committee members or members of our board.

Stockholder Communications with the Board of Directors

The board of directors will consider any written or electronic communication from our stockholders to the board, a committee of the board or any individual director. Any stockholder who wishes to communicate to the board of directors, a committee of the board or any individual director should submit written or electronic communications to our Secretary at our principal executive offices, which shall include contact information for such stockholder. All communications from stockholders received shall be forwarded by our Secretary to the board of directors, a committee of the board or an individual director, as appropriate, on a periodic basis, but in any event no later than the board of director’s next scheduled meeting. The board of directors, a committee of the board, or individual directors, as appropriate, will consider and review carefully any communications from stockholders forwarded by our Secretary.

Material Changes to Nominee Recommendation Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board in 2016.

Executive Officers

The following sets forth information about our executive officers as of March 20, 2017.

Name	Position	Age
Sean A. McCarthy, D. Phil.	President and Chief Executive Officer	50
Robert C. Goeltz II	Chief Financial Officer	44
W. Michael Kavanaugh, M.D.	Chief Scientific Officer and Head of Research and Non-Clinical Development	60
Rachel W. Humphrey, M.D.	Chief Medical Officer	55
Cynthia J. Ladd	Senior Vice President and General Counsel	61

The following is biographical information as of March 20, 2017 for our executive officers other than Sean A. McCarthy, D. Phil., whose biographical information is included above.

Robert C. Goeltz II, Chief Financial Officer

Mr. Goeltz joined us as chief financial officer in May 2015. Prior to joining us, Mr. Goeltz was chief financial officer of Onyx Pharmaceuticals, Inc. after its acquisition by Amgen, Inc. in October 2013. From August 2004 to October 2013, Mr. Goeltz held leadership roles in Business Development, Commercial Finance, R&D Finance and Corporate Accounting at Amgen, Inc. Mr. Goeltz was Director of Finance at Tularik Inc. prior to its acquisition by Amgen, Inc. in August 2004. He began his career working in the audit practice for Ernst & Young LLP. Mr. Goeltz earned an M.B.A. from the UCLA Andersen School of Management and a B.B.A. in Business from Emory University. He is also a Certified Public Accountant (inactive).

W. Michael Kavanaugh, M.D., Chief Scientific Officer and Head of Research and Non-Clinical Development

Dr. Kavanaugh joined us as chief scientific officer and head of research and non-clinical development in January 2015. Prior to joining us, Dr. Kavanaugh was senior vice president and chief scientific officer of Five Prime Therapeutics, Inc. From February 2009 to December 2014, Dr. Kavanaugh held multiple positions in research and development at Five Prime Therapeutics, Inc. and led the growth of its therapeutic pipeline. Prior to that, Dr. Kavanaugh served as vice president of Novartis Vaccines & Diagnostics, Inc. and executive director of Oncology Biologics in the Novartis Institutes of Biomedical Research. He joined Novartis as part of its acquisition of the Chiron Corporation in 2006, where he held positions as vice president and head of antibody and protein therapeutics research. Dr. Kavanaugh received his M.D. from Vanderbilt University and his B.S. in molecular biochemistry and biophysics from Yale University. He completed training in internal medicine, cardiovascular disease and molecular and cellular biology at University of California, San Francisco, and the Cardiovascular Research Institute. Dr. Kavanaugh also currently serves as an attending staff physician at the San Francisco Veterans Administration Medical Center and as an associate clinical professor of Medicine at University of California, San Francisco.

Rachel W. Humphrey, M.D., Chief Medical Officer

Dr. Humphrey has served as our chief medical officer since August 2015, having previously served as a member of our board of directors from May 2015 to August 2015. Dr. Humphrey was vice president, head of immuno-oncology at Eli Lilly and Company, a global pharmaceutical company, from May 2015 to August 2015. From November 2013 to December 2014, Dr. Humphrey was vice president, head of immuno-oncology at AstraZeneca, a global pharmaceutical company. From January 2012 to October 2013, she was executive vice president and chief medical officer of Mirati Therapeutics, Inc., where she helped advance multiple assets through early stage clinical investigation. Prior to that, she served as vice president of product development at Bristol-Myers Squibb Company from May 2003 to January 2012. Prior to that, Dr. Humphrey held multiple positions in development at Bayer. Dr. Humphrey began her career as an oncology fellow and staff physician at the National Cancer Institute. Dr. Humphrey received her M.D. from Case Western Reserve University and received her B.A. from Harvard University.

Cynthia J. Ladd, Senior Vice President and General Counsel

Ms. Ladd joined us as senior vice president and general counsel in June 2015. Prior to joining us, Ms. Ladd was an independent consultant to biotechnology companies from February 2006 to June 2015, advising on corporate strategy, negotiations around collaborations, and clinical and regulatory issues, as well as acting as general counsel. Prior to that, she was president and chief executive officer of AGY Therapeutics Inc. from May 2003 to June 2005, where she guided the company through a venture round and its transition to a clinical organization. Ms. Ladd previously served as senior vice president and general counsel at Pharmacyclics. Earlier in her career, Ms. Ladd held a number of positions at Genentech, Inc., including vice president of corporate law and chief corporate counsel. She began her career as an associate with Wilson Sonsini Goodrich & Rosati, P.C., and Ware & Freidenrich LLP (now DLA Piper LLP (US)). Ms. Ladd received her J.D. from Stanford Law School, an M.S. in animal nutrition and biochemistry from Cornell University and a B.S. in animal science from Pennsylvania State University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2016, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11.	Executive Compensation

Director Compensation

Director Compensation Table—Year Ended December 31, 2016

The following table presents information regarding the compensation paid to members of our board of directors who are not also employed by us or any of our subsidiaries (our non-employee directors). The compensation paid to Sean A. McCarthy, D. Phil., who is also our president and chief executive officer, is set forth in the section titled “Executive Compensation” in this proxy statement. Dr. McCarthy was not entitled to receive additional compensation for his service as a director.

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS(1) ($)	TOTAL ($)
Neil Exter	47,500	95,740	143,240
Frederick W. Gluck	47,500	95,740	143,240
Hoyoung Huh, M.D., Ph.D.	72,500	191,481	263,981
Elaine V. Jones, Ph.D. (2)	15,556	0	15,556
John Scarlett, M.D. (3)	21,417	191,481	212,898
Timothy M. Shannon, M.D.	45,000	95,740	140,740
Matthew P. Young	53,750	95,740	149,490

(1)

Pursuant to applicable SEC executive compensation disclosure rules, the amount reported in this column reflects the grant date fair value of option awards granted to our directors. These values have been determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of option awards contained in Note 16, Stock Based Compensation, to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. As of December 31, 2016, our non-employee directors held outstanding options to purchase shares of our common stock as follows: Mr. Exter, 14,000; Mr. Gluck, 14,000; Dr. Huh, 387,993; Dr. Scarlett, 28,000; Dr. Shannon, 14,000; and Mr. Young, 40,895. Dr. Jones did not hold any options as of December 31, 2016 because she resigned from our board of directors in April 2016. Other than these options, none of our non-employee directors held any other equity awards in the Company on that date.
(2)	Dr. Jones did not stand for re-election to the board of directors at the 2016 Annual Meeting of Stockholders in April 2016.
(3)	Dr. Scarlett was appointed to the board of directors in June 2016.

Director Compensation

During 2016, our board of directors were compensated pursuant to our non-employee director compensation program, which provides for cash and equity-based compensation for service on the board of directors and its committees. Under the program, our non-employee directors will receive the following cash compensation for their service on the board of directors and its committees:

Annual Retainer for Board Membership	$35,000
Additional Retainer for Chairperson of the Board	$30,000
Additional Retainer for:
Chairperson of the Audit Committee	$15,000
Member of the Audit Committee	$7,500
Chairperson of the Compensation Committee	$10,000
Member of the Compensation Committee	$5,000
Chairperson of the Nominating & Governance Committee	$7,500
Member of the Nominating & Governance Committee	$3,750

In 2016, the annual non-employee director cash compensation was paid quarterly in arrears in cash. Additionally, under the program, non-employee directors also receive reimbursement for out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

In addition, under the program, new non-employee members of the board of directors will automatically be granted an initial option to purchase 28,000 shares of our common stock on the date such person first becomes a non-employee director. The initial grant will vest annually over three year upon each anniversary of the date of appointment to the board, subject to the director’s continued service to us through the applicable vesting date.

On the date of each annual meeting of our stockholders, each non-employee director (other than any director receiving an Initial Grant on the date of such annual meeting) who is then serving as a non-employee director and who will continue as a non-employee director following the date of such annual meeting will automatically be granted an option to purchase 14,000 shares of our common stock. The Annual Grant will vest in full on the earlier of: (i) the date of the next annual meeting of our stockholders or (ii) the first anniversary of the date of grant, subject to the director’s continuous service to us through the applicable date.

The exercise price of all stock option grants is equal to the closing price of CytomX Common Stock as reported by the NASDAQ on the date of grant. In addition, upon a change in control, all equity awards held by our non-employee directors will accelerate in full.

In January 2016, the board of directors approved a separate compensation package for Dr. Huh, as Chairperson of the board of directors, consisting of cash compensation of $72,500 and an option grant to acquire 28,000 shares or our common stock (which will vest and have the same terms and conditions as described above for annual grants to other directors). Dr. Huh will receive this compensation package in lieu of the compensation noted above in recognition of his contribution as Chairperson of the board of directors during the Company’s initial public offering.

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or NEOs. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Overview

This section provides a discussion of the 2016 compensation paid or awarded to our president and chief executive officer and our three other most highly compensated executive officers who were serving as our executive officers as of December 31, 2016. We refer to these individuals as our “named executive officers.” For 2016, our named executive officers were:

•	Sean A. McCarthy, D. Phil., president and chief executive officer;

•	Robert C. Goeltz II, chief financial officer and secretary;

•	Rachel W. Humphrey, M.D., chief medical officer ; and

•	W. Michael Kavanaugh, M.D., chief scientific officer and head of research and non-clinical development.

Our executive compensation programs are designed to create a “pay for performance” culture by aligning the actions of our executive officers with our business objectives and the long-term interests of our stockholders. The compensation paid or awarded to our executive officers is generally based on the assessment of each individual’s performance compared against the business and individual performance objectives established for the fiscal year as well as our historical compensation practices. In addition, we seek to pay compensation at a level that is competitive with companies within the life sciences industry as well as the general labor market. To that end, in connection with the IPO, our compensation committee retained the services of Radford as the compensation committee’s independent compensation consultant to provide a perspective on the competitive labor market.

The overall objective of our compensation program is to support business objectives by attracting, retaining, and engaging the highest caliber of employees, including executive officers, while maintaining a fiscally responsible position in a highly competitive employment environment. Consistent with this overall objective, the goals of the executive compensation program are to:

•	attract and retain executive officers who can lead capably by incentivizing them with competitive cash and non-cash compensation opportunities;

•	enable a high performing culture by employing and retaining successful and experienced executive officers;

•	encourage and inspire executive officers to achieve key corporate strategic and financial objectives by linking incentive award opportunities to the achievement of individual and corporate goals; and

•	align the interests of executive officers with stockholders by motivating executive officers to focus on achievements that will result in an increase in value for our stockholders and reward executive officers for excellence in performance.

The compensation committee reviews and approves the compensation of our executive officers, including salaries, cash bonuses, equity awards and any other benefits. As outlined in further detail below, the 2016 compensation program for the NEOs was intended to strike an appropriate balance among base salary, annual incentive cash bonuses, and equity-based compensation in the form of option awards. Our named executive officers are also eligible to participate in our 401(k) plan, health and welfare benefit plans and fringe benefit programs generally available to our other employees. The compensation committee strives to act in the best interests of CytomX and our stockholders, as well as to ensure that the elements of compensation do not, individually or in the aggregate, encourage excessive risk taking.

2016 Compensation of Named Executive Officers

Base Salary

Base salaries serve to provide fixed cash compensation to our executive officers for performing daily responsibilities, and also provide stability and security. We establish base salaries for our executive officers when they join us or upon promotion. In addition, base salaries for executive officers are reviewed and determined by the compensation committee on an annual basis, in consultation with our independent compensation consultant, Radford. Such annual adjustments are based on factors which may include each executive officer’s position and specific responsibilities, individual performance, level of experience, achievement of corporate and strategic goals, and a review of competitive salary, total compensation market data, and cost of living increases in the San Francisco Bay Area. The compensation committee does not apply any specific formulas to determine increases in base salaries for our executive officers, but instead makes an evaluation of each executive officer’s contributions to CytomX’s long-term success. Generally, any increase in base salary beyond a cost of living increase is based on an evaluation of the individual’s performance, changes in responsibilities or position and the individual’s criticality to our future plans. Increases in base salary, including cost of living increases, typically take effect on January 1st of each calendar year.

We reviewed our named executive officer’s base salaries in connection with the initial public offering, based on input from Radford and our CEO (except for himself). As a result of the recent review, we did not increase our named executive officers’ base salaries in 2016. The following table sets forth the base salaries for our NEOs for 2016:

Name	Base Salary for 2016 ($)
Sean A. McCarthy, D. Phil., president and chief executive officer	450,000
Robert C. Goeltz II, chief financial officer and secretary	335,000
Rachel W. Humphrey, M.D., chief medical officer	395,000
W. Michael Kavanaugh, M.D., chief scientific officer and head of research and non-clinical	395,117

Cash Bonuses

Historically, we have provided our executives with short-term incentive compensation through our annual bonus program. We believe that annual bonuses hold executives accountable, reward executives based on actual business results and help create a “pay for performance” culture.

At the beginning of each year, the Chief Executive Officer develops, with input from our executive management, the annual corporate goals, which generally relate to our operational and financial objectives, and individual performance goals (other than for himself) together with recommended weightings for each goal, and presents the annual corporate and individual goals and recommended weightings to the compensation committee and the board of directors. The weighting for each goal depends on its importance and business value for CytomX and our stockholders. The board reviews the corporate and individual goals and weightings and adjusts them as necessary prior to approval. Our 2016 annual cash bonus program provided cash incentive awards for the achievement of research and development, business development, and company culture goals (weighted 65%, 25% and 10%, respectively) established at the beginning of the year by the compensation committee and approved by the board of directors. The research and development portion of the 2016 annual cash bonus program included specific strategic goals relating to the further development of clinical candidates and product pipelines, while the business development portion of the 2016 program included goals relating to strategic partner collaborations. The 2016, the compensation committee set individual performance goals that it intended would to require significant effort on the part of our NEOs to satisfy and, therefore, set these targets at levels they believed would be difficult to achieve, such that average or below average performance would not satisfy these targets. The 2016 cash bonus program also included goals related to the company culture, systems and teamwork.

Under our cash bonus plan, each of our executive officers has an established annual incentive bonus target, which is equal to a percentage of their base salary. This percentage increases as levels of responsibility and title increase. Actual earned annual incentive bonus, if any, is calculated based on corporate goal achievement. As a percentage of base salary, the 2016 target bonus for Dr. McCarthy, Mr. Goeltz, Dr. Humphrey and Dr. Kavanaugh was 50%, 35%, 35% and 35%, respectively. This practice is designed to create a direct link between executive compensation and achievement of operational and financial objectives to provide motivation for executive officers to implement strategic initiatives intended to meet or exceed pre-established corporate goals.

As part of the annual year-end performance review process, the compensation committee, taking into consideration recommendations from the Chief Executive Officer, evaluates the overall achievement of our corporate and individual goals during the preceding year and other significant company and individual accomplishments, while taking into consideration the degree of difficulty in achieving the corporate goals and any particular events or circumstances that impacted performance. The corporate goal achievement factor generally ranges from 50% to 150% and is approved by the board upon recommendation from the compensation committee based upon the board’s assessment of the company’s achievement of that year’s annual corporate goals. The board has the discretion to approve a corporate goal achievement factor above 150% in extraordinary circumstances where it determines such an increase is warranted. The annual incentive bonus for each of our NEOs, is primarily based on the corporate goal achievement factor and then is augmented (either positive or negative) by individual performance, as evaluated by the compensation committee in its sole discretion. The Chief Executive Officer presents to the compensation committee written assessments of the corporate and individual performance and achievements, including support of our corporate values, for each of the executive officers (other than himself) for the prior year and recommends performance awards for each executive officer (other than himself). The compensation committee reviews the performance recommendations for each of the executive officers and adjusts the factors as necessary prior to approval. There are no minimum or guaranteed bonus payments for employees, including the Named Executive Officers. Based on our corporate performance and individual performance, the compensation committee certified the annual bonus amounts set forth in the table below for each NEO in 2016, along with their target bonus award:

Name	Target Bonus for 2016 ($)	Actual Bonus for 2016 ($)
Sean A. McCarthy, D. Phil.	225,000	292,500
Robert C. Goeltz II	117,250	128,975
Rachel W. Humphrey	138,250	193,550
W. Michael Kavanaugh, M.D.	138,291	193,607

Equity Awards

We have historically used equity awards in the form of stock options to provide an incentive for our executives to focus on achieving specific performance goals and driving growth in our stock price and long-term value creation and to help us to attract and retain key talent. Equity awards are designed to encourage high performance by and long-term tenure for executive officers, thereby strongly aligning executive officers’ interests with the interests of our stockholders. Equity awards in 2016 were comprised solely of stock option grants under our 2015 Plan. Such grants encourage employee ownership in CytomX, link pay with performance and align the interests of stockholders and employees. Only through sustained, increasing price per share performance in our Common Stock, can our employees, including the NEOs, have an opportunity to realize any value from equity-based awards. The compensation committee determines the size of any stock option grant according to each executive officer’s position. To do so, the compensation committee generally references the market data provided by Radford. The compensation committee also takes into consideration each NEO’s recent performance history, his or her potential for future responsibility, and criticality of his or her work to the long-term success of the Company. Other factors may include equity awards previously granted, the amount of actual versus theoretical equity value per year that has been derived to date by the individual, the current actual value of unvested equity grants for each individual, the percentage of stock option grants with exercise prices greater than CytomX’s current stock price and the number of stock option grants that have expired unexercised as a result of market conditions. The compensation committee has the discretion to give relative weight to each of these factors as it sets the size of the stock option grant to appropriately create an opportunity for reward based on increasing stockholder value.

The compensation committee grants equity awards to newly hired and existing executive officers. Our general policy is to grant stock options and other equity awards on fixed dates determined in advance, although there are occasions when grants are made on other dates. All required approvals are obtained in advance of or on the actual grant date. Other than stock option grants to new hires, stock option grants to executive officers are generally approved once a year (typically near the beginning of the year) unless an executive officer is promoted, in which case a grant will normally be made at the time of such promotion, or, in rare circumstances, for recognition of outstanding performance. With respect to annual stock option grants to our continuing executive officers, these grants are typically approved early in each fiscal year and prior to the full release of our annual financial and operating results for that year. As a result, the timing of annual equity awards to our continuing executive officers is not coordinated in a manner that intentionally benefits our executive officers; rather, the policy is designed with the objective to generally allow the market price of our common stock to reflect our then-current results and prospects at the time the annual equity grant becomes effective and the exercise price is set.

The exercise price of all stock option grants is equal to the closing price of CytomX Common Stock as reported by the NASDAQ on the date of grant, so executive officers who receive stock option grants do not realize any compensation from such stock option grants unless the stock price increases above the exercise price. In this manner, the interests of our stockholders, and executive officers during their employment, are aligned for the long-term success of the company.

CytomX’s standard vesting schedule for the first stock option grant awarded to newly hired employees, including executive officers, provides that 25% of the shares granted will vest on the first anniversary of the commencement of employment, with the balance vesting in equal monthly installments over the subsequent thirty-six (36) months, until option shares are fully vested, subject to the individual’s continued service to us through the applicable vesting date. Additional option grants made after an employee, including an executive officer, has provided services to the company for more than one year generally vest monthly from the date of grant over four years, subject to the individual’s continued service to us through the applicable vesting date.

In January 2016, our board of directors approved an option to each of Dr. McCarthy, Mr. Goeltz, Dr. Humphrey and Dr. Kavanaugh for the purchase of up to 225,000, 80,000, 65,000 and 80,000 shares of our common stock, respectively. These option grants were determined after considering the competitive labor market as well as the vested portion of prior equity holdings by each NEO. The shares subject to each option vesting in equal monthly installments over four years, subject to the NEO’s continued service to us through the applicable vesting date. Please see the Outstanding Equity Awards at December 31, 2016 table for further information regarding the vesting terms applicable to each of the 2016 option grants.

Broad-Based Benefits and Other Compensation

Benefit programs include a variety of health insurance plans, 401(k) plan with company matching contributions at board-approved levels, employee stock purchase plan and flexible spending 125 cafeteria plan covering health and dependent care services. These benefits are offered to all employees, including executive officers. We do not offer defined benefit pension or other supplementary retirement benefits to employees. Currently, Dr. Humphrey also receives housing and travel expense reimbursements for her commute from her principal residence in New Jersey to our headquarters in South San Francisco, California.

As part of our overall compensation program, we provide all full-time employees, including our named executive officers, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. For 2016, we provided a dollar-for-dollar matching contribution up to the $3,000.00 maximum that may be contributed to the plan by each employee.

2016 Summary Compensation Table

The following table provides a summary of compensation paid to our named executive officers for the years ended December 31 2016 and December 31, 2015.

Summary Compensation Table—Year Ended December 31, 2016

Name and principal position	Fiscal year	Base salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Sean A. McCarthy, D. Phil. President and Chief Executive Officer	2016 2015	450,000 386,321	— 308,943	— —	2,213,348 5,558,714	292,500 306,000	6,528 1,763	2,962,376 6,561,741

Robert C. Goeltz II Chief Financial Officer and Secretary	2016 2015	335,000 197,503	— —	— —	786,968 2,154,376	128,975 114,095	3,540 315	1,254,483 2,466,289

Rachel W. Humphrey, M.D., Chief Medical Officer	2016 2015	395,000 127,885	— 150,000	— —	639,412 4,484,838	193,550 67,423	34,072 11,545	1,262,034 4,841,691

W. Michael Kavanaugh, M.D., Chief Scientific Officer and Head of Research and Non- Clinical Development	2016 2015	395,117 348,253	— —	— —	786,968 1,864,560	193,607 197,507	6,564 2,532	1,382,256 2,412,852

(1)	The amounts reported in this column reflect the grant date fair value of option awards granted to the named executive officers. The grant date fair values have been determined in accordance with FASB ASC Topic 718. For the 2016 option grants, a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of option awards contained in Note 16, Stock Based Compensation, to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.
(2)	These amounts include payments under our annual incentive bonus plan, which is based on our performance against certain research and development and business development goals established by our compensation committee. Please see the above description entitled “cash bonuses” for a further discussion of our annual incentive bonus program.
(3)	The amounts reported in this column for 2016 include life insurance premiums with respect to each named executive officer, a 401(k) matching contribution of $3,000 with respect to Dr. McCarthy, Mr. Goeltz and Dr. Kavanaugh and, for Dr. Humphrey only, $31,750 paid by the company for housing and travel in connection with her commute from her principal residence in New Jersey to our headquarters in South San Francisco, California.

Employment, Severance and Change in Control Arrangements

We have entered into a written offer letters with each of the NEOs when they join the company setting forth the terms of their employment. This offer describes the basic terms of the executive’s employment, including his or her initial base compensation, annual bonus target, option awards and any fringe benefits. Each of our NEOs is employed “at will.” Dr. Humphrey’s offer letter, as amended, also provides that we will (i) reimburse Dr. Humphrey’s housing and travel expense reimbursements for her commute from her principal residence in New Jersey to our headquarters in South San Francisco, California, (ii) provide her a daily transportation allowance of $100, (iii) pay an addition $3,500 per month to spend on the housing or lodging of her choice until October 31, 2016 and (iv) not reimburse any housing costs over $3,500.

Our NEOs are entitled to certain severance and change in control benefits under the terms of individual severance and change of control agreements and our equity plans. These severance and change in control provisions are intended to allow employees, including NEOs, to focus their attention on the business operations of CytomX in the face of the potentially disruptive impact of a proposed change in control transaction, to assess takeover bids objectively without regard to the potential impact on their own job security and to allow for a smooth transition in the event of a change in control of CytomX.

The compensation committee believes that the severance benefits we offer remain essential to fulfill the objectives to recruit, retain and develop key management talent in the competitive San Francisco Bay Area employment market. These arrangements enable us to recruit and retain high-quality management talent because they provide reasonable protection to the executive officer in the event that he or she is not retained under limited circumstances.

In the case of Dr. McCarthy, his Amended and Restated Severance and Change of Control Agreement provides that if his employment is terminated by us without cause or if Dr. McCarthy terminates his employment due to good reason (as such terms are defined in his agreement), subject to his execution of a general release of claims against the company, he will be entitled to receive a lump sum payment equal to one year of base salary plus his target annual bonus for such calendar year pro-rated based on his termination date as well as continued medical and dental coverage for a period of one year following termination of employment or, to the extent we are unable to provide such benefit coverage, a lump sum payment equal to the annualized premium cost relating to such benefit coverage. Dr. McCarthy’s agreement also provides that, in the event of a change of control (as defined in the agreement) and a termination of employment without cause or due to good reason within 60 days prior to or 12 months following such change of control, Dr. McCarthy will be entitled to receive the same benefits, except that the lump sum payment will equal 18 months of his then current base salary plus 18 months of his target annual bonus for such calendar year, continued medical and dental coverage will be for 18 months and full vesting of his outstanding equity awards. In addition, upon a change of control, the performance goal stipulated in any performance-based equity awards held by Dr. McCarthy will be deemed achieved in full.

The Amended and Restated Severance and Change in Control Agreements entered into with each of our other named executive officers other than Dr. McCarthy provide that if the officer’s employment is terminated by us without cause or if the officer terminates his or her employment due to good reason (as such terms are defined in the Severance Agreements), subject to his or her execution of a general release of claims against the company, he or she will be entitled to receive a lump sum payment equal to nine-months of base salary plus his or her target annual bonus for such calendar year pro-rated based on his termination date as well as continued medical and dental coverage for a period of nine months following termination of employment or, to the extent we are unable to provide such benefit coverage, a lump sum payment equal to the premium cost relating to such benefit coverage. The Severance Agreements entered into with each of our other named executive officers other than Dr. McCarthy also provide that, in the event the officer is terminated without cause or terminates due to good reason, in each case within 60 days prior to or 12 months following a change in control, then the officer will be entitled to receive the benefits described in the preceding sentence, except that the lump sum payment will equal 12 months of his then current base salary plus 12 months of his target annual bonus for such calendar year, continued medical and dental coverage will be for 12 months and full vesting of his outstanding equity awards.

In addition, under each of the Severance and Change in Control Agreements for all our NEOs, any payment or other benefit provided to the officer pursuant to the Severance Agreement constitutes a “excess parachute payment” within the meaning of Section 280G of the Code, and would be subject to an excise tax imposed by Section 4999 of the Code, then the amounts actually paid to the officer will be reduced to the extent that such a reduction would result in the officer receiving a greater amount than he or she would have received if the payment had been made in full.

Outstanding Equity Awards at December 31, 2016

The following table presents information regarding the outstanding stock options held by each of the named executive officers as of December 31, 2016. None of the named executive officers held any outstanding restricted stock or other equity awards as of that date.

Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Sean A. McCarthy, D. Phil.	9/21/2011		8/09/2011	381,304		0	0		1.1339	9/20/2021
	2/26/2013	(1)	2/26/2013	134,414		2,860	0		0.945	2/25/2023
	2/26/2013		2/26/2013	96,758		0	0		0.945	2/25/2023
	2/26/2013		2/26/2013	0		0	48,379	(2)	0.945	2/25/2023
	2/09/2015	(3)	1/01/2015	102,659		102,661	0		1.5749	2/08/2025
	2/09/2015		2/09/2015	122,424	(2)	0	0		1.5749	2/08/2025
	8/26/2015	(3)	8/28/2015	155,232		283,070	0		6.6147	8/25/2025
	1/21/2016	(1)	1/01/2016	51,562		173,438	0		14.46	1/20/2016
Robert C. Goeltz II	5/07/2015	(4)	5/04/2015	92,038		149,637	0		4.4728	5/06/2025
	8/26/2015	(3)	8/28/2015	33,956		61,922	0		6.6147	8/25/2025
	1/21/2016	(1)	1/01/2016	18,333		61,667	0		14.46	1/20/2016
Rachel W. Humphrey, M.D.	4/01/2015	(5)	4/01/2015	49,208		0	0		1.5749	3/31/2025
	8/28/2015		12/31/2019	0		0	85,605	(6)	6.6147	8/27/2025
	8/28/2015	(4)	8/28/2015	97,737		195,477	0		6.6147	8/27/2025
	1/21/2016	(1)	1/01/2016	14,895		50,105	0		14.46	1/20/2016
W. Michael Kavanaugh, M.D.	2/09/2015	(4)	1/09/2015	117,895		128,147	0		1.5749	2/08/2025
	5/07/2015		5/07/2015	48,368		0	48,368	(7)	4.4728	5/06/2025
	8/26/2015	(3)	8/28/2015	21,400		55,288	0		6.6147	8/25/2025
	1/21/2016	(1)	1/01/2016	18,333		61,667	0		14.46	1/20/2016

(1)	This option vests in 1/48th increments on the last day of each month of continuous service following the vesting commencement date.
(2)	This option vested our filing of an Investigational New Drug application with the US FDA prior to December 31, 2016.
(3)	This option vests in 1/48th increments beginning on the vesting commencement date, with each additional increment vesting on the last day of each month of continuous service following the vesting commencement date.
(4)	This option vests as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and the remaining 75% of the total number of shares subject to the option will vest in 36 substantially equal installments on the last day of each of the 36 months following the first anniversary of the vesting commencement date, subject to the named executive officer’s continuous employment through each vesting date.
(5)	The option is fully exercisable on the date of grant, but vests in 1/36th increments beginning on the vesting commencement date, with each additional increment vesting on the last day of each month of continuous service following the vesting commencement date.
(6)	This option vests upon the attainment of a clinical study milestone goal on or prior to December 31, 2019.
(7)	Fifty percent of this option vested upon our filing of a program-specific Investigational New Drug application with the US FDA prior to December 31, 2016 and the remaining 50% of this option vests based upon our filing of a program-specific Investigational New Drug application with the US FDA prior to December 31, 2017, subject to the named executive officer’s continuous employment through the applicable filing date.

Compensation Committee Interlocks and Insider Participation

Please see “Item 10. Directors, Executive Officers and Corporate Governance–Information Regarding the Committees of the Board of Directors–Compensation Committee” for information regarding the compensation committee of the board of directors. In

2016, none of our executive officers a) served on compensation committee of another entity that had an executive officer who served on our compensation committee; (b) served as director of another entity that had an executive officer who served on our compensation committee; or (c) served on compensation committee of another entity that had an executive officer who served as one of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock as of February 28, 2017, by: (i) each director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Unless otherwise indicated below, the address for each beneficial owner listed is c/o CytomX Therapeutics, Inc., at 151 Oyster Point Boulevard, Suite 400, South San Francisco, California.

	Beneficial Ownership**
Beneficial Owner	Number of Shares	Percent of Total
Third Rock Ventures, L.P.(1)	7,670,348	21.0%
FMR LLC(2)	5,460,352	15.0%
Canaan IX L.P.(3)	3,244,381	8.9%
Pfizer Inc.(4)	2,017,604	5.5%
Sean A. McCarthy, D. Phil.(5)	1,271,936	3.4%
Neil Exter(6)	5,750	*
Frederick W. Gluck.(7)	597,869	1.6%
Hoyoung Huh, M.D., Ph.D.(8)	359,993	1.0%
John Scarlett, M.D.(9)	28,000	*
Timothy M. Shannon, M.D.(10)	448	*
Matthew P. Young(11)	26,895	*
Robert C. Goeltz II(12)	182,504	*
Rachel W. Humphrey, M.D. (13)	193,082	*
W. Michael Kavanaugh, M.D.(14)	254,806	*
All executive officers and directors as a group (11 persons)(15)	3,059,651	7.9%

*	Denotes ownership percentage less than one percent.
**	This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, Forms 4 and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and dispositive power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 36,518,184 shares outstanding on February 28, 2017, adjusted as required by rules promulgated by the SEC.
(1)	Based solely on the Schedule 13G/A filed with the SEC on February 13, 2017, by Third Rock Ventures, L.P. (“TRV”), Third Rock Ventures GP, L.P. (“TRV GP”), the sole general partner of TRV, TRV GP, LLC (“TRV GP LLC”), the sole general partner of TRV GP, and Mark Levin (“Levin”), Kevin P. Starr (“Starr”) and Robert I. Tepper (“Tepper”), each a managing member of TRV GP LLC. TRV owns 7,670,348 shares of our common stock. Each of TRV GP, TRV GP LLC, Levin, Starr and Tepper may be deemed to beneficially own, have the shared power to vote or direct the vote of, and have the shared power to dispose or direct the disposition of the shares held by TRV. Neil Exter, a member of our board of directors, is a partner of Third Rock Ventures. Mr. Exter does not have voting or investment power over any of the shares purchased by TRV. The address of TRV is 29 Newbury Street, Suite 401, Boston, Massachusetts 02116.
(2)	Based solely on the Schedule 13G/A filed with the SEC on February 13, 2017, by FMR LLC, a Delaware limited liability company, and Abigail P. Johnson. 5,460,352 shares of our common stock are beneficially owned, or may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies. Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of the principal place of business of FMR LLC and Abigail P. Johnson is 245 Summer Street, Boston, Massachusetts 02210.
(3)

Based solely on the Schedule 13G/A filed with the SEC on January 26, 2017, by Canaan IX L.P. and Canaan Partners IX LLC. Canaan IX L.P. owns 3,244,381 shares of our common stock. Canaan Partners IX LLC is the general partner of Canaan IX L.P. and may be deemed to beneficially own the shares held by Canaan IX L.P. Timothy M. Shannon, M.D. is a non-managing member of Canaan Partners IX LLC, the general partner of Canaan IX L.P., and a member of our board of directors. Dr. Shannon does not have beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of any shares held by Canaan IX L.P. The address of Canaan IX L.P. and Canaan Partners IX LLC is 285 Riverside Avenue, Suite 250, Westport, Connecticut 06880.
(4)	Based solely on the Schedule 13G filed with the SEC on October 21, 2015 by Pfizer Inc. 2,017,604 shares of our common stock are beneficially owned by Pfizer Inc. The business address for Pfizer Inc. is 235 East 42nd Street, New York, New York 10017.
(5)	Consists of (a) 158,737 shares of our common stock held in the McCarthy Family Trust dated August 9, 2001, Sean A. McCarthy and Jeanette J. McCarthy, as Trustees, (b) 1,979 shares of our common stock held in Dr. McCarthy’s name and (c) 1,111,220 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2017.
(6)	Consists of 5,750 shares of our common stock.
(7)	Consists of (a) 240,915 shares of our common stock held in Mr. Gluck’s name, (b) 331,643 shares of our common stock held by the Frederick W. Gluck 1997 Family Trust dtd July 28, 1997, of which Mr. Gluck is a trustee, (c) 22,111 shares of our common stock held by Richlin Partners, LLC, an entity owned by the spouse of Mr. Gluck and (d) 3,200 shares of our common stock held by the spouse of Mr. Gluck.
(8)	Consists of 359,993 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2017.
(9)	Consists of 28,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2017.
(10)	Consists of 448 shares of our common stock.
(11)	Consists of 28,895 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2017.
(12)	Consists of (a) 7,289 shares of our common stock and (b) 175,215 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2017.
(13)	Consists of (a) 15,117 shares of our common stock and (b) 177,965 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2017.
(14)	Consists of (a) 13,917 shares of our common stock and (b) 240,889 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2016.
(15)	Consists of (a) 801,106 shares of our common stock and (b) 2,258,545 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of February 28, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016, which consisted of our 2010 Stock Incentive Plan, 2011 Stock Incentive Plan, as amended, 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by stockholders	6,158,746	$5.932	3,176,422	9,335,168
Equity compensation plans not approved by stockholders	—	—	—	—

Total	6,158,746	$5.932	3,176,422	9,335,168

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Policies and Procedures for Related Party Transactions

We have adopted a written related party transactions policy, which sets forth the policies and procedures for the review and approval or ratification of related party transactions. The policy covers, with certain exceptions set forth in Item 404 of Regulation S-K promulgated under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related party had, has or will have a direct or indirect material interest, including indebtedness, guarantees of indebtedness and employment by us of a related party.

A related party transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee of our board of directors or the chairperson of the audit committee in accordance with the standards set forth in the policy after full disclosure of the related party’s interests in the transaction. As appropriate for the circumstances, the audit committee or the chairperson of the audit committee, as applicable, shall review and consider:

•	the related party’s interest in the transaction;

•	the approximate dollar value of the amount involved in the related party transaction;

•	the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in our ordinary course of business;

•	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose and the potential benefits of the related party transaction to us;

•	required public disclosure, if any; and

•	any other information regarding the related party transaction or the related party in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Certain Related Party Transactions

We describe below transactions and series of similar transactions since January 1, 2016, to which we were a party or will be a party, in which (i) the amounts involved exceeded or will exceed $120,000 and (ii) any of our directors, executive officers, holders of more than five percent of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described above in “Item 11. Executive Compensation.”

Investors’ Rights Agreement

We are party to an Amended and Restated Investors’ Rights Agreement, dated as of June 12, 2015, pursuant to which certain of our stockholders, including certain holders of five percent or more of our capital stock and entities affiliated with certain of our directors, have the right to demand that we file a registration statement for their shares of our common stock or request that their shares of our common stock be covered by a registration statement that we are otherwise filing, including, in each case, shares of our common stock that were issued upon conversion of convertible preferred stock.

Demand Registration Rights

At any time after 180 days following the completion of the IPO on October 14, 2015, the holders of at least a majority of the registrable securities have the right to demand that we file, on no more than two occasions, a registration statement on Form S-1 to register all or a portion of their registrable securities, provided that the anticipated aggregate offering price of the registrable securities to be sold under the registration statement on Form S-1 exceeds $30 million, net of underwriting discounts and commissions.

Form S-3 Registration Rights

The holders of at least ten percent of the registrable securities have the right to demand that we file an unlimited number of registration statements on Form S-3 provided that the anticipated aggregate offering price of the registrable securities to be sold under the registration statement on Form S-3 exceeds $5 million, net of underwriting discounts and commissions. On March 9, 2017, we filed a Form S-3 that registered the shares of Third Rock Ventures, LP and Canaan IX L.P., the only two holders party to the Investors’ Rights Agreement that currently have this right.

Piggyback Registration Rights

If we propose to register any of our securities under the Securities Act of 1933, as amended (the “Securities Act”), for sale to the public, other than with respect to (i) any employee benefit plan, (ii) with respect to any corporate reorganization or transaction under Rule 145 of the Securities Act, any registration statements related to the issuance or resale of securities issued in such a transaction, (iii) a registration on any form that does not include substantially the same information as would be required to be included in a registration statement covering the sale of registrable securities, or (iv) a registration related to stock issued upon conversion of debt securities, the holders of registrable securities are entitled to receive notice of such registration and to request that we include their registrable securities for resale in the registration statement. The underwriters of the offering will have the right to limit the number of shares to be included in such registration.

Expenses of Registration; Indemnification

We are generally required to bear all registration expenses incurred in connection with any offerings pursuant to the demand, Form S-3 and piggyback registration rights described above, other than underwriting commissions and discounts. The amended and restated investors’ rights agreement contains customary indemnification provisions with respect to registration rights.

Termination of Registration Rights

The demand, Form S-3 and piggyback registration rights described above will terminate five years after the closing of the IPO. In addition, the registration rights of a holder of registrable securities will expire if all of the holder’s registrable securities may be sold without limitation (and without the requirement for us to be in compliance with the current public information requirement) under Rule 144 of the Securities Act.

Collaboration Agreement

Pfizer is one of our stockholders that owns more than five percent of our capital stock. In May 2013, we entered into a research collaboration, option and license agreement with it, pursuant to which we granted Pfizer the option to collaborate with us on preclinical research of PDCs and certain other rights in exchange for certain fees and royalties on potential future sales. Since January 1, 2016, a total of approximately $591,321 in research funding has been paid or become payable by Pfizer to us under the research collaboration, option and license agreement. In addition, upon the selection of certain targets pursuant to the collaboration agreement, it will be required to pay us additional amounts. Pfizer also has obligations to pay us certain licensing and royalty amounts.

Director and Executive Officer Agreements and Compensation

We have entered employment-related agreements with our executive officers. See section titled “Executive Compensation,” respectively, in this proxy statement for more information regarding each of these agreements and compensation of our directors and executive officers.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their affiliated venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Independence of the Board of Directors

Under the rules of The NASDAQ Stock Market LLC (“NASDAQ”), independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy additional independence criteria set forth in Rule 10A-3 under the Exchange Act, and in NASDAQ Rule 5605(c)(2)(A). Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors determined that none of our directors, other than Dr. McCarthy, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the NASDAQ rules. Our board of directors determined that Frederick W. Gluck, a member of our audit committee and compensation committee, Matthew P. Young, a member of our audit committee and nominating and corporate governance committee, John Scarlett, M.D., a member of our audit committee, Neil Exter and Timothy M. Shannon, M.D., members of our compensation committee, and Hoyoung Huh, M.D., Ph.D., a member of our nominating and corporate governance committee, satisfy the independence standards established by applicable SEC and the NASDAQ rules, including, with respect to Mr. Gluck, Dr. Scarlett and Mr. Young, the heightened independence criteria applicable to the audit committee, as set forth in Rule 10A-3 and NASDAQ Rule 5605. In making these determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees And Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2016 and 2015, respectively, by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2016	2015
Audit Fees	$730,400	$1,496,193
Audit-Related Fees	$0	—
Tax Fees	$0	—
All Other Fees	$2,700	—

Total	$733,100	$1,496,193

Audit Fees. This category consists of fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, assistance with registration statements filed with the SEC and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Fees of 2015 also includes fees associated with the IPO, which included review of our quarterly financial statements included in our registration statement on Form S-1 filed with the SEC and delivery of comfort letters, consents and review of documents filed with the SEC.

Audit-Related Fees. This category consists of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. This category consists of fees for services provided for tax consultation services.

All Other Fees. This category consists of fees for all other services that are not reported above.

We did not incur any audit-related fees or tax fees in 2016 and we did not incur any audited-related fees, tax fees or other fees in 2015. All fees described above were approved by our board of directors of the audit committee of the board of directors.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures for the pre-approval of audit and non-audit services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally requires pre-approval for specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

The audit committee will review both audit and non-audit services performed by PricewaterhouseCoopers LLP and the fees charged for such services on at least an annual basis. Among other things, the audit committee will review non-audit services proposed to be provided by PricewaterhouseCoopers LLP and pre-approve such services only if they are compatible with maintaining PricewaterhouseCoopers LLP’s status as an independent registered public accounting firm. All services provided by PricewaterhouseCoopers LLP in 2016 and 2015 were pre-approved by our board of directors or the audit committee after review of each of the services proposed for approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements

Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 2, 2017, which is being amended hereby.

(2)	Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMX THERAPEUTICS, INC.

Date: March 20, 2017	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer

	By:	/s/ Robert C. Goeltz
	Name:	Robert C. Goeltz II
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Sean A. McCarthy	President, Chief Executive Officer and Director	March 20, 2017
	Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

	/s/ Robert C. Goeltz	Chief Financial Officer	March 20, 2017
	Robert C. Goeltz II	(Principal Financial and Accounting Officer)

	*	Chairman of the Board
Hoyoung Huh, M.D., Ph.D.

	*	Director
Neil Exter

	*	Director
Frederick W. Gluck

	*	Director
John A. Scarlett, M.D.

	*	Director
Timothy M. Shannon, M.D.

	*	Director
Matthew P. Young

*By:	/s/ Sean A. McCarthy		March 20, 2017
Sean A. McCarthy Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.2	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1/A	8/28/2015	4.2

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1/A	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1/A	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1/A	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1/A	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.4#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.5(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1/A	8/28/2015	10.7

10.5(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of April 1, 2015.	S-1/A	8/28/2015	10.8

10.5(c)#	Amended and Restated Severance and Change of Control Agreement effective as of October 3, 2016, by and between CytomX Therapeutics, Inc. and Sean McCarthy, D. Phil.	10-K	3/2/2017	10.5(c)

10.6(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of March 19, 2015.	S-1/A	8/28/2015	10.9

10.6(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of May 11, 2015.	S-1/A	8/28/2015	10.10

10.6(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Robert C. Goeltz.	10-K	3/2/2017	10.6(c)

10.7(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and W. Michael Kavanaugh, M.D., dated as of December 13, 2014.	S-1/A	8/28/2015	10.11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.7(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, dated as of April 1, 2015.	S-1/A	8/28/2015	10.12

10.7(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, M.D.	10-K	3/2/2017	10.7(c)

10.8(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of May 1, 2015.	S-1/A	8/28/2015	10.13

10.8(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of June 15, 2015.	S-1/A	8/28/2015	10.14

10.8(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd.	10-K	3/2/2017	10.8(c)

10.9#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.	10-Q	5/6/2016	10.2

10.10#	Form of First Amendment to Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and certain of its officers.	8-K	3/7/2016	10.1

10.11#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors.	S-1/A	8/28/2015	10.16

10.12†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.13†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.	S-1/A	10/2/2015	10.18

10.14†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.15†	Discovery Collaboration and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.2

10.16†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between Pfizer, Inc. and CytomX Therapeutics, Inc.	S-1/A	10/2/2015	10.19

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.17	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.18	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/2/2017	23.1

24.1	Power of Attorney.	10-K	3/2/2017	24.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document	10-K	3/2/2017	101

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/2/2017	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/2/2017	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/2/2017	101

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/2/2017	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/2/2017	101

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
**	The certification attached as Exhibits 32.1 that accompany this Amendment No. 1 to Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of CytomX Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.