Form 10-Q
period 2017-03-31
CytomX Therapeutics, Inc.
filed 2017-05-05
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 Oyster Point Blvd., Suite 400 South San Francisco, CA 94080 (650) 515-3185 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, 36,749,732 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•

the initiation, timing, progress and results of our research and development programs, clinical trials, including our Phase 1/2 clinical trial of CX-072, preclinical studies and any additional Investigational New Drug applications (“IND”), clinical trial applications, New Drug Applications (“NDA”), Biologics License Applications (“BLA”) and other regulatory submissions;

•	our receipt and timing of any milestone payments or royalties under any existing or future research collaboration and license agreements or arrangements;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our expectations and beliefs regarding the evolution of the market for cancer therapies and development of the oncology industry;
•	our ability to identify and develop products for novel cancer targets;
•	our dependence on existing and future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in such collaborations;
•	our ability to identify and develop product candidates for treatment of additional disease indications;
•	our or an existing or future collaborator’s ability to obtain and maintain regulatory approval of any of our or such collaborator’s product candidates;
•	the rate and degree of market acceptance of any approved products candidates;
•	the commercialization of any approved product candidates;
•	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in the collaborations;
•	the implementation of our business model and strategic plans for our business, technologies and product candidates;
•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
•	our ability to obtain additional funds for our operations;
•	our or any existing or future collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;
•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;
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

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$85,662	$104,645
Short-term investments	76,861	77,293
Accounts receivable	213	2,159
Related party accounts receivable	55	154
Prepaid expenses and other current assets	4,118	3,896
Total current assets	166,909	188,147
Property and equipment, net	4,604	4,392
Intangible assets	1,750	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	2,753	2,973
Total assets	$177,882	$199,128
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,700	$6,596
Accrued liabilities	6,336	8,824
Deferred revenues, current portion	27,090	20,347
Total current liabilities	37,126	35,767
Deferred revenue, net of current portion	65,477	83,803
Deferred tax liability	514	513
Other long-term liabilities	978	566
Total liabilities	104,095	120,649
Commitments and contingencies (Note 10)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2017 and December 31, 2016.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 36,718,940 and 36,490,169 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	258,509	254,871
Accumulated other comprehensive loss	(100)	(27)
Accumulated deficit	(184,623)	(176,366)
Total stockholders' equity	73,787	78,479
Total liabilities and stockholders' equity	$177,882	$199,128

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$11,176	$1,783
Revenues from related parties	477	440
Total revenues	11,653	2,223
Operating expenses:
Research and development	14,576	13,365
General and administrative	5,691	5,040
Total operating expenses	20,267	18,405
Loss from operations	(8,614)	(16,182)
Interest income	442	490
Interest expense	(206)	(353)
Other income (expense), net	120	19
Loss before benefit from (provision for) income taxes	(8,258)	(16,026)
Benefit from (provision for) income taxes	1	(3)
Net loss	$(8,257)	$(16,029)
Net loss per share, basic and diluted	$(0.23)	$(0.44)
Shares used to compute net loss per share, basic and diluted	36,538,869	36,063,425
Other comprehensive loss:
Changes in unrealized (losses) / gains on short-term investments	(73)	106
Total other comprehensive (loss) / income	(73)	106
Comprehensive loss	$(8,330)	$(15,923)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(8,257)	$(16,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(1)	—
Depreciation and amortization	395	355
Accretion of discount on investments	203	350
Stock-based compensation expense	2,747	2,362
Issuance of stock in connection with services	—	159
Deferred income taxes	1	3
Changes in operating assets and liabilities
Accounts receivable	1,946	56
Related party accounts receivable	99	214
Prepaid expenses and other current assets	(222)	(1,139)
Other assets	220	55
Accounts payable	(2,825)	246
Accrued liabilities and other long-term liabilities	(1,809)	(371)
Deferred revenue	(11,583)	8,199
Net cash used in operating activities	(19,086)	(5,540)
Cash flows from investing activities:
Purchases of property and equipment	(944)	(327)
Purchases of short-term investments	(40,094)	(33,844)
Maturities of short-term investments	40,250	47,750
Net cash (used in) / provided by investing activities	(788)	13,579
Cash flows from financing activities:
Proceeds from exercise of stock options	891	48
Payment of deferred offering costs	—	(12)
Net cash provided by financing activities	891	36
Net (decrease) / increase in cash and cash equivalents	(18,983)	8,075
Cash and cash equivalents, beginning of period	104,645	59,822
Cash and cash equivalents, end of period	$85,662	$67,897

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	230	26

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

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As of March 31, 2017 and December 31, 2016, the Company had an accumulated deficit of $184.6 million and $176.4 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the Company’s initial public offering (“IPO”), sales of its convertible preferred securities and payments received under its collaboration agreements. As of March 31, 2017 and December 31, 2016, the Company had cash, cash equivalents and short-term investments of $162.5 million and $181.9 million, respectively.

The Company expects its existing capital resources will be sufficient to fund our operations for at least twelve months. However, if the anticipated operating results are not achieved in future periods, the Company’s planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The cost and timing of developing the Company’s products, including CX-072 and CX-2009, are highly uncertain, are subject to substantial risks and many changes. As such, the Company may alter its expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in its research efforts or unexpected operating costs and expenditures. The Company will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to the Company.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments and accounts receivable. Substantially all the Company’s cash is held by one financial institution. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents and short-term investments in highly rated money market funds and its short-term investments in U.S. Government Bonds.

Customers who represent 10% or more of the Company’s total revenue during each period presented or net accounts receivable balance at each respective balance sheet date are as follows:

	Revenue		Accounts Receivable, net
	Three Months Ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
Customer A	56%	—%	—%	—%
Customer B	28%	80%	80%	93%
Customer C	12%	—%	—%	—%
Customer D	*	20%	20%	*

   *        Less than 10%

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

Short-term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities less than 12 months at the date of purchase are considered short-term investments. Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss), net of tax.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the three months ended March 31, 2017 and the year ended December 31, 2016.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the periods presented in these interim condensed financial statements.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term investments represent the only component of other comprehensive income (loss) that is excluded from the reported net loss.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Stock-Based Compensation

The Company measures its stock-based awards made to employees based on the fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the ratable method and is based on the value of the portion of stock-based payment awards. The Company’s stock-based compensation is adjusted in subsequent periods as forfeitures occur.

Stock-based compensation expense for options granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Scholes option-pricing model, whichever can be more reliably measured. Compensation expense for options granted to non- employees is periodically remeasured as the underlying options vest.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive.

Adopted Accounting Pronouncements

Beginning fiscal year 2017, the Company adopted ASU No. 2016-09, Improvements to employee share-based payment, which simplifies the accounting for employee share-based transactions. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. The Company adopted ASU No. 2016-09 in the first quarter of 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. Adoption of this guidance did not have a material impact on the Company’s financial statements or its tax position.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. Presently, the Company plans to adopt this standard in the first quarter of 2018 but has not determined which transition method it will choose. The Company is continuing to review the impact that the new standard will have on its financial statement including its disclosures.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU No. 2016-02 on its financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect of this ASU No. 2016-15 will have on its statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effect this ASU will have on its statement of cash flows.

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

4. Fair Value Measurements and Short-Term Investments

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

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

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	March 31, 2017
	Level I	Level II	Level III	Total
Assets
Money market funds	$81,135	$—	$—	$81,135
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	76,861	—	76,861
Total	$82,052	$76,861	$—	$158,913

	December 31, 2016
	Level I	Level II	Level III	Total

Assets
Money market funds	$89,626	$—	$—	$89,626
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	77,293	—	77,293
Total	$90,543	$77,293	$—	$167,836

The following tables set forth the gross unrealized gains and losses on the Company’s investments (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	$76,935	$—	$(74)	$76,861
Total securities	$76,935	$—	$(74)	$76,861

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	$77,295	$8	$(10)	$77,293
Total securities	$77,295	$8	$(10)	$77,293

The following tables set forth the contractual maturities of securities classified as available-for-sale (in thousands):

March 31, 2017
Due within one year	$76,861
Total	$76,861

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

December 31, 2016
Due within one year	$77,293
Total	$77,293

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Machinery and equipment	$6,450	$5,973
Computer equipment and software	897	888
Furniture and fixtures	642	651
Leasehold improvements	701	578
Construction in progress	18	45
Total property and equipment	8,708	8,135
Less: accumulated depreciation and amortization	(4,104)	(3,743)
Property and equipment, net	$4,604	$4,392

Depreciation and amortization expense was $395,000 and $355,000 for three months ended March 31, 2017 and 2016, respectively.

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

Goodwill and intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Goodwill	$949	$949
In-process research and development	1,750	1,750

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Research and clinical expenses	$3,718	$3,909
Payroll and related expenses	1,660	3,971
Legal and professional expenses	705	264
Property and equipment	—	331
Other accrued expenses	253	349
Total	$6,336	$8,824

8. Research and Collaboration Agreements

AbbVie Ireland Unlimited Company

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Under the terms of the Discovery Agreement, AbbVie receives exclusive worldwide rights to develop and commercialize PDC against up to two targets, one of which was selected in March 2017. The Company shall perform research services to discover the Probodies and create PDCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such PDCs (“Discovery Licensed Products”).

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

The Company determined that the research, development and commercialization licenses for CD71 and discovery targets do not have a standalone value without the Company’s respective research services and expertise. The Company considered factors such as novelty of the Probody and PDC technology and lack of other parties’ expertise in this space, the Company’s rights to technology relating to a proprietary platform to enable the Probody development and AbbVie’s contractual obligation to use the Company’s research services. The Company also determined that the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee as a single unit of accounting has a standalone value from the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee. Therefore, the Company concluded that there are two units of accounting: CD71 Agreement unit of accounting consisting of the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee, and the Discovery Agreement unit of accounting consisting of the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee.

The upfront payments under the AbbVie Agreements are allocated between two units of accounting based on the estimated relative selling prices of each unit. In order to determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company recognizes the allocated amounts ratably over the estimated research service period of five years. The Company recognized revenue of $1.4 million for the three months ended March 31, 2017, related to the AbbVie Agreements. As of March 31, 2017 and December 31, 2016, deferred revenue related to the

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

CD71 unit of accounting was $16.7 million and $17.7 million, respectively, and deferred revenue related to the Discovery Agreement unit of accounting was $8.4 million and $8.9 million, respectively.

Bristol-Myers Squibb Company

On May 23, 2014, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s Probody technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, the Company granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets. BMS will have additional rights to substitute up to two collaboration targets. Each collaboration target has a two-year research term and the two additional targets must be nominated by BMS within five years of the effective date of the BMS Agreement. The research term for each collaboration target can be extended in one year increments up to three times.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company recognized revenue of $3.3 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, deferred revenue relating to the BMS Agreement was $57.8 million and $60.9 million, respectively. The amount due from BMS under the BMS Agreement was $0.2 million and $2.2 million as of March 31, 2017 and December 31, 2016, respectively.

On March 17, 2017, the Company and BMS entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “Amendment”). The Amendment grants BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets.

The Company will receive an upfront payment of $200.0 million and will be eligible to receive up to $448.3 million in future development, regulatory and sales milestone payments for each of the targets, as well as tiered royalties from the mid-single digits to low-double digits on net sales of each product commercialized by BMS.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. Under the research licenses, the parties have one replacement right for each target, which needs to be made before the third anniversary of the agreement execution.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue, of which $13.0 million, or $6.5 million per target, was allocated to the unit of accounting comprised of the research license, research services, participation in the joint research committee and the development and commercialization license, and $0.2 million was allocated to the future technological improvements. The Company will recognize $13.0 million upon delivery of development and commercialization licenses and will recognize amounts allocated to the future technology improvements over the term of the license.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for one of the two targets under the ImmunoGen Agreement. The Company recognized revenue of $6.5 million and $0 million related to the allocated revenue to the exercise of the development and commercialization license for this target for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, deferred revenue relating to the ImmunoGen Agreement was $6.8 million and $13.2 million, respectively.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the three months ended March 31, 2017 and 2016.

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target. The option to select a fourth target lapsed in May 2016. Pfizer has discontinued the epidermal growth factor receptor (“EGFR”) program and has not yet advanced the other two programs to clinical candidate.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The Company recognized revenue of $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, deferred revenue relating to the Pfizer Agreement was $2.9 million and $3.4 million, respectively. The amount due from Pfizer under the Agreement was $0.1 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively.

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

In the three months ended March 31, 2017 and 2016, the Company incurred expenses of $0.2 million and $0.5 million, respectively, to the UC Regents under the provisions of the UC Agreement.

Royalty obligations

The Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights.

10. Commitments and Contingencies

Operating Lease

Facility Leases

On December 10, 2015, the Company entered into a lease (the “Lease”) with HCP Oyster Point III LLC (the “Landlord”) to lease approximately 76,173 rentable square feet of office and laboratory space located in South San Francisco, California for the Company’s corporate headquarters. The Company previously leased office and laboratory space located in South San Francisco, California, pursuant to a lease dated March 29, 2013, which expired pursuant to a lease termination agreement (“Lease Termination”) entered into in March 2016. The Lease Termination provided for an early termination of the prior lease and was effective on November 30, 2016. The Company was not required to pay the landlord a termination payment in connection with the early termination of the lease.

The term of the Lease commenced on October 1, 2016. The Lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the Lease.

The Lease provides for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months will be approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company was entitled to a one-time improvement allowance of up to $12.6 million, of which $2.3 million is recoverable by the landlord through an increase rent which continues through the expiration of the initial lease term.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as a non-current asset on its balance sheet at March 31, 2017 and December 31, 2016.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The future minimum lease payments for all of the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2017 (nine months remaining)	$2,620
2018	4,374
2019	4,506
2020	4,641
2021 and beyond	29,503
Total	$45,644

Rent expense was $1.1 million for the three months ended March 31, 2017 and a credit of $2,000 for the three months ended March 31, 2016 due to a one-time adjustment to deferred rent pursuant to the termination of the Company’s previous lease for former office and laboratory space.

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

11. Common Stock

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of March 31, 2017 and December 31, 2016, no dividends on common stock had been declared by the Board of Directors.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company had reserved shares of common stock for issuance as follows:

	March 31, 2017	December 31, 2016
Options issued and outstanding	7,194,792	6,158,746
Shares available for future stock option grants	2,574,918	2,493,188
	9,769,710	8,651,934

12. Stock Option Plans

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of March 31, 2017, 2,574,918 shares of common stock were available for future issuance under the 2015 Plan.

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

Activity under the Company’s stock option plans is set forth below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2016	6,158,746	$5.932
Options granted	1,486,370	11.999
Options exercised	(228,771)	3.890
Option forfeited/expired	(221,553)	8.887
Balances at March 31, 2017	7,194,792	$7.159
Options exercisable at March 31, 2017	3,173,888	$4.185

13. Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. No shares were issued under the ESPP during the three months ended March 31, 2017 and 31,564 shares of common stock were issued in the year ended December 31, 2016.

Shares available for future purchase under the ESPP were 683,234 at March 31, 2017. The compensation expense related to the ESPP was $68,000 and $0 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $45,000 of unrecognized compensation cost related to the ESPP, which we expect to recognize over 2 months.

14. Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation expense:
Research and development	$1,227	$1,190
General and administrative	1,520	1,172
Total stock-based compensation expense	$2,747	$2,362

15. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expense for these services of $8,000 and $12,000 were recorded for the three months ended March 31, 2017 and 2016, respectively. The amounts outstanding and included in accounts payable were $8,000 and $12,000 as of March 31, 2017 and December 31, 2016, respectively.

Prior to the Company’s IPO, it entered into full recourse loans (“stockholder notes” or “loans”) with current and former executive officers. Principal and interest under these loans was due at the earliest of (i) the fifth anniversary of the related note, (ii) the sale of the shares securing the notes, or (iii) thirty days after the termination of services. The principal loan amount and the accrued interest are reported as a deduction from stockholders’ deficit on the Company’s balance sheets. These loans were repaid and terminated in August 2015 and April 2016. There was no outstanding balance at March 31, 2017 and December 31, 2016. Interest income earned on the loans was immaterial during the three months ended March 31, 2016.

Revenues from related parties refer to the collaboration agreement with Pfizer, one of the Company’s stockholders. The Company recognized revenue of $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively (Note 8). As of March 31, 2017 and December 31, 2016, deferred revenue relating to the Pfizer Agreement was $2.9 million and $3.4 million, respectively. The amount due from Pfizer under the agreement was $0.1 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively.

16. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the three months ended March 31, 2017 and 2016, the Company made contributions to the plan of $178,000 and $141,000, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

17. Net Loss Per Share

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	7,055,207	5,951,381
Total	7,055,207	5,951,381

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows (in thousands except share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	(8,257)	(16,029)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic and diluted	36,538,869	36,063,425
Net loss per share, basic and diluted	$(0.23)	$(0.44)

18. Subsequent Event

The Amendment the Company entered into with BMS on March 17, 2017 (Note 8) became effective on April 24, 2017 under the Hart-Scott-Rodino Antitrust Improvements Act. The Company will receive $200.0 million from Bristol-Myers Squibb pursuant to the Amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2017.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on our Probody technology platform. We use our platform to create proprietary cancer immunotherapies against clinically-validated targets, such as PD-L1, and develop first-in-class cancer therapeutics against difficult-to-drug targets, such as CD166. Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. Our lead program, CX-072, a wholly-owned PD-L1-targeting Probody therapeutic, is being evaluated in a Phase 1/2 study. CX-072 is a part of PROCLAIM (Probody Clinical Assessment in Man) (“PROCLAIM”), an international umbrella clinical trial program that provides clinical trial sites with access to our novel therapies under one central protocol. We filed the Investigational New Drug (“IND”) filing for CX-2009, a first-in-class Probody drug conjugate targeting the highly expressed tumor antigen, CD166, in April 2017. We expect to initiate a Phase 1/2 clinical trial mid-year in multiple CD166-positive tumor types. In addition to our proprietary programs, we are collaborating with strategic partners, including AbbVie Ireland Unlimited Company (“AbbVie”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc. (“ImmunoGen”), MD Anderson Cancer Center (“MD Anderson”) and Pfizer Inc. (“Pfizer”). The two most advanced programs from our collaborations are a Probody therapeutic directed against CTLA-4, the target of the BMS immune checkpoint inhibitor, Yervoy and a CD71 targeting Probody Drug Conjugate being advanced with AbbVie. BMS has initiated IND-enabling studies for a CTLA-4-directed Probody therapeutic discovered within the collaboration and clinical initiation is anticipated by early 2018 and CX-2029, a CD-71-directed Probody therapeutics in co-development with AbbVie, has progressed into IND-enabling studies with an IND filing anticipated in 2018.

We currently have one product candidate in clinical trials but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $8.3 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $184.6 million. We expect to continue to incur significant losses for the foreseeable future.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Note 3 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. For example, we received clearance from the FDA for our IND for CX-072 in December 2016 and treated our first patient in our Phase 1/2 clinical trial in January 2017. We also expect to commence a Phase 1/2 clinical trial of CX-2009 (our PDC candidate directed against CD-166 for cancer) mid-year 2017. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Interest Expense

Interest expense primarily consists of interest costs related to amortization of premiums on our short-term investments.

Other Income (Expense), net

Other income (expense), net consists primarily of changes in currency exchange rates.

Results of Operations

For the Three Months Ended March 31, 2017 and 2016.

Revenues

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Total revenues	$11,653	$2,223	$9,430

Revenue increased $9.4 million during the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase in revenue was primarily due to $6.5 million in recognized revenue triggered by our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement with ImmunoGen, which we entered into in January 2014, an increase of $1.6 million in recognized revenue related to payments made by BMS in connection with the selection of its third and fourth targets under our collaboration with BMS, and an increase of $1.4 million in recognized revenue related to the recognition of upfront payment received pursuant to the Development and Licensing Agreement and Discovery Collaboration and Licensing Agreement we entered into with Abbvie in April 2016 (collectively the “Abbvie Agreements”).

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Research and development expenses	$14,576	$13,365	$1,211

Research and development expense increased $1.2 million during the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase of $1.9 million to advance CX-072 and CX-2009 into Phase 1/2 clinical development, an increase of $1.0 million in personnel-related expenses due to increase in headcount, an increase of $1.0 million in facilities-related expenses relating to our relocation to a larger facility in October 2016, and an increase of $0.6 million in costs related to acquisitions made with respect to our patent portfolio, which expenses were partly offset by decrease of $2.7 million in manufacturing costs for our CX-072 and CX-2009 programs, a decrease of $0.3 million in royalty payments due to BMS’s third target selection in January 2016, and a decrease of $0.3 million in professional and outside services.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
General and administrative expenses	$5,691	$5,040	$651

General and administrative expense increased $0.6 million during the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase of $0.4 million in personnel-related expense due to an increase in headcount, and an increase of $0.3 million in non-cash stock based compensation due to increase in headcount.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Interest income	$442	$490	$(48)
Interest expense	(206)	(353)	147
Other income (expense), net	121	19	102
Total Interest and other income	$357	$156	$201

Interest Income

Interest income was similar during the three months ended March 31, 2017 compared to the corresponding period in 2016.

Interest Expense

Interest expense increased $0.1 million during the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase was primarily attributable to amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense) increased $0.1 million during three months ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily attributable to gain from currency exchange during the quarter.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2017, we had cash, cash equivalents and short-term investments of $162.5 million and an accumulated deficit of $184.6 million, compared to cash and cash equivalents of $176.4 million and an accumulated deficit of $181.9 million as of December 31, 2016. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund our operations at least through 2019. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-072 and CX-2009, are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

 Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(19,086)	$(5,540)
Net cash (used in) provided by investing activities	(788)	13,579
Net cash provided by financing activities	891	36
Net (decrease) increase in cash and cash equivalents	$(18,983)	$8,075

Cash Flows from Operating Activities

During the three months ended March 31, 2017, cash used in operating activities was $19.1 million, which consisted of a net loss of $8.3 million, adjusted by non-cash charges of $3.3 million and a net decrease of $14.2 million in our net operating assets. The non-cash charges primarily consist of $2.7 million in stock-based compensation, $0.4 million in depreciation and amortization and $0.2 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily due to a decrease of $11.6 million in deferred revenue triggered by our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration with ImmunoGen, which we entered into in January 2014, and recognition of upfront fees under certain of our collaboration agreements, a decrease of $2.8 million in accounts payable, a decrease of $1.8 million in accrued liabilities, and a decrease of $0.2 million in prepaid expenses and other current assets. This was partially offset by an increase of $2.0 million in accounts receivable.

During the three months ended March 31, 2016, cash used in operating activities was $5.5 million, which consisted of a net loss of $16.0 million, adjusted by non-cash charges of $3.2 million and a net increase of $7.3 million in our net operating assets. The non-cash charges primarily consist of $2.5 million in stock-based compensation, $0.4 million in depreciation and amortization and $0.4 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily due to an increase of $8.2 million in deferred revenue due to a $10 million milestone payment from BMS in connection with its selection of the third target, which was partially offset by the recognition of upfront fees received and a decrease of $1.1 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, cash used in investing activities was $0.8 million, which consisted of $40.1 million used in the purchase of short-term investments and $0.9 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $40.2 million in proceeds received upon the maturity of marketable securities.

Cash provided in investing activities during the three months ended March 31, 2016 was $13.6 million, which consisted of $47.7 million in proceeds from the maturity of marketable securities. This was partially offset by $33.8 million in purchases of short-term investments and $0.3 million of capital expenditures to purchase property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options.

During the three months ended March 31, 2016, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period(1)
	2017 (2)	2018	2019	2020	2021 +	Total
Operating leases(3)	$2,620	$4,374	$4,506	$4,641	$29,503	$45,644
Total contractual obligations	$2,620	$4,374	$4,506	$4,641	$29,503	$45,644

(1)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.
(2)	Remainder of the year
(3)	We lease our current facility under a long-term operating lease, which expires in 2026.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We do intend to rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.0 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $162.5 million as of March 31, 2017 and cash, cash equivalents and short-term investments of $181.9 million as of December 31, 2016, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Due to the short-term duration of our investment portfolio and low risk profile of our investments, an immediate 10% increase in interest rates would not have material effect on the fair value of our portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2017, we had an accumulated deficit of $184.6 million. For the three months ended March 31, 2017, our net loss was $8.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company.

As of March 31, 2017, we had $162.5 million in cash, cash equivalents and investments. Based on our current operating plan, we expect our existing capital resources will be sufficient to fund our operations at least through 2019. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Our product candidates are in early stages of development and only one has been tested in a human subject to date. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates, including cancer immunotherapies, Probody Drug Conjugates (“PDCs”) and bispecific antibodies are in preclinical stages of development, other than CX-072, our candidate directed against PD-L1, for cancer, for which we filed an IND with the United States Food and Drug Administration (“FDA”) in September 2016 and treated the first patient in our Phase 1/2 clinical trial in January 2017. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

In addition, our current and future clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Only recently, in our Phase 1/2 clinical trial, which we initiated in January 2017, has CX-072 been administered to cancer patients, and it is possible that patients enrolled in our Phase 1/2 clinical trial of CX-072 or any future clinical trials we commence for other product candidates could respond in unexpected ways. For instance, our Phase 1/2 clinical trial is conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. In addition, certain arms of our clinical trial of CX-072 enroll patients with tumor types that are not known to be responsive to PD-L1 agents and therefore may be less likely to show effectiveness. Furthermore, a portion of our Phase 1/2 clinical trial includes the administration of CX-072 in combination with Yervoy® (ipilimumab) or Zelboraf®(vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of our product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

•	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
•	obtaining regulatory clearance to commence a clinical trial;
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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating. For example, CX-072 is directed against PD-L1 and there are currently hundreds of clinical studies exploring the use of PD-1 and PD-L1 agents. As such, there can be no assurance that patients will choose to enroll in our study. In addition, many oncologists and their patients may choose to use an approved PD-1 or PD-L1 agent rather than participate in a clinical trial. Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials.

We could encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, contract research organizations (“CROs”) and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

We may ultimately discover that our Probody platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when administered in a human, protease levels may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody and reduce the potential to limit the toxicity of the anti-cancer agent. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may result in unforeseen events when administered in humans. Furthermore, Probody product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into our Probody platform and any product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

Further, we are not aware of any company currently in clinical development with a therapeutic using a prodrug approach to antibody drug development and no regulatory authority has granted approval for a therapeutic of this kind. As such, we believe the FDA and foreign regulatory authorities have no clinical experience with Probody-based therapeutics in oncology or other disease areas except for the first few cohorts of our trial of CX-072, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. For example, while we intend to commence our Phase 1/2 clinical trial of CX-2009 (our PDC candidate directed against CD-166 for cancer) mid-year 2017, the commencement of this clinical trial is subject to finalization of the trial design and the clearance of an IND with the FDA or similar filing with a similar foreign regulatory authority. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence clinical trials for products other than CX-072 or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. As a result, we and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our Probody technologies prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. This may be particularly true for any of our product candidates (including CX-072) for which there are existing approved therapies, such as approved agents targeting PD-L1 or PD-1. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2013, we have entered into collaborations with Pfizer, BMS, ImmunoGen and AbbVie to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, Pfizer allowed its option to select a fourth target pursuant to our collaboration agreement lapse in May 2016, discontinued its epidermal growth factor receptor (“EGFR”) program and has not yet advanced any program to clinical candidate stage. As a result, the development and potential commercialization of any product candidates for the targets covered by our collaboration agreement with Pfizer could be delayed. Further, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements, including, most recently, the Amendment to Extend Collaboration and License Agreement that we entered into with Bristol-Myers Squibb in March 2017, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement or to forego the selection of target product candidates (as Pfizer has done with respect to its fourth target), we may be forced, in some cases, to independently develop these product candidates, including funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandoning product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.

Since commencing operations, we have entered into several collaboration agreements, including, most recently, the Amendment to Extend Collaboration and License Agreement that we entered into with Bristol-Myers Squibb in March 2017. From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. For instance, Pfizer allowed its option to select a fourth target pursuant to our collaboration agreement lapse in May 2016, discontinued its EGFR program and has not yet advanced any program to clinical candidate stage. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may decrease our stock price. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

We rely on third parties to conduct our clinical trials and intend to continue to do so for our preclinical studies and additional clinical trials and if such third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct clinical trials. As such, we currently rely and intend to continue to rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials of our product candidates. As a result, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We do not own manufacturing facilities for producing such supplies. We do not currently have an alternative to any of our third-party manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. We may find that our third party manufacturer is unable to scale up the process in order to produce commercial quantities of our products. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties, especially that of CX-2009, and supply chain issues may seriously disrupt our product supply. In addition, we expect to the logistical challenges associated with our supply chain to grow more complex as additional product candidates, such as CX-2009, commence any clinical trials.

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

If our lead product candidates, CX-072 and CX-2009, are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from ADCs such as Genentech, Inc.’s Kadcyla, immune checkpoint inhibitors such as BMS’s Opdivo and T-cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. The market for immunotherapies like CX-072 is, in particular, highly competitive and the field is changing quickly, causing a product to lose its differentiation before it even reaches the market. In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups.

We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology, including AstraZeneca PLC, BMS, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd., Sanofi SA and numerous small companies.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop less differentiated or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CX-072 and our other product candidates, as well as function as a public company. We have conducted limited product development to date and have not begun clinical trials for any of our product candidates, other than CX-072, with which we treated our first patient in our Phase 1/2 clinical trial in January 2017. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third-parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all.  Furthermore, our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries. We may need to rely on third parties to market, distribute and sell our products in foreign markets.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of April 24, 2017, we solely own 41 patents and 147 pending patent applications; we co-own six patents and seven pending patent applications with UC, acting through its Santa Barbara Campus and one patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we have licensed sixteen patents and seven pending patent applications that cover compositions and methods related to the screening and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also exclusively licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Because the antibody landscape is still evolving, including the masked antibody landscape, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. There are many issued patents and patent applications covering antibodies targeted against PD-1 and, to a lesser extent, PD-L1, and the intellectual property covering PD-1 has been the subject of litigation, especially regarding how broadly certain claims should be construed. If the claims were to be construed broadly by the courts, we may need to obtain a license to some of such intellectual property, covering PD-1, which would decrease the profits we would realize from the sale of such products. An increasing number of third parties are filing masked antibody patent applications, several of which contain claims that are patterned after our own patent claims. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our Probody technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our Probody technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We intend to commence a Phase 1 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in 2017. Commencement of the clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We filed the IND for CX-2009, a first-in-class Probody drug conjugate targeting the highly expressed tumor antigen, CD166, in April 2017. However, even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  Moreover, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The new Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare & Medicaid Services (“CMS”) has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

A Breakthrough Therapy Designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

A Fast Track Designation by the FDA for any of our product candidates may not actually lead to a faster development or regulatory review or approval process.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through May 3, 2017, our stock had high and low sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of March 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 43% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are not currently required to comply with the rules of the SEC that implement Section 404, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate-through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.

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

CytomX Therapeutics, Inc.

Date: May 5, 2017	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 5, 2017	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1, 32.2 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1/A	8/28/2015	4.2
10.1†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol-Myers Squibb.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
op

†	Confidential treatment has been requested for certain information contained in this Exhibit (indicated by asterisks). Such information has been omitted and filed separately with the SEC.
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