Form 10-Q
period 2017-06-30
CytomX Therapeutics, Inc.
filed 2017-08-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 4, 2017, 36,867,367 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•

the initiation, timing, progress and results of our research and development programs, clinical trials, including our Phase 1/2 clinical trials of CX-072 and CX-2009, preclinical studies and any additional Investigational New Drug applications (“IND”), clinical trial applications, New Drug Applications (“NDA”), Biologics License Applications (“BLA”) and other regulatory submissions;

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

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$272,860	$104,645
Short-term investments	63,056	77,293
Accounts receivable	158	2,159
Related party accounts receivable	27	154
Prepaid expenses and other current assets	4,579	3,896
Total current assets	340,680	188,147
Property and equipment, net	4,319	4,392
Intangible assets	1,750	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	3,240	2,973
Total assets	$351,855	$199,128
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,364	$6,596
Accrued liabilities	7,499	8,824
Deferred revenues, current portion	46,772	20,347
Total current liabilities	60,635	35,767
Deferred revenue, net of current portion	237,053	83,803
Deferred tax liability	539	513
Other long-term liabilities	1,391	566
Total liabilities	299,618	120,649
Commitments and contingencies
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2017 and December 31, 2016.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 36,839,342 and 36,490,169 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	262,185	254,871
Accumulated other comprehensive loss	(110)	(27)
Accumulated deficit	(209,839)	(176,366)
Total stockholders' equity	52,237	78,479
Total liabilities and stockholders' equity	$351,855	$199,128

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$8,283	$2,539	$19,459	$4,322
Revenues from related party	469	555	946	995
Total revenues	8,752	3,094	20,405	5,317
Operating expenses:
Research and development	28,076	12,705	42,652	26,070
General and administrative	6,049	4,647	11,740	9,687
Total operating expenses	34,125	17,352	54,392	35,757
Loss from operations	(25,373)	(14,258)	(33,987)	(30,440)
Interest income, net	357	195	594	332
Other income (expense), net	(174)	(110)	(54)	(91)
Loss before provision for income taxes	(25,190)	(14,173)	(33,447)	(30,199)
Provision for income taxes	26	3	26	6
Net loss	$(25,216)	$(14,176)	$(33,473)	$(30,205)
Net loss per share, basic and diluted	$(0.69)	$(0.39)	$(0.91)	$(0.84)
Shares used to compute net loss per share, basic and diluted	36,780,897	36,113,363	36,660,548	36,088,393
Other comprehensive loss:
Changes in unrealized (losses) / gains on short-term investments	(10)	50	(83)	156
Total other comprehensive (loss) / income	(10)	50	(83)	156
Comprehensive loss	$(25,226)	$(14,126)	$(33,556)	$(30,049)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(33,473)	$(30,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of property and equipment	(1)	—
Depreciation and amortization	764	800
Accretion of discount on investments	337	817
Stock-based compensation expense	5,757	4,753
Issuance of stock in connection with services	—	159
Deferred income taxes	26	6
Changes in operating assets and liabilities
Accounts receivable	2,001	87
Related party accounts receivable	127	259
Prepaid expenses and other current assets	(683)	(1,112)
Other assets	(267)	96
Accounts payable	79	(3,206)
Accrued liabilities and other long-term liabilities	(233)	2,325
Deferred revenue	179,675	35,435
Net cash provided by operating activities	154,109	10,214
Cash flows from investing activities:
Purchases of property and equipment	(1,268)	(711)
Purchases of short-term investments	(54,183)	(97,940)
Maturities of short-term investments	68,000	90,750
Net cash provided by / (used in) investing activities	12,549	(7,901)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,557	178
Proceeds from stockholder notes	—	78
Payment of deferred offering costs	—	(12)
Net cash provided by financing activities	1,557	244
Net increase in cash and cash equivalents	168,215	2,557
Cash and cash equivalents, beginning of period	104,645	59,822
Cash and cash equivalents, end of period	$272,860	$62,379

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	—	146

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

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As of June 30, 2017 and December 31, 2016, the Company had an accumulated deficit of $209.8 million and $176.4 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the Company’s initial public offering (“IPO”), sales of its convertible preferred securities and payments received under its collaboration agreements. As of June 30, 2017 and December 31, 2016, the Company had cash, cash equivalents and short-term investments of $335.9 million and $181.9 million, respectively.

The Company expects its existing capital resources will be sufficient to fund its operations for a period of at least twelve months from the date the financial statements are issued. However, if the anticipated operating results are not achieved in future periods, the Company’s planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund operations. The cost and timing of developing the Company’s products, including CX-072 and CX-2009, are highly uncertain and are subject to substantial risks and many changes. As such, the Company may alter its expenditures as a result of contingencies such as the failure of one of these product candidates in clinical development, the identification of a more promising product candidate in its research efforts or unexpected operating costs and expenditures. The Company will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to the Company.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three and six months ended June 30, 2016, a reclassification of interest expense to interest income was made in the condensed statements of operations to conform to the current period presentation.

The December 31, 2016 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Customers who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows:

	Revenue				Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	79%	57%	50%	67%	85%	93%
Customer C	16%	25%	13%	14%	*	*
Customer B	5%	18%	5%	19%	15%	7%
Customer D	*	*	32%	*	*	*

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the six months ended June 30, 2017 and the year ended December 31, 2016.

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

Adopted Accounting Pronouncements

Beginning 2017, the Company adopted ASU No. 2016-09, Improvements to employee share-based payment, which simplifies the accounting for employee share-based transactions. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. The Company adopted ASU No. 2016-09 in the first quarter of 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. Adoption of this guidance did not have a material impact on the Company’s financial statements or its tax position.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company will adopt this ASU on January 1, 2018, using the modified retrospective approach. As part of the Company’s assessment work to date, it has formed an implementation work team to assess what impact the provisions of ASU 2014-09, if any, may have on the Company’s financial statements. The Company has begun an initial assessment of the potential impact from adopting this new standard on its financial reporting and disclosures. The Company is continuing to evaluate the potential impact of the new standard, and its preliminary assessments are subject to change. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	June 30, 2017
	Level I	Level II	Level III	Total
Assets
Money market funds	$269,406	$—	$—	$269,406
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	63,056	—	63,056
Total	$270,323	$63,056	$—	$333,379

	December 31, 2016
	Level I	Level II	Level III	Total

Assets
Money market funds	$89,626	$—	$—	$89,626
Restricted cash (money market funds)	917	—	—	917
U.S. Government bonds	—	77,293	—	77,293
Total	$90,543	$77,293	$—	$167,836

The following tables set forth the gross unrealized gains and losses on the Company’s investments (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	$63,140	$—	$(84)	$63,056
Total securities	$63,140	$—	$(84)	$63,056

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

Investment Securities
U.S. Government bonds	$77,295	$8	$(10)	$77,293
Total securities	$77,295	$8	$(10)	$77,293

The following tables set forth the contractual maturities of securities classified as available-for-sale (in thousands):

June 30, 2017
Due within one year	$63,056
Total	$63,056

December 31, 2016
Due within one year	$77,293
Total	$77,293

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Machinery and equipment	$6,534	$5,973
Computer equipment and software	897	888
Furniture and fixtures	642	651
Leasehold improvements	701	578
Construction in progress	18	45
Total property and equipment	8,792	8,135
Less: accumulated depreciation and amortization	(4,473)	(3,743)
Property and equipment, net	$4,319	$4,392

Depreciation and amortization expense was $369,000 and $445,000 for the three months ended June 30, 2017 and 2016, respectively, and $764,000 and $800,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Goodwill and intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Goodwill	$949	$949
In-process research and development	1,750	1,750

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Research and clinical expenses	$4,530	$3,909
Payroll and related expenses	2,221	3,971
Legal and professional expenses	638	264
Property and equipment	—	331
Other accrued expenses	110	349
Total	$7,499	$8,824

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The upfront payments under the AbbVie Agreements are allocated between two units of accounting based on the estimated relative selling prices of each unit. In order to determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company recognizes the allocated amounts ratably over the estimated research service period of five years. The Company recognized revenue of $1.4 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $2.8 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively, related to the AbbVie Agreements. As of June 30, 2017 and December 31, 2016, deferred revenue related to the CD71 unit of accounting was $15.7 million and $17.7 million, respectively, and deferred revenue related to the Discovery Agreement unit of accounting was $7.8 million and $8.9 million, respectively.

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

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and the Company was entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid to high single digits to low teens from potential future sales. The Company will also receive research and development service fees based on a prescribed full-time employee (“FTE”) rate that is capped.

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

On March 17, 2017, the Company and BMS entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “Amendment”). The Amendment grants BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets. The effective date of the Amendment was April 25, 2017 (“Amendment Effective Date”).

Under the terms of the Amendment, the Company will continue to collaborate with BMS to discover and conduct preclinical development of Probody therapeutics against targets selected by BMS under the terms of the Amendment.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Pursuant to the Amendment, the financial consideration from BMS was comprised of an upfront payment of $200.0 million and the Company will be eligible to receive up to an aggregate of $3,586.4 million as follows: (i) up to $116.0 million in development milestone payments per target or up to $928 million if the maximum of eight targets are selected for the first product modality; (ii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $992.0 million if the maximum of eight targets are selected for the first product modality; (iii) up to $60.0 million in sales milestone payments per target or up to $480.0 million if maximum of eight targets are selected for the first product modality; and (iv) up to $56.3 million in development milestone payments or up to $450.4 million if the maximum of eight targets are selected for the second product modality; (v) up to $62.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $496.0 million if the maximum of eight targets are selected for the second product modality; (iii) up to $30.0 million in sales milestone payments per target or up to $240.0 million if maximum of eight targets are selected for the second product modality. The Company is also entitled to tiered mid-single to low double-digit royalties from potential future sales. The Amendment does not change the term of the BMS’ royalty obligation under the BMS Agreement. BMS’ royalty obligation continues on a licensed product-by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The Company received an upfront payment from BMS under the Amendment of $200.0 million in May 2017. Upon receipt of the upfront payment from BMS, the Company made a payment of $10.0 million to the Regents of the University of California (“UC”), acting through its Santa Barbara campus, under the terms of our exclusive license agreement with UC. The upfront payment was recorded as deferred revenue and is being recognized on a ratable basis over the estimated performance period of eight years. In addition, the Company concluded the Amendment to be a modification of the BMS Agreement. As a result, the Company will recognize the remaining deferred revenue balance relating to the upfront payment received under the BMS Agreement as of the Amendment Effective Date prospectively over the new estimated performance period of eight years.

The Company determined that the contingent payments under the Amendment relating to development, sales milestone and royalties do not constitute substantive milestones and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments do not meet the definition of a substantive milestone because the achievement of these events solely depends on BMS’s performance. Accordingly, any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the contingent payment is triggered, the contingent payment will be recognized as revenue in full upon triggering the event.

The Company recognized revenue of $6.9 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $10.2 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, deferred revenue relating to the BMS Agreement was $251.1 million and $60.9 million, respectively. The amount due from BMS under the BMS Agreement was $0.2 million and $2.2 million as of June 30, 2017 and December 31, 2016, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. ImmunoGen discontinued one of the two programs being developed under the ImmunoGen Agreement in July 2017 and substitution rights for this program terminated in February 2017. ImmunoGen continues research work on the second collaboration target.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue, of which $13.0 million, or $6.5 million per target, was allocated to the unit of accounting comprised of the research license, research services, participation in the joint research committee and the development and commercialization license, and $0.2 million was allocated to the future technological improvements. The Company will recognize $13.0 million upon delivery of the development and commercialization licenses and will recognize amounts allocated to the future technology improvements over the term of the license.

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

In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for one of the two targets under the ImmunoGen Agreement. Revenue for the three months ended June 30, 2017 was immaterial and $0 for June 30, 2016. The Company recognized revenue of $6.5 million and $0 million related to the allocated revenue to the exercise of the development and commercialization license for this target for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, deferred revenue relating to the ImmunoGen Agreement was $6.7 million and $13.2 million, respectively.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the three and six months ended June 30, 2017 and 2016.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target. The option to select a fourth target lapsed in May 2016. Pfizer has discontinued the epidermal growth factor receptor (“EGFR”) program and continues research work on two targets.

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

The Company recognized revenue of $0.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively and $0.9 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, deferred revenue relating to the Pfizer Agreement was $2.5 million and $3.4 million, respectively. The amount due from Pfizer under the Agreement was $27,000 and $0.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company incurred expenses of $10.0 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively and $10.3 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively, to the UC Regents under the provisions of the UC Agreement.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as a non-current asset on its balance sheet at June 30, 2017 and December 31, 2016.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The future minimum lease payments for all of the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2017 (six months remaining)	$1,853
2018	4,374
2019	4,506
2020	4,641
2021 and beyond	29,503
Total	$44,877

Rent expense was $1.1 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. The amount for the six months ended June 30, 2016 included a one-time adjustment of $0.2 million to deferred rent pursuant to the termination of the Company’s previous lease for former office and laboratory space.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of June 30, 2017 and December 31, 2016, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance as follows:

	June 30, 2017	December 31, 2016
Options issued and outstanding	6,992,564	6,158,746
Shares available for future stock option grants	2,506,894	2,493,188
Shares reserved under the ESPP	1,005,095	683,234
	10,504,553	9,335,168

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

common stock as of January 1 of the same year. As of June 30, 2017, 2,506,894 shares of common stock were available for future issuance under the 2015 Plan.

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

Activity under the Company’s stock option plans is set forth below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2016	6,158,746	$5.932
Options granted	1,711,270	12.300
Options exercised	(306,133)	3.864
Option forfeited/expired	(571,319)	8.706
Balances at June 30, 2017	6,992,564	$7.354
Options exercisable at June 30, 2017	3,574,138	$4.757

13. Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. 43,040 shares were issued under the ESPP during the six months ended June 30, 2017.

Shares available for future purchase under the ESPP were 1,005,095 at June 30, 2017. The compensation expense related to the ESPP was $63,000 and $20,000 for the three months ended June 30, 2017 and 2016, respectively, and $131,000 and $20,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $127,000 of unrecognized compensation cost related to the ESPP, which we expect to recognize over 5 months.

14. Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation expense:
Research and development	$1,319	$1,180	$2,547	$2,529
General and administrative	1,690	1,211	3,210	2,383
Total stock-based compensation expense	$3,009	$2,391	$5,757	$4,912

15. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expense for these services of $10,000 and $12,000 were recorded for the three months ended June 30, 2017 and 2016,

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

respectively, and $18,000 and $24,000 were recorded for the six months ended June 30, 2017 and 2016, respectively. The amounts outstanding and included in accounts payable were $10,000 and $12,000 as of June 30, 2017 and December 31, 2016, respectively.

Revenues from related party refer to the collaboration agreement with Pfizer, one of the Company’s stockholders. The Company recognized revenue of $0.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively (Note 8). As of June 30, 2017 and December 31, 2016, deferred revenue relating to the Pfizer Agreement was $2.5 million and $3.4 million, respectively. The amount due from Pfizer under the agreement was $27,000 and $0.1 million as of June 30, 2017 and December 31, 2016, respectively.

16. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $24,000 and $31,000 for the three months ended June 30, 2017 and 2016, respectively, and $202,000 and $172,000 for the six months ended June 30, 2017 and 2016, respectively.

17. Net Loss Per Share

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	6,907,038	6,140,230	7,048,959	6,045,639
Total	6,907,038	6,140,230	7,048,959	6,045,639

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share is as follows (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	(25,216)	(14,176)	(33,473)	(30,205)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic and diluted	36,780,897	36,113,363	36,660,548	36,088,393
Net loss per share, basic and diluted	$(0.69)	$(0.39)	$(0.91)	$(0.84)

18. Subsequent Event

On July 19, 2017, the Company achieved GLP Tox Success Criteria under the CD71 Agreement entered into with AbbVie, which triggered a $15.0 million milestone payment to the Company. This milestone is expected to be recognized as revenue in its entirety during the quarter ended September 30, 2017.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on our Probody technology platform. We use our platform to create proprietary cancer immunotherapies against clinically-validated targets, such as PD-L1, and develop first-in-class cancer therapeutics against difficult-to-drug targets, such as CD166. Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. Our two lead programs, CX-072, a wholly-owned PD-L1-targeting Probody therapeutic and CX-2009, a first-in-class Probody drug conjugate targeting the highly expressed tumor antigen, CD166, are both currently being evaluated in Phase 1/2 studies. In addition, both CX-072 and CX-2009 are part of PROCLAIM (Probody Clinical Assessment in Man) (“PROCLAIM”), an international umbrella clinical trial program that provides clinical trial sites with access to our novel therapies under one central protocol. In addition to our proprietary programs, we are collaborating with strategic partners, including AbbVie Ireland Unlimited Company (“AbbVie”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc. (“ImmunoGen”), MD Anderson Cancer Center (“MD Anderson”) and Pfizer Inc. (“Pfizer”). The two most advanced programs from our collaborations are a Probody therapeutic directed against CTLA-4, the target of the BMS immune checkpoint inhibitor, Yervoy and CX-2029, a CD71 targeting Probody Drug Conjugate being advanced with AbbVie. BMS has initiated IND-enabling studies for the CTLA-4-directed Probody therapeutic discovered within the collaboration and clinical trial initiation is anticipated by early 2018. We have initiated IND-enabling studies for CX-2029, a CD-71-directed Probody therapeutics in co-development with AbbVie and an IND filing is anticipated in 2018.

We currently have two product candidates in clinical trials but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $25.2 million for the three months ended June 30, 2017 and $33.5 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $209.8 million. We expect to continue to incur significant losses for the foreseeable future.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the quarter ended June 30, 2017.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. For example, we received clearance from the FDA for our IND for CX-072 in December 2016 and treated our first patient in our Phase 1/2 clinical trial in January 2017. We also received clearance from the FDA for our IND for CX-2009 in May 2017 and treated our first patient in our Phase 1/2 clinical trial in June 2017. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Interest Income, net

Interest income primarily consists of interest income from our cash equivalents and short-term investments and interest costs related to amortization of premiums on our short-term investments.

Other Income (Expense), net

Other income (expense), net consists primarily of gain and losses related to changes in currency exchange rates.

Results of Operations

For the Three and Six Months Ended June 30, 2017 and 2016.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Total revenues	$8,752	$3,094	$5,658	$20,405	$5,317	$15,088

Revenue increased $5.7 million during the three months ended June 30, 2017 compared to the corresponding period in 2016. The increase in revenue was primarily due to an increase of $4.6 million in recognized revenue related to the recognition of the an upfront payment we received from BMS in connection with the expansion of our collaboration pursuant to an amendment of our Collaboration and License Agreement that we entered into in March 2017 (the “BMS Amendment”), an increase of $0.7 million in recognized revenue related to the recognition of an upfront payment we received pursuant to the Development and Licensing Agreement and Discovery Collaboration and Licensing Agreement we entered into with AbbVie in April 2016 (collectively the “AbbVie

Agreements”), and an increase of $0.5 million in recognized revenue related to payments made by BMS in connection with the selection of its fourth target under our Collaboration and License Agreement entered into in 2014 (the “BMS Agreement”).

Revenue increased $15.1 million during the six months ended June 30, 2017 compared to the corresponding period in 2016. The increase in revenue was primarily due to $6.5 million in recognized revenue triggered by our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement with ImmunoGen, which we entered into in January 2014, an increase of $4.6 million in recognized revenue related to recognition of an upfront payment we received from BMS in connection with the expansion of our collaboration, an increase of $2.3 million in recognized revenue related to the recognition of the upfront payment we received pursuant to the AbbVie Agreements, an increase of $1.3 million in recognized revenue related to payments made by BMS in connection with the selection of its fourth targets under our Collaboration and License Agreement, and an increase of $0.9 million in recognized revenue due to the acceleration of the research timeline triggered by BMS’s selection of fourth target under the BMS Agreement.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Research and development expenses	$28,076	$12,705	$15,371	$42,652	$26,070	$16,582

Research and development expense increased $15.4 million during the three months ended June 30, 2017 compared to the corresponding period in 2016. The increase was attributable to a $10 million sublicense payment made to UCSB, which was triggered by the receipt of the $200 million upfront payment made by BMS in connection with our expanded collaboration, an increase of $2.8 million to advance CX-072 and CX-2009 into Phase 1/2 clinical development, an increase of $1.0 million in milestone payments to UCSB triggered by the development of CX-2009, an increase of $1.0 million in facilities-related expenses incurred during the period, and an increase of $0.8 million in personnel-related expense due to an increase in headcount.

Research and development expense increased $16.6 million during the six months ended June 30, 2017 compared to the corresponding period in 2016. The increase was attributable to a one-time $10 million sublicense payment made to UCSB which was triggered by the $200 million upfront payment made by BMS in connection with our expanded collaboration, an increase of $4.6 million to advance CX-072 and CX-2009 into Phase 1/2 clinical development, an increase of $2.0 million in facilities-related expenses incurred during the period, an increase of $1.5 million in personnel-related expenses due to an increase in headcount, and an increase of $0.6 million in expenses related to acquisitions with respect to our patent portfolio, which expenses were partly offset by a decrease of $2.9 million in manufacturing expenses for our CX-072 and CX-2009 programs.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
General and administrative expenses	$6,049	$4,647	$1,402	$11,740	$9,687	$2,053

General and administrative expense increased $1.4 million during the three months ended June 30, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase of $0.6 million in personnel-related expenses due to an increase in headcount, an increase of $0.4 million in severance payment, and an increase of $0.3 million in facilities-related expenses incurred during the period.

General and administrative expense increased $2.1 million during the six months ended June 30, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase of $1.2 million in personnel-related expense due to an increase in headcount, an increase of $0.5 million in facilities-related expenses incurred during the period and an increase of $0.4 million in severance payment.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Interest income, net	$357	$195	$162	$594	$332	$262
Other income (expense), net	(174)	(110)	(64)	(54)	(91)	37
Total Interest and other income	$183	$85	$98	$540	$241	$299

Interest Income, net

Interest income increased $0.2 million during the three months ended June 30, 2017 compared to the corresponding period in 2016. The increase was primarily attributable to lower amortization of premiums on our short-term investments.

Interest income increased $0.3 million during the six months ended June 30, 2017 compared to the corresponding period in 2016. The increase was primarily attributable to lower amortization of premiums on our short-term investments.

Other Income (Expense), Net

Other income (expense) was relatively flat during the three months ended June 30, 2017 compared to the corresponding period in 2016.

Other income (expense) was relatively flat during the six months ended June 30, 2017 compared to the corresponding period in 2016.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2017, we had cash, cash equivalents and short-term investments of $335.9 million and an accumulated deficit of $209.8 million, compared to cash and cash equivalents of $181.9 million and an accumulated deficit of $176.4 million as of December 31, 2016. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund our operations into 2020. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-072 and CX-2009, are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or both of these product candidates in clinical development, acceleration of one or both of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

 Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$154,109	$10,214
Net cash provided by (used in) investing activities	12,549	(7,901)
Net cash provided by financing activities	1,557	244
Net increase in cash and cash equivalents	$168,215	$2,557

Cash Flows from Operating Activities

During the six months ended June 30, 2017, cash provided by operating activities was $154.1 million, which consisted of a net loss of $33.5 million, adjusted by non-cash charges of $6.9 million and a net increase of $180.7 million in our net operating assets. The non-cash charges primarily consisted of $5.8 million in stock-based compensation, $0.8 million in depreciation and amortization and $0.3 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $179.7 million in deferred revenue, which was primarily due to a $200.0 million upfront payment from BMS in connection with the BMS Amendment entered into in March 2017, which increase was partially offset by the recognition of upfront fees of $13.8 million under certain of our collaboration agreements and $6.5 million in recognized revenue from our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement and an increase of $2.1 million in accounts receivable. These increases were partially offset by $0.7 million in prepaid expenses and other current assets and $0.3 million in other assets.

During the six months ended June 30, 2016, cash provided by operating activities was $10.2 million, which consisted of a net loss of $30.2 million, adjusted by non-cash charges of $6.5 million and a net increase of $33.9 million in our net operating assets. The non-cash charges primarily consisted of $4.9 million in stock-based compensation, $0.8 million in depreciation and amortization and $0.8 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $35.4 million in deferred revenue, which was primarily due to a $30.0 million upfront payment from AbbVie in connection with AbbVie Agreements and a $10.0 million milestone payment from BMS in connection with its selection of a third target, an increase of $2.3 million in accrued liabilities and an increase of $0.5 million in accounts receivable and other assets. Such increase was partially offset by a decrease of $3.2 million in accounts payable and $1.1 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, cash provided by investing activities was $12.5 million, which consisted of $68.0 million in proceeds received upon the maturity of marketable securities. Such increase was partially offset by $54.2 million used in the purchase of short-term investments and $1.3 million of capital expenditures used to purchase property and equipment.

During the six months ended June 30, 2016, cash used in investing activities was $7.9 million, which consisted of $97.9 million in purchases of short-term investments and $0.7 million of capital expenditures to purchase property and equipment. Such uses were partially offset by $90.7 million received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options.

During the six months ended June 30, 2016, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and repayment of stockholder notes.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period(1)
	2017 (2)	2018	2019	2020	2021 +	Total
Operating leases(3)	$1,853	$4,374	$4,506	$4,641	$29,503	$44,877
Total contractual obligations	$1,853	$4,374	$4,506	$4,641	$29,503	$44,877

(1)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.
(2)	Remainder of the year
(3)	We lease our current facility under a long-term operating lease, which expires in 2026.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We do intend to rely on other exemptions provided by the JOBS Act, including, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $335.9 million as of June 30, 2017 and cash, cash equivalents and short-term investments of $181.9 million as of December 31, 2016, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Due to the short-term duration of our investment portfolio and low risk profile of our investments, an immediate 100 basis point increase in interest rates would not have material effect on the fair value of our portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2017, we had an accumulated deficit of $209.8 million. For the three and six months ended June 30, 2017, our net loss was $25.2 million and $33.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2017, we had $335.9 million in cash, cash equivalents and investments. Based on our current operating plan, we expect our existing capital resources will be sufficient to fund our operations into 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sale of our convertible preferred securities and payments received under our collaboration agreements. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our product candidates are in early stages of development and only two have been tested in a human subject to date. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all but two of our product candidates are in preclinical stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

•	conditions imposed by the United States Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;
•	high drop-out rates of research subjects;
•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	poor effectiveness of our product candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•

delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

In addition, our current and future clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Our Phase 1/2 clinical trial of CX-072 was initiated in January 2017 and was the first time CX-072 had been administered to cancer patients. It is possible that patients enrolled in our Phase 1/2 clinical trial of CX-072 or any future clinical trials we commence for other product candidates could respond in unexpected ways. For instance, our Phase 1/2 clinical trial is being conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. In addition, certain arms of our clinical trial of CX-072 enroll patients with tumor types that are not known to be responsive to PD-L1 agents and therefore may be less likely to show effectiveness. Furthermore, a portion of our Phase 1/2 clinical trial includes the administration of CX-072 in combination with Yervoy® (ipilimumab) or Zelboraf®(vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events.

Furthermore, we treated the first patient in our Phase 1/2 clinical trial of CX-2009 in June 2017. CX-2009 targets CD-166, an antigen that has not been targeted previously in human beings. The effects in human beings of targeting CD-166, a target that is broadly expressed on normal tissue, are not known and could create unacceptable toxicity or fail to result in anti-tumor activity. We could find that targeting CD-166 is not efficacious.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating. For example, CX-072 is directed against PD-L1 and there are currently hundreds of clinical studies exploring the use of PD-1 and PD-L1 agents. As such, there can be no assurance that patients will choose to enroll in our study. In addition, many oncologists and their patients may choose to use an approved PD-1 or PD-L1 agent rather than participate in a clinical trial. Furthermore, the part of our Phase 1/2 clinical trial of CX-072 in which patients are treated with the combination of CX-072 and vemurafenib can only enroll those patients who do not have access to MEK inhibitors because the standard of care when MEK inhibitors are available is to combine a PD-1 or PD-L1 agent with a BRAF inhibitor (like vemurafenib) and a MEK inhibitor. This may have an impact on enrollment in this part of the trial. In addition, our Phase 1/2 clinical trial of CX-2009 studies patients who have one of seven specific tumor types rather than patients suffering from any cancer, which may limit the rate of enrollment of the trial.

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

We plan to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, Probody Drug Conjugates (“PDCs”) and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our Probody platform is both preliminary and limited.

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when administered in a human, protease levels in the tumor may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody and reduce the potential to limit the toxicity of the anti-cancer agent. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may result in unforeseen events when administered in humans. Furthermore, Probody product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into our Probody platform and any product candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

Further, we are not aware of any company currently in clinical development with a therapeutic using a prodrug approach to antibody drug development and no regulatory authority has granted approval for a therapeutic of this kind. As such, we believe the FDA and foreign regulatory authorities have limited clinical experience with Probody-based therapeutics in oncology and no clinical experience in other disease areas. The only clinical experience thus far with Probody based therapeutics comes from the first few cohorts of our trials of CX-072 and CX-2009, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence clinical trials for products other than CX-072 and CX-2009 or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we are able to initiate a clinical trial there. As a result, we and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our Probody technologies prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Since 2013, we have entered into collaborations with Pfizer, BMS, ImmunoGen and AbbVie to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, Pfizer allowed its option to select a fourth target pursuant to our collaboration agreement lapse in May 2016, discontinued its epidermal growth factor receptor (“EGFR”) program and has not yet advanced any program to clinical candidate stage. As a result, the development and potential commercialization of any product candidates for the targets covered by our collaboration agreement with Pfizer could be delayed. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its programs being developed under our collaboration. Further, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical or clinical trial results, changes in the collaborators’ strategic focus or available funding or resources, or external factors such as an acquisition that diverts resources or creates competing priorities;

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

In addition, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement or to forego the selection of target product candidates (as Pfizer has done with respect to its fourth target), we may decide, in some cases, to independently develop these product candidates, including funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, to abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement.

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

We rely on third parties to conduct some of our preclinical studies and all of our clinical trials and intend to continue to do so, and if such third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct clinical trials. As such, we currently rely and intend to continue to rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor clinical trials of our product candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as one of our manufacturers going out of business, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties, especially that of CX-2009 and CX-2029, and supply chain issues may seriously disrupt our product supply. In addition, we expect to the logistical challenges associated with our supply chain to grow more complex as additional product candidates, such as CX-2029, commence any clinical trials.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

It may prove more challenging to manufacture products that incorporate our technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trials for CX-072 and CX-2009, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all, although we have been able to successfully manufacture clinical quantities of CX-072 and CX-2009. In particular, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We are aware of several companies that are developing cancer immunotherapies and ADCs, including certain companies that are exploring antibody masking strategies. Many of these companies are well-capitalized and have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CX-072, CX-2009 and our other product candidates, as well as function as a public company. We have conducted limited product development to date and have not begun clinical trials for any of our product candidates, other than CX-072 and CX-2009. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third-parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all.  Furthermore, our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072, CX-2009 and any other product candidates we may conduct clinical trials for in the future. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants we may utilize, may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any current or future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our product candidates could be delayed.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of July 10, 2017, we solely own 47 patents and 140 pending patent applications; we co-own six patents and six pending patent applications with UC, acting through its Santa Barbara Campus and two patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we have licensed seventeen patents and seven pending patent applications that cover compositions and methods related to the screening and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also exclusively licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty (“PCT”) is usually filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the United States, European Union, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, Brazil, China, Hong Kong, India, Israel, Mexico, New Zealand, Russia, Singapore, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

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

Our licenses from UCSB and ImmunoGen impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

Our product candidates are in preclinical development or at the beginning of clinical development and their risk of failure is high. We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We commenced a Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

Commencement of clinical trials is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. However, even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. Additionally, U.S. federal government agencies currently face potentially significant spending reductions, which may further impact healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through August 4, 2017, our stock had high and low sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of June 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 42% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the consummation of the IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

As a public company, and particularly after we are no longer an emerging growth company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Nevertheless, in order to maintain our compliance with the Sarbanes-Oxley Act, we will need to continue to dedicate internal resources, engage outside consultants to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate-through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.

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

CytomX Therapeutics, Inc.

Date: August 7, 2017	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 7, 2017	By:	/s/ Debanjan Ray
Debanjan Ray
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Except as so indicated in Exhibits 32.1, 32.2 and 101, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1/A	8/28/2015	4.2
10.1+	Separation Agreement, dated May 15, 2017, by and between the Company and Robert C. Goeltz.				X
10.2+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Debanjan Ray, dated as of May 15, 2017.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
op

+	Indicates a management contract or compensatory plan.

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