Form 10-Q
period 2017-09-30
CytomX Therapeutics, Inc.
filed 2017-11-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 3, 2017, 38,408,626 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

•	our receipt and timing of any milestone payments or royalties under any existing or future research collaboration and license agreements or arrangements;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our expectations and beliefs regarding the evolution of the market for cancer therapies and development of the oncology industry;
•	our ability to identify and develop products for novel cancer targets;
•	our dependence on existing and future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in such collaborations;
•	our ability to identify and develop product candidates for treatment of additional disease indications;
•	our or an existing or future collaborator’s ability to obtain and maintain regulatory approval of any of our or such collaborator’s product candidates;
•	the rate and degree of market acceptance of any approved product candidates;
•	the commercialization of any approved product candidates;
•	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in the collaborations;
•	the implementation of our business model and strategic plans for our business, technologies and product candidates;
•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;
•	our ability to obtain additional funds for our operations;
•	our or any existing or future collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;
•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;
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

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited))	(audited) (1)
Assets
Current assets:
Cash and cash equivalents	$284,225	$104,645
Short-term investments	47,050	77,293
Accounts receivable	40,183	2,159
Related party accounts receivable	68	154
Prepaid expenses and other current assets	4,848	3,896
Total current assets	376,374	188,147
Property and equipment, net	4,087	4,392
Intangible assets	1,641	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	3,071	2,973
Total assets	$387,039	$199,128
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,869	$6,596
Accrued liabilities	11,444	8,824
Deferred revenues, current portion	56,928	20,347
Total current liabilities	71,241	35,767
Deferred revenue, net of current portion	267,996	83,803
Deferred tax liability	520	513
Other long-term liabilities	1,803	566
Total liabilities	341,560	120,649
Commitments and contingencies
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2017 and December 31, 2016.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 37,095,462 and 36,490,169 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	265,625	254,871
Accumulated other comprehensive loss	(61)	(27)
Accumulated deficit	(220,086)	(176,366)
Total stockholders' equity	45,479	78,479
Total liabilities and stockholders' equity	$387,039	$199,128

__________________________________

(1)

The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$23,662	$2,829	$43,121	$7,151
Revenues from related party	482	625	1,429	1,620
Total revenues	24,144	3,454	44,550	8,771
Operating expenses:
Research and development	28,920	13,337	71,573	39,407
General and administrative	6,249	5,033	17,989	14,720
Total operating expenses	35,169	18,370	89,562	54,127
Loss from operations	(11,025)	(14,916)	(45,012)	(45,356)
Interest income, net	806	210	1,400	542
Other income (expense), net	(47)	45	(101)	(46)
Loss before provision for income taxes	(10,266)	(14,661)	(43,713)	(44,860)
Provision (benefit) for income taxes	(19)	1	7	7
Net loss	$(10,247)	$(14,662)	$(43,720)	$(44,867)
Net loss per share, basic and diluted	$(0.28)	$(0.40)	$(1.19)	$(1.24)
Shares used to compute net loss per share, basic and diluted	36,947,129	36,324,805	36,757,119	36,168,026
Other comprehensive loss:
Changes in unrealized (losses) / gains on short-term investments	49	(72)	(34)	82
Total other comprehensive (loss) / income	49	(72)	(34)	82
Comprehensive loss	$(10,198)	$(14,734)	$(43,754)	$(44,785)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(43,720)	$(44,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of property and equipment	(1)	—
Depreciation and amortization	1,241	1,243
Accretion of discount on investments	392	1,256
Stock-based compensation expense	8,537	7,473
Non-cash acquisition of in-process research and development asset charged to expense	10,700	—
Issuance of stock in connection with services	—	159
Deferred income taxes	7	6
Changes in operating assets and liabilities
Accounts receivable	1,976	132
Related party accounts receivable	86	165
Prepaid expenses and other current assets	(952)	(2,102)
Other assets	(98)	138
Accounts payable	(3,495)	(4,059)
Accrued liabilities and other long-term liabilities	4,124	4,087
Deferred revenue	169,574	32,401
Net cash provided by operating activities	148,371	(3,968)
Cash flows from investing activities:
Purchases of property and equipment	(1,325)	(1,574)
Purchases of short-term investments	(54,183)	(121,517)
Maturities of short-term investments	84,000	126,500
Net cash provided by / (used in) investing activities	28,492	3,409
Cash flows from financing activities:
Proceeds from exercise of stock options	2,717	429
Proceeds from stockholder notes	—	78
Payment of deferred offering costs	—	(12)
Net cash provided by financing activities	2,717	495
Net increase in cash and cash equivalents	179,580	(64)
Cash and cash equivalents, beginning of period	104,645	59,822
Cash and cash equivalents, end of period	$284,225	$59,758

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	79	58
Non-cash acquisition of in-process research and development asset charged to expense	10,700	—

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

2. Liquidity

Since inception, the Company has incurred recurring net operating losses. As of September 30, 2017 and December 31, 2016, the Company had an accumulated deficit of $220.1 million and $176.4 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the Company’s initial public offering (“IPO”), sales of its convertible preferred securities and payments received under its collaboration agreements. As of September 30, 2017 and December 31, 2016, the Company had cash, cash equivalents and short-term investments of $331.3 million and $181.9 million, respectively.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three and nine months ended September 30, 2016, a reclassification of interest expense to interest income was made in the condensed statements of operations to conform to the current period presentation.

The December 31, 2016 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Customers who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	34%	52%	41%	61%	1%	93%
Customer C	64%	30%	41%	21%	—	—
Customer B	2%	18%	3%	18%	—	7%
Customer D	—	—	15%	—	—	—
Customer E	—	—	—	—	99%	—

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development (“IPR&D”). IPR&D acquired through a business combination is capitalized as indefinite-lived intangible asset, regardless of whether the IPR&D asset has alternative future use. IPR&D not acquired through a business combination is capitalized if it has an alternative future use and expensed if it does not have an alternative future use. The Company assesses impairment indicators annually or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for the Company’s technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

classification of those taxes paid on the statement of cash flows. The Company adopted ASU No. 2016-09 in the first quarter of 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. Adoption of this guidance did not have a material impact on the Company’s financial statements or its tax position.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company will adopt this ASU on January 1, 2018, using the modified retrospective approach. As part of the Company’s assessment work to date, it has formed an implementation work team to assess what impact the provisions of ASU 2014-09, if any, may have on the Company’s financial statements. The Company is completing an assessment of the potential impact from adopting this new standard on its financial reporting and disclosures. The Company will continue to evaluate the potential impact of the new standard, and its preliminary assessments are subject to change. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of its assessment and implementation plans.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for the Company on January 1, 2020. The Company is in the process of evaluating the future impact of ASU No. 2016-13 on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company is in the process of evaluating the future impact of ASU No. 2016-18 on its financial statements.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This accounting standard update provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

4. Fair Value Measurements and Short-Term Investments

In accordance with Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, the Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets. Level I assets consist primarily of highly liquid money market funds and U.S. Treasury securities.

The following tables set forth the fair value of the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

	September 30, 2017
	Level I	Level II	Level III	Total
Assets
Money market funds	$273,227	$—	$—	$273,227
Restricted cash (money market funds)	917	—	—	917
U.S. Treasury securities	47,050	—	—	47,050
Total	$321,194	$—	$—	$321,194

	December 31, 2016
	Level I	Level II	Level III	Total
Assets
Money market funds	$89,626	$—	$—	$89,626
Restricted cash (money market funds)	917	—	—	917
U.S. Treasury securities	—	77,293	—	77,293
Total	$90,543	$77,293	$—	$167,836

The following tables set forth the gross unrealized gains and losses on the Company’s investments (in thousands), none of which have been deemed to be other than temporarily impaired. The Company intends and has the ability to hold the following investments until their recovery.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Money market funds	$273,227	$—	$—	$273,227
Restricted cash (money market funds)	917	—	—	917
U.S. Treasury securities	47,086	—	(36)	47,050
Total securities	$321,230	$—	$(36)	$321,194

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Money market funds	$89,626	$—	$—	$89,626
Restricted cash (money market funds)	917	—	—	917
U.S. Treasury securities	77,295	8	(10)	77,293
Total securities	$167,838	$8	$(10)	$167,836

The following tables set forth the contractual maturities of the securities listed above:

September 30, 2017
Due within one year	$321,194
Total	$321,194

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Machinery and equipment	$6,601	$5,973
Computer equipment and software	897	888
Furniture and fixtures	643	651
Leasehold improvements	701	578
Construction in progress	86	45
Total property and equipment	8,928	8,135
Less: accumulated depreciation and amortization	(4,841)	(3,743)
Property and equipment, net	$4,087	$4,392

Depreciation and amortization expense was $368,000 and $443,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

6. Goodwill and Intangible Assets

Goodwill and in-process research and development (“IPR&D”) assets resulted from a series of integrated financing transactions in 2010 that was accounted for as a business combination. The in-process research and development relates to the Company’s proprietary Probody technology platform and is accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Goodwill and intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Goodwill	$949	$949
In-process research and development	1,641	1,750

In connection with the collaboration agreements, the Company began amortizing the IPR&D in 2017. The IPR&D is being amortized over the estimated lives of the patents which average 12 years. The amortization for the three and nine months ended September 30, 2017 was $109,000.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Research and clinical expenses	$7,324	$3,909
Payroll and related expenses	2,889	3,971
Legal and professional expenses	1,094	264
Property and equipment	—	331
Other accrued expenses	137	349
Total	$11,444	$8,824

8. Research and Collaboration Agreements

AbbVie Ireland Unlimited Company

On April 21, 2016, the Company and AbbVie Ireland Unlimited Company (“AbbVie”) entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a Probody Drug Conjugates (“PDC”) against CD71, with the Company responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies.  The Company will assume 35% of the net profits or net losses related to later development unless it opts-out. If the Company opts-out from participation of co-development of the CD71 PDC, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 PDC. AbbVie, at its sole discretion, may stop development of any CD71 PDC and terminate the CD71 Agreement if the Company does not meet certain preclinical research criteria by the applicable deadline. In such case, the Company and AbbVie may evaluate and approve an alternate CD71 PDC. If such alternate CD71 PDC is approved, then the Company and AbbVie will, in good faith, negotiate amendments to the timelines and, if necessary, the content in the research and development plan and budget and extensions to the deadlines to achieve defined success criteria.

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of the associated license fees), which the Company recognized as revenues during the period, from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement.

Under the terms of the Discovery Agreement, AbbVie receives exclusive worldwide rights to develop and commercialize PDC against up to two targets, one of which was selected in March 2017. The Company shall perform research services to discover the Probodies

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The upfront payments under the AbbVie Agreements are allocated between two units of accounting based on the estimated relative selling prices of each unit. In order to determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company recognizes the allocated amounts ratably over the estimated research service period of five years. The Company recognized revenue of $15.4 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $18.1 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively, related to the AbbVie Agreements. The $15.4 million and $18.1 million of revenues recognized for the three and nine months ended September 30, 2017, respectively, include a $14.0 million milestone payment (net of the associated license fees), the Company received from AbbVie, offset by $1.0 million of sublicense fees paid, as a result of the Company achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. As of September 30, 2017 and December 31, 2016, deferred revenue related to the CD71 unit of accounting was $14.7 million and $17.7 million, respectively, and deferred revenue related to the Discovery Agreement unit of accounting was $7.3 million and $8.9 million, respectively.

Amgen, Inc.

On September 29, 2017, the Company and Amgen, Inc. (“Amgen”) entered into a Collaboration and License Agreement (the “Amgen Agreement”). Pursuant to the Amgen Agreement, the Company received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, the Company and Amgen entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Amgen agreed to purchase 1,156,069 shares of the Company’s common stock, par value $0.00001 per share, at a price of $17.30 per share (calculated based on a 20-day volume-weighted average price), for total proceeds of $20.0 million, which the Company received on October 6, 2017, the closing date of the transaction. On the closing date, the Registration Rights Agreement (the “Registration Rights Agreement”) between the Company and Amgen went into effect. Pursuant to the Registration Rights Agreement, Amgen agreed not to dispose of any of the shares purchased during the six-month period following the closing date (the “lock-up period”) without the prior approval of a majority of the Company’s Board of Directors. The Company estimated a premium on the stock sold to Amgen of $0.5 million, which takes into account a discount due to the lack of marketability and the six-month lockup period.

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a Probody T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). The Company will be responsible for early-stage development of EGFR Products and all related costs (up to certain pre-set costs and certain limits based on clinical study size). Amgen will be responsible for late-stage

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low- to mid-double digit percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall only receive royalties in the low- to mid-double digit percentage of commercial sales outside of the U.S..

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen will collaborate in the research and development of Probody T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement, Amgen’s option to select the two additional targets does not represent a deliverable of the agreement because it is a substantive option and was not issued at a significant or incremental discount.

CytomX has the option to select, from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell engaging bispecific product from the Amgen pre-clinical pipeline. CytomX will be responsible, at its expense, for converting this program to a Probody T-cell engaging bispecific product, and thereafter, be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

The Company considered the criteria for combining contracts in ASC 605 and determined that the Amgen Agreement and the Purchase Agreement should be combined into one contract. The Company accounted for the Amgen Agreement based on the fair values of the assets and services exchanged. The Company identified the following significant deliverables at the inception of the Amgen Agreement: (1) the research, development and commercialization license, (2) the research and development services for the EGFR Products and the Amgen Other Product, and (3) the obligation to participate in the joint steering committee (“JSC”) and the joint research committee (JRC”). The Company determined that research, development and commercialization license and the participation in the JSC and JRC do not have stand-alone value from the research and development services and therefore those deliverables were combined into one unit of accounting. The Amgen Other Products will be accounted for as a separate unit of accounting from the EGFR Products as each has a standalone value to Amgen.

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that is co-owned with UCSB under its existing license agreement entered into in 2010 with UCSB. This sublicense was incremental to the patents, patent applications and knowhow covering T-cell engaging bispecific Probody molecules that is developed and owned by CytomX and licensed to Amgen. Under the existing agreement with UCSB, the Company is obligated to make a royalty payment to UCSB equal to 15% of certain kinds of proceeds from the sublicense of the technology. The Company determined that the calculation of the sublicense fee is not specifically addressed in the sublicense agreement when the Company simultaneously licenses the UCSB technology along with the technology the Company has developed internally. As of September 30,2017, the Company recorded an accrued liability of $1.2 million, which represents the Company’s current estimate of the amount to be remitted to UCSB. The Company expects to have a resolution on this estimate in 2017.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of our equity, was allocated between two units of accounting based on the estimated relative standalone selling price of each unit. To determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company will recognize the allocated amounts ratably over the estimated research service period.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The $10.7 million allocated to the CytomX Product was recorded to research and development expense because it has no alternative future uses, and the $0.5 million premium was recorded to equity, together with the proceeds from the sale of our common stock, which closed in October 2017. The estimated fair value of assets and services received approximates the total fair value of consideration given, resulting in no gain or loss recognized on the transaction.

The Company did not recognize any revenue for the three months ended September 30, 2017 as the research term commenced close to the end of the quarter. As of September 30, 2017, deferred revenue relating to the Amgen Agreement was $51.2 million. The amount due from Amgen under the Amgen Agreement was $40.0 million as of September 30, 2017.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The Company received an upfront payment from BMS under the Amendment of $200.0 million in May 2017. Upon receipt of the upfront payment from BMS, the Company made a payment of $10.0 million to the Regents of the University of California (“UC”), acting through its Santa Barbara campus, under the terms of our exclusive license agreement with UC. The upfront payment was recorded as deferred revenue and is being recognized on a ratable basis over the estimated performance period of eight years. In addition, the Company concluded the Amendment to be a modification of the BMS Agreement. As a result, the Company is currently recognizing the remaining deferred revenue balance relating to the upfront payment received under the BMS Agreement as of the Amendment Effective Date prospectively over the new estimated performance period of eight years.

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

The Company recognized revenue of $8.2 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $18.4 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, deferred revenue relating to the BMS Agreement was $243.1 million and $60.9 million, respectively. The amount due from BMS under the BMS Agreement was $0.2 million and $2.2 million as of September 30, 2017 and December 31, 2016, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. ImmunoGen discontinued one of the two programs being developed under the ImmunoGen Agreement in July 2017 and substitution rights for this program terminated in February 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon termination of the program. ImmunoGen continues research work on the second collaboration target.

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

In consideration for the exclusive development and commercialization license that may be obtained by ImmunoGen, the Company is entitled to receive up to $30.0 million in development and regulatory milestone payments per the research program target, up to $50.0 million in sales milestone payments per target and royalties in the mid-single digits on the commercial sales of any resulting product. For the development and commercialization license that may be obtained by the Company, ImmunoGen is entitled to receive up to $60.0 million in development and regulatory milestone payments, up to $100.0 million in sales milestone payments and royalties in the mid to high single digits on the commercial sales of any resulting product. In August 2017, the Company made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue, of which $13.0 million, or $6.5 million per target, was allocated to the unit of accounting comprised of the research license, research services, participation in the joint research committee and the development and commercialization license, and $0.2 million was allocated to the future technological improvements. The Company is currently recognizing the $13.0 million upon delivery of the development and commercialization licenses.

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

In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for one of the two targets under the ImmunoGen Agreement. Revenue for the three months ended September 30, 2017 and 2016 was $0.1 million and $0, respectively. The Company recognized revenue of $6.6 million and $0 million related primarily to the allocated revenue to the exercise of the development and commercialization license for this target for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, deferred revenue relating to the ImmunoGen Agreement was $6.6 million and $13.2 million, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. In October 2017, the Company extended the research term of the agreement. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on October 23, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The impact of this agreement was not material for the financial statements for the three and nine months ended September 30, 2017 and 2016.

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

The Company recognized revenue of $0.5 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively and $1.4 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, deferred revenue relating to the Pfizer Agreement was $2.1 million and $3.4 million, respectively. The amount due from Pfizer under the Agreement was $0.1 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The Company incurred expenses of $1.7 million and $0 million for the three months ended September 30, 2017 and 2016, respectively and $12.0 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively, to the UC Regents under the provisions of the UC Agreement. See Note 8 under Amgen for a discussion of the $1.2 million estimated sublicense fee payable to the UC Regents.

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

The Lease provides for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months will be approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company was entitled to an improvement allowance of up to $12.6 million, of which $2.3 million is recoverable by the landlord through an increase in rent which continues through the expiration of the initial lease term.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as a non-current asset on its balance sheet at September 30, 2017 and December 31, 2016.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The future minimum lease payments for all of the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2017 (three months remaining)	$1,173
2018	4,723
2019	4,855
2020	4,990
2021 and beyond	31,511
Total	$47,252

Rent expense was $1.1 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $3.2 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. The amount for the nine months ended September 30, 2016 included a one-time adjustment of $0.2 million to deferred rent pursuant to the termination of the Company’s previous lease for former office and laboratory space.

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of September 30, 2017 and December 31, 2016, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance as follows:

	September 30, 2017	December 31, 2016
Options issued and outstanding	6,603,015	6,158,746
Shares available for future stock option grants	2,551,424	2,493,188
Shares reserved under the ESPP	1,005,095	683,234
	10,159,534	9,335,168

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of September 30, 2017, 2,551,424 shares of common stock were available for future issuance under the 2015 Plan.

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

Activity under the Company’s stock option plans is set forth below:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price Per Share
Balances at December 31, 2016	6,158,746	$5.939
Options granted	1,786,420	12.414
Options exercised	(562,253)	4.168
Option forfeited/expired	(779,898)	9.028
Balances at September 30, 2017	6,603,015	$7.477
Options exercisable at September 30, 2017	3,627,011	$5.119

13. Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. 43,040 shares were issued under the ESPP during the nine months ended September 30, 2017.

Shares available for future purchase under the ESPP were 1,005,095 at September 30, 2017. The compensation expense related to the ESPP was $76,000 and $61,000 for the three months ended September 30, 2017 and 2016, respectively, and $207,000 and $82,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $51,000 of unrecognized compensation cost related to the ESPP, which we expect to recognize over 2 months.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

14. Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation expense:
Research and development	$1,267	$1,315	$3,813	$3,844
General and administrative	1,514	1,405	4,724	3,788
Total stock-based compensation expense	$2,781	$2,720	$8,537	$7,632

15. Related Party Transactions

Certain employees of Third Rock Ventures, a stockholder of the Company, provide consulting services to the Company. General and administrative expense for these services of $10,000 and $12,000 were recorded for the three months ended September 30, 2017 and 2016, respectively, and $28,000 and $36,000 were recorded for the nine months ended September 30, 2017 and 2016, respectively. The amounts outstanding and included in accounts payable were $10,000 and $12,000 as of September 30, 2017 and December 31, 2016, respectively.

Revenues from related party refer to the collaboration agreement with Pfizer, one of the Company’s stockholders. The Company recognized revenue of $0.5 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively (Note 8). As of September 30, 2017 and December 31, 2016, deferred revenue relating to the Pfizer Agreement was $2.1 million and $3.4 million, respectively. The amount due from Pfizer under the agreement was $68,000 and $0.1 million as of September 30, 2017 and December 31, 2016, respectively.

16. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $27,000 and $15,000 for the three months ended September 30, 2017 and 2016, respectively, and $229,000 and $187,000 for the nine months ended September 30, 2017 and 2016, respectively.

17. Net Loss Per Share

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options to purchase common stock	6,713,038	6,155,800	6,976,470	6,082,572
Total	6,713,038	6,155,800	6,976,470	6,082,572

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on our Probody technology platform. We use our platform to create proprietary cancer immunotherapies against clinically-validated targets, such as PD-L1, and develop first-in-class cancer therapeutics against difficult-to-drug targets, such as CD166. Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. Our two lead programs, CX-072, a wholly-owned PD-L1-targeting Probody therapeutic and CX-2009, a first-in-class Probody drug conjugate targeting the highly expressed tumor antigen, CD166, are both currently being evaluated in Phase 1/2 studies. In addition, both CX-072 and CX-2009 are part of PROCLAIM (Probody Clinical Assessment in Man) (“PROCLAIM”), an international umbrella clinical trial program that provides clinical trial sites with access to our novel therapies under one central protocol. In October 2016, we initiated IND-enabling studies of CX-188, our wholly-owned PD-1-targeting Probody therapeutic and anticipate filing an IND in the second half of 2018. In addition to our proprietary programs, we are collaborating with strategic partners, including AbbVie Ireland Unlimited Company (“AbbVie”), Amgen Inc. (“Amgen”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc. (“ImmunoGen”), MD Anderson Cancer Center (“MD Anderson”) and Pfizer Inc. (“Pfizer”). The two most advanced programs from our collaborations are a Probody therapeutic directed against CTLA-4, the target of the BMS immune checkpoint inhibitor, Yervoy and CX-2029, a CD71 directed Probody Drug Conjugate being advanced with AbbVie. BMS anticipates initiating a clinical trial of the CTLA-4-directed Probody therapeutic by early 2018. We have initiated IND-enabling studies for CX-2029 and an IND filing is anticipated in the first half of 2018. We are also advancing an EGFR targeting Probody T-Cell bispecific with Amgen.

We currently have two product candidates in clinical trials but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $10.2 million for the three months ended September 30, 2017 and $43.7 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $220.1 million. We expect to continue to incur significant losses for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

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

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we do generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaborations with AbbVie, Amgen, BMS, ImmunoGen and Pfizer, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates, and expand the breadth of our clinical stage pipeline. For example, we received clearance from the FDA for our IND for CX-072 in December 2016 and treated our first patient in our Phase 1/2 clinical trial in January 2017. We also received clearance from the FDA for our IND for CX-2009 in May 2017 and treated our first patient in our Phase 1/2 clinical trial in June 2017. In addition, we have initiated IND-enabling studies for both CX-188 and CX-2029. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Total revenues	$24,144	$3,454	$20,690	$44,550	$8,771	$35,779

Revenue increased $20.7 million during the three months ended September 30, 2017 compared to the corresponding period in 2016. The increase in revenue was primarily due to recognition of $14.0 million, net of the associated license fees, from the milestone payment we received from AbbVie as a result of the Company achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement, an increase of $6.3 million related to the recognition of the an upfront payment we received from BMS in connection with the expansion of our collaboration pursuant to an amendment of our Collaboration and License Agreement that we entered into in March 2017 (the “BMS Amendment”), an increase of $0.5 million related to the recognition of an upfront payment we received pursuant to the Development and Licensing Agreement and Discovery Collaboration and Licensing Agreement we entered into with AbbVie in April 2016 (collectively the “AbbVie Agreements”) resulting from the selection of a second target in October 2016, and an increase of $0.4 million in recognized revenue related to payments made by BMS in connection with the selection of its fourth target under our Collaboration and License Agreement entered into in 2014 (the “BMS Agreement”), which increases were partially offset by a $0.2 million of amortization of deferred research and development costs related to the AbbVie Agreements and a decrease in service revenue of $0.2 million resulting from decreased activities on the BMS and Pfizer programs.

Revenue increased $35.8 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The increase in revenue was primarily due to the recognition of $14.0 million, net of the associated license fees, from the milestone payment we received from AbbVie as a result of the Company achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement, an increase of $6.5 million in recognized revenue triggered by our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement with ImmunoGen, which we entered into in January 2014, an increase of $10.8 million related to the recognition of an upfront payment we received from BMS in connection with the expansion of our collaboration, an increase of $2.3 million related to the recognition of the upfront payment we received pursuant to the AbbVie Agreements, an increase of $1.4 million related to the recognition of payments made by BMS in connection with the selection of its fourth target under our Collaboration and License Agreement, and an increase of $0.7 million in recognized revenue due to the acceleration of the research timeline triggered by BMS’s selection of fourth target under the BMS Agreement.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Research and development expenses	$28,920	$13,337	$15,583	$71,573	$39,407	$32,166

Research and development expenses increased $15.6 million during the three months ended September 30, 2017 compared to the corresponding period in 2016. The increase was attributable to $10.7 million of IPR&D expense recognized as a result of the Amgen Agreement and a $1.2 million sublicense fee payable to UCSB as a result of the Amgen agreement, an increase of $1.7 million in pharmacology studies and clinical trial expenses resulting from the advancement of CX-072, CX-2009 and CX-2029 in 2017, an increase of $0.9 million in allocations resulting from increases in facilities-related expenses, an increase of $0.4 million in consulting and contracted services due primarily to regulatory filings and an increase of $0.4 million in personnel-related expense resulting from an increase in headcount.

Research and development expenses increased $32.2 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The increase was attributable to $10.7 million of IPR&D expense recognized as a result of the Amgen Agreement and a $1.2 million sublicense fee payable to UCSB as a result of the Amgen agreement, a $10.0 million sublicense payment made to UCSB which was triggered by the $200.0 million upfront payment made by BMS in connection with our expanded collaboration, an increase of $6.3 million to advance CX-072, CX-2009 and CX-2029 into Phase 1/2 clinical development, an increase of $2.7 million in facilities-related expenses incurred during the period, an increase of $2.3 million in personnel-related expenses due to an increase in headcount, an increase of $0.6 million in expenses related to acquisitions with respect to our patent portfolios and an increase of $0.4 million in consulting fees, which expenses were partially offset by a decrease of $3.0 million in manufacturing expenses for our CX-072 and CX-2009 programs.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
General and administrative expenses	$6,249	$5,033	$1,216	$17,989	$14,720	$3,269

General and administrative expenses increased $1.2 million during the three months ended September 30, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase of $0.3 million in personnel-related expenses due to an increase in headcount, an increase of $0.3 million in legal expenses and an increase of $0.4 million in consulting and public relations expenses.

General and administrative expenses increased $3.3 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase of $2.1 million in personnel-related expense due to an increase in headcount, an increase of $0.4 million in severance expense, an increase of $0.3 million in facilities-related expenses and an increase of $0.3 million in repairs and maintenance and general expenses.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Interest income, net	$806	$210	$596	$1,400	$542	$858
Other income (expense), net	(47)	45	(92)	(101)	(46)	(55)
Total Interest and other income	$759	$255	$504	$1,299	$496	$803

Interest Income, net

Interest income, net increased $0.6 million during the three months ended September 30, 2017 compared to the corresponding period in 2016. Interest income, net increased $0.9 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The increases for both the three months and the nine months ended September 30, 2017 were primarily attributable to lower amortization of premiums on our short-term investments.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $331.3 million and an accumulated deficit of $220.1 million, compared to cash and cash equivalents of $181.9 million and an accumulated deficit of $176.4 million as of December 31, 2016. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund our operations into 2020. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors describe under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-072, CX-2009, CX-2029 and CX-188 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or both of these product candidates in clinical development, acceleration of one or both of these product candidates in clinical development, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

 Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$148,371	$(3,968)
Net cash provided by investing activities	28,492	3,409
Net cash provided by financing activities	2,717	495
Net increase in cash and cash equivalents	$179,580	$(64)

Cash Flows from Operating Activities

During the nine months ended September 30, 2017, cash provided by operating activities was $148.4 million, which consisted of a net loss of $43.7 million, adjusted by non-cash charges of $20.9 million and a net increase of $171.2 million in our net operating assets. The non-cash charges primarily consisted of $8.5 million in stock-based compensation, $10.7 million in non-cash acquisition of in-process research and development expense, $1.2 million in depreciation and amortization and $0.4 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $169.6 million in deferred revenue, which was primarily due to a $200.0 million upfront payment from BMS in connection with the BMS Amendment entered into in March 2017, partially offset by the recognition of upfront fees of $23.9 million under certain of our collaboration agreements and $6.5 million in recognized revenue from our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement; an increase in accrued liabilities of $4.1 million due primarily to the accrual of the $1.2 million of sublicense fee payable to UCSB, $2.2 million increase in clinical expense accrual, and $1.2 million increase in long-term accrued liabilities resulting from deferred rent recorded on the new headquarter office; and an increase of $2.1 million in accounts receivable. These increases were partially offset by an increase of $1.0 million in prepaid expenses and other current assets, and a decrease of $3.5 million in accounts payable.

During the nine months ended September 30, 2016, cash used in operating activities was $4.0 million, which consisted of a net loss of $44.9 million, adjusted by non-cash charges of $10.1 million and a net increase of $30.8 million in our net operating assets. The non-cash charges primarily consisted of $7.5 million in stock-based compensation, $1.2 million in depreciation and amortization and $1.3 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $32.4 million in deferred revenue, which was primarily due to a $30.0 million upfront payment from AbbVie in connection with AbbVie Agreements and a $10.0 million milestone payment from BMS in connection with its selection of a third target and an increase of $4.1 million in accrued liabilities. Such increase was partially offset by a decrease of $4.1 million in accounts payable and $2.1 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, cash provided by investing activities was $28.5 million, which consisted of $84.0 million in proceeds received upon the maturity of marketable securities. Such increase was partially offset by $54.2 million used in the purchase of short-term investments and $1.3 million of capital expenditures used to purchase property and equipment.

During the nine months ended September 30, 2016, cash provided by investing activities was $3.4 million, which consisted of $126.5 million in proceeds received upon the maturity of marketable securities, offset by $121.5 million used in the purchase of short-term and long-term investments and $1.6 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activities consisted of proceeds from the exercise of stock options.

During the nine months ended September 30, 2016, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and repayment of stockholder notes.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period(1)
	2017 (2)	2018	2019	2020	2021 +	Total
Operating leases(3)	$1,173	$4,723	$4,855	$4,990	$31,511	$47,252
Total contractual obligations	$1,173	$4,723	$4,855	$4,990	$31,511	$47,252

(1)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.
(2)	Remainder of the year
(3)	We lease our current facility under a long-term operating lease, which expires in 2026.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days of prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $1.2 million as of December 31, 2016 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $331.3 million and $181.9 million as of September 30, 2017 and December 31, 2016, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Due to the short-

term duration of our investment portfolio and low risk profile of our investments, an immediate 100 basis point increase in interest rates would not have material effect on the fair value of our portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2017, we had an accumulated deficit of $220.1 million. For the three and nine months ended September 30, 2017, our net loss was $10.2 million and $43.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. To date we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company.

As of September 30, 2017, we had $331.3 million in cash, cash equivalents and investments. Based on our current operating plan, we expect our existing capital resources will be sufficient to fund our operations into 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock in conjunction with our IPO, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Our product candidates are in early stages of development and only two have entered into testing in human subjects to date. Our product candidates may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and only two of our product candidates are in clinical stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•

negative or inconclusive results from our clinical trials, the clinical trials of our collaborators or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•

product-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our product candidates;

•

delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the United States Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;
•	high drop-out rates of research subjects;
•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
•	greater than anticipated clinical trial costs;
•	poor effectiveness of our product candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•

delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

In addition, our current and future clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Our Phase 1/2 clinical trial of CX-072 was initiated in January 2017 and was the first time CX-072 had been administered to cancer patients. It is possible that patients enrolled in our Phase 1/2 clinical trial of CX-072 or any future clinical trials we commence for other product candidates could respond in unexpected ways. For instance, our Phase 1/2 clinical trial is being conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. In addition, certain arms of our clinical trial of CX-072 enroll patients with tumor types that are not known to be responsive to PD-L1 agents and therefore may be less likely to show effectiveness. Because certain PD-1 and PD-L1 agents are already approved for the treatment of some tumor types, we cannot test CX-072 on those tumor types and will not be able to obtain clinical information about how CX-072 acts in these tumors. Furthermore, a portion of our Phase 1/2 clinical trial includes the administration of CX-072 in combination with Yervoy® (ipilimumab) or Zelboraf®(vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events.

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

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of our product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. We may have insufficient internal resources to initiate and complete clinical studies of all of our product candidates. Our development programs may be delayed for a variety of reasons, including delays related to:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating. For example, CX-072 is directed against PD-L1 and there are currently hundreds of clinical studies exploring the use of PD-1 and PD-L1 agents. As such, there can be no assurance that patients will choose to enroll in our studies. In addition, many oncologists and their patients may choose to use an approved PD-1 or PD-L1 agent rather than participate in a clinical trial, particularly now as more global approvals for PD-1 and /or PD-L1 agents are continuing to be achieved in a growing list of cancer types. Furthermore, the part of our Phase 1/2 clinical trial of CX-072 in which patients are treated with the combination of CX-072 and vemurafenib can only enroll those patients who do not have access to MEK inhibitors because the emerging standard of care in jurisdictions where MEK inhibitors are available is to combine a PD-1 or PD-L1 agent with a BRAF inhibitor (like vemurafenib) and a MEK inhibitor. This may have an impact on enrollment in this part of the trial. In addition, our Phase 1/2 clinical trial of CX-2009 studies patients who have one of seven specific tumor types rather than patients suffering from any cancer, which may limit the rate of enrollment of the trial. As with the clinical studies of CX-072, our Phase 1/2 clinical trial of CX-2009 is also competing with hundreds of clinical studies with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates). Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials.

We could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, contract research organizations (“CROs”) and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

Further, we are not aware of any company currently in clinical development with a therapeutic using a prodrug approach to antibody drug development and no regulatory authority has granted approval for a therapeutic of this kind. As such, we believe the FDA and foreign regulatory authorities have limited clinical experience with Probody-based therapeutics in oncology and no clinical experience in other disease areas. The only clinical experience thus far with Probody based therapeutics comes from the first, ongoing trials of CX-072 and CX-2009, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence clinical trials for products other than CX-072 and CX-2009 or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we are able to initiate a clinical trial there. As a result, we and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our Probody technologies prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Since 2013, we have entered into collaborations with Pfizer, BMS, ImmunoGen, AbbVie and Amgen to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, Pfizer allowed its option to select a fourth target pursuant to our collaboration agreement lapse in May 2016, discontinued its epidermal growth factor receptor probody drug conjugate (“EGFR-PDC”) program and has not yet advanced any program to clinical candidate stage. As a result, the development and potential commercialization of any product candidates for the targets covered by our collaboration agreement with Pfizer could be delayed. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration. Further, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing and are not necessarily required to give us information about their clinical data;

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements, including, most recently, the Collaboration and License Agreement that we entered into with Amgen in September 2017, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

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

Since commencing operations, we have entered into several collaboration agreements, including, most recently, the Collaboration and License Agreement that we entered into with Amgen in September 2017. From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

We do not have the ability to independently conduct clinical trials. As such, we currently rely and intend to continue to rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our product candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We rely on third-party contract manufacturers to manufacture our preclinical and clinical trial product supplies. We do not own manufacturing facilities for producing such supplies and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. This is especially the case for CX-2009 and CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc..  If we were to experience any supply chain issues, our product supply could be seriously disrupted. In addition, we expect to the logistical challenges associated with our supply chain to grow more complex as additional product candidates, such as CX-2029, commence any clinical trials.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

It may prove more challenging than we anticipate to manufacture products that incorporate our technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trials for CX-072 and CX-2009, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all, although to date we have been able to successfully manufacture clinical quantities of CX-072 and CX-2009. In particular, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We may acquire assets or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, such as the T-cell engaging bispecific program we received from Amgen. If we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are unable to successfully integrate them with our existing technologies.

We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from the Amgen program or from any other strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, including CX-072, CX-2009 and CX-2029. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are aware of several companies that are developing cancer immunotherapies and ADCs, including certain companies that are exploring antibody masking and/or conditional activation strategies including Akriveia, Amunix, BioAtla, Halozyme, Maverick Therapeutics and Revitope. These companies may be well-capitalized and may have significant clinical experience. In addition, these companies may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology, including AstraZeneca PLC, BMS, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd., Sanofi SA, BeiGene, TESARO, Inc., and numerous small companies.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CX-072, CX-2009, CX-2029, CX-188 and our other product candidates, as well as function as a public company. We have conducted limited product development to date and have not begun clinical trials for any of our product candidates, other than CX-072 and CX-2009. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third-parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of October 15, 2017, we solely own 50 patents and 167 pending patent applications; we co-own one pending patent application with Bristol-Myers Squibb Company, and we co-own six patents and six pending patent applications with UC, acting through its Santa Barbara Campus and two patent and one pending patent application with UC, acting through its San Francisco Campus; and, under an exclusive, worldwide license agreement with UC, acting through its Santa Barbara Campus (the “UC Agreement”), we have licensed eighteen patents and six pending patent applications that cover compositions and methods related to the screening and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We also exclusively licensed UCSB’s rights in the co-owned patent family. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Because the antibody landscape is still evolving, including the masked antibody landscape, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. There are many issued patents and patent applications covering antibodies targeted against PD-1 and, to a lesser extent, PD-L1, and the intellectual property covering PD-1 has been the subject of litigation and licensing, especially regarding how broadly certain claims should be construed. If the claims were to be construed broadly by the courts, we may need to obtain a license to some of such intellectual property, covering PD-1, which would decrease the profits we would realize from the sale of such products. An increasing number of third parties are filing masked antibody patent applications, several of which contain claims that are patterned after our own patent claims. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our Probody technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our Probody technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Our product candidates in clinical development or preclinical development have a high risk of failure. We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We commenced a Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

Commencement of clinical trials for programs beyond CX-072 and CX-2009 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. However, even after we file our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates.

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

As a company, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In guidance issued by the Office of Information and Regulatory Affairs within OMB on April 5, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  Moreover, on February 24, 2017, President Trump issued an Executive Order requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

•

HIPAA, as amended by the Health Information Technology for Economics and Clinical Health Act (“HITECH”), which imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

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

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. There may be side effects associated with the use of our product candidates, including CX-072 and CX-2009, and we expect to receive safety data regarding CX-072 and CX-2009 in 2018.  Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through November 3, 2017, our stock had high and low sales prices in the range of $24.68 and $9.01 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

Prior to our IPO in October 2015, there had been no public market for shares of our common stock. Our stock began trading on The NASDAQ Global Select Market in 2015, and we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Select Market or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.

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

As of September 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 40% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Recent Sales of Unregistered Equity Securities

None that were not previously disclosed in our Current Reports on Form 8-K.

Use of Proceeds

There has been no material change in the planned use of proceeds from our IPO from that described in the related Prospectus.

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2
4.4	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.				X
10.1†	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

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

CytomX Therapeutics, Inc.

Date: November 7, 2017	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 7, 2017	By:	/s/ Debanjan Ray
Debanjan Ray
Chief Financial Officer (principal financial officer and principal accounting officer)