Form 10-K
period 2017-12-31
CytomX Therapeutics, Inc.
filed 2018-03-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $360.5 million, based on the closing price of the registrant’s common stock on NASDAQ Global Select Market on June 30, 2017 of $15.50 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 5, 2018, 38,611,158 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates and therapeutics developed utilizing our Probody platform technology;

•

the initiation, timing, progress and results of our ongoing clinical trials, research and development programs, preclinical studies, and Investigational New Drug application (“IND”), Clinical Trial Application, New Drug Application (“NDA”), Biologics License Application (“BLA”) and other regulatory submissions;

•	the timing of the completion of our ongoing clinical trials and the timing and availability of clinical data from such clinical trials;

•	our ability to identify and develop additional product candidates;

•	our dependence on collaborators for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	our receipt and timing of any milestone payments or royalties under any research collaboration and license agreements or arrangements;

•	our expectations and beliefs regarding the evolution of the market for cancer therapies and development of the immuno-oncology industry;

•	the rate and degree of market acceptance of any approved products candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain collaborations and retain commercial rights for our product candidates in such collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain additional funds for our operations;

•

our or any collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•

our reliance on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial product supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;

•	our ability to secure and maintain licenses of intellectual property to protect our technologies and product candidates;

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapeutics. We are pioneering a novel class of investigational antibody therapeutics, based on our Probody™ technology platform, for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and reduce drug activity in healthy tissue and in circulation. We believe this approach has the potential to make meaningful enhancements to the combined efficacy and safety profile of antibody therapeutics known as the therapeutic window. We believe that Probody therapeutics have the potential to create or widen the therapeutic window for certain antibody therapeutics, allowing for the development of new approaches to the treatment of cancer. We are utilizing our Probody Platform to develop potential best-in-class immunotherapies against clinically-validated targets and potential first-in-class therapeutics against novel, difficult to drug targets. Furthermore, we believe the Probody therapeutic approach has the potential to enable safer, more effective combination therapy for cancer.  CytomX is building a clinical stage pipeline, composed entirely of Probody therapeutics, as shown below:

CytomX pipeline of Probody Therapeutics

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting programmed cell death ligand 1 (“PD-L1”), a clinically and commercially validated anti-cancer target.  In normal physiology, PD-L1 plays a role in suppressing the immune system in healthy tissue, preventing autoimmunity. Tumors can co-opt this inhibitory function by upregulating PD-L1 expression and evading anti-cancer immune surveillance. Inhibitors of the PD-L1 pathway have therefore been designed and developed that restore anti-cancer immune surveillance and such inhibitors have demonstrated anti-cancer activity in a wide variety of cancer types. Regulatory approval has been granted for PD-L1 inhibitors and/or programmed cell death 1 (“PD-1”) inhibitors in advanced melanoma, renal cell cancers, non-small cell lung cancer, urothelial cancers, gastric cancer, merkel cell carcinoma, Hodgkins disease and microsatellite instability-high cancers.

While PD-L1 inhibitors have been shown to enhance anti-cancer immunity, systemic administration of inhibitors of the PD-L1 pathway can result in impairment of normal immune tolerance of healthy tissues, and severe immune-related toxicities can emerge. These toxicities can be particularly serious when PD-L1 inhibitors are combined with other anti-cancer agents.  Our PD-L1 Probody therapeutic, CX-072, is designed to uncouple the anti-cancer immunity enhancing properties of PD-L1 inhibitors from the associated autoimmune toxicities by inhibiting PD-L1 primarily in the tumor microenvironment.   We are currently evaluating CX-072 in a Phase 1/2 study that we call PROCLAIM-CX-072. This study is designed to assess the safety, activity, and translational biology of CX-072 as a single agent and in combination with other anticancer therapies. We expect to disclose initial clinical data regarding CX-072 in mid-2018.

Our second most advanced product candidate is CX-2009, a wholly owned Probody Drug Conjugate (“PDC”) against CD166, a novel tumor antigen that has historically been considered difficult to drug. We believe CD166 is an attractive target because it is highly and homogenously expressed on many solid tumors. However, it has not been considered appropriate for traditional antibody drug conjugate (“ADC”) technology because it is also expressed abundantly on many healthy tissues, which would ordinarily be expected to lead to unacceptable toxicity.  Our Probody Platform is designed to focus the activity of antibody therapeutics to the tumor microenvironment, which we believe could enable the development of a therapeutic against targets such as CD166. CX-2009 is currently in the dose escalation portion of a Phase 1/2 study that we call PROCLAIM-CX-2009. We expect to disclose initial clinical data regarding CX-2009 in the second half of 2018.

In addition to our wholly owned programs, we have entered into several strategic collaborations with leading oncology-focused pharmaceutical companies, such as AbbVie Inc., through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”) and Bristol-Myers Squibb Company (“BMS”). The most advanced program from our partnerships is a CTLA-4 Probody therapeutic which BMS is currently advancing through the dose escalation phase of a Phase 1/2 clinical trial.  We also plan to file an investigational new drug (“IND”) application for CX-2029, a PDC targeting CD71 that we have partnered with AbbVie, in the first half of 2018 and initiate a clinical trial shortly thereafter.

Finally, we are also advancing CX-188, a wholly owned Probody therapeutic targeting PD-1, a clinically and commercially validated anti-cancer target.  CX-188 is currently in IND enabling studies.  We anticipate filing an IND on CX-188 in the second half of 2018 and initiating clinical studies shortly thereafter.  We have also extended our Probody platform to the T-cell engaging bispecific modality.  Our most advanced program in that modality is an EGFR-CD3 T-cell bispecific, which is currently in lead optimization stage, and partnered with Amgen.

Our broad Probody therapeutic technology platform and lead product candidates are supported by more than a decade of thorough scientific research and strong intellectual property. We are a leader in the emerging field of localizing antibody therapeutics to the tumor microenvironment, as evidenced by our patent estate of 60 issued patents (8 of which are co-owned with a third party) and 233 pending patent applications (13 of which are co-owned with a third party) as of February 15, 2018. We also have an exclusive license from University of California, Santa Barbara (“UCSB”) to three patent families (22 issued patents and 7 pending patent applications) covering screening tools to identify masks and substrates.

We believe the market opportunity for Probody therapeutics could be large.  Cancer is the second leading cause of mortality in the United States and accounts for nearly one in every five deaths. Early cancer research and treatment relied on relatively non-specific and highly toxic small molecule chemotherapies. Over the last twenty years, a new paradigm of cancer treatment has emerged that is focused on more targeted therapies, including monoclonal antibody modalities, which represent some of the most effective and top-selling therapies on the market today. The leading three monoclonal antibodies for cancer generated more than $20 billion in global sales in 2016. More recently, immuno-oncology has emerged as a promising new field of cancer therapy that aims to enhance anti-tumor immune responses by, for example, overcoming suppressive mechanisms like the PD-L1 pathway that cancer cells have developed to evade the immune system. In addition, new classes of monoclonal antibody-based therapeutics have also reached the market. These new classes include ADCs, bispecific antibodies, and Chimeric Antigen Receptor (“CAR”) based cellular therapies. We have demonstrated that our Probody therapeutic technology can be applied to many antibody modalities, including antibodies against immuno-oncology targets, ADCs, and bispecific antibodies, and therefore we believe that significant opportunities exist for CytomX to develop and capture market share with innovative anti-cancer treatments.

Our Corporate Strategy

We are utilizing our proprietary and differentiated Probody Platform to develop a leading pipeline of innovative anti-cancer therapies to improve the lives of people with cancer and to build a long-term, multi-product, integrated biotechnology company.  We aim to achieve this goal by:

•

Applying the Probody Platform to discover and develop potentially best-in-class therapies for which we believe we can make meaningful enhancements to the therapeutic window, of monoclonal antibody-based cancer therapeutics. Our wholly owned PD-L1 Probody therapeutic (CX-072), partnered CTLA-4 Probody therapeutic (BMS 986249), and wholly owned PD-1 Probody therapeutic (CX-188) are our most advanced programs in this class of targets.

•

Applying the Probody Platform to discover and develop potentially first-in-class therapies against targets we believe could have therapeutic benefits within oncology, but have not yet been drugged because of broad expression in healthy tissue.  Our wholly owned CD-166 Probody Drug Conjugate (CX-2009) and partnered CD-71 Probody Drug Conjugate (CX-2029) are our most advanced programs in this class of targets.

•

Applying our Probody Platform to develop novel and improved combination therapies with the potential to improve outcomes for cancer patients.  For example, we are studying CX-072, our PD-L1 Probody therapeutic, in multiple combinations in our ongoing Phase 1/2 clinical trial.

•

Applying our Probody Platform to enable new potent therapeutic antibody and cell therapy formats, thereby positioning ourselves at the cutting edge of anti-cancer therapeutic research and development. For example, we are collaborating on a Probody therapeutic version of an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell engaging bispecific with Amgen.

•

Partnering with leading biopharmaceutical companies to access capital, additional resources and expertise, as well as increase the number of Probody therapeutic candidates being advanced into clinic trials.  To date, we have formed several strategic collaborations, including with AbbVie, Amgen, BMS, ImmunoGen Inc. (“ImmunoGen”) and others.

•	Accessing technologies or programs that can complement our Probody platform and our pipeline through licenses or acquisitions.

•	Fostering a unique culture of execution, alignment and accountability centered around our vision, mission and values

Our Probody Platform

Localization of therapeutic antibody activity within disease tissue is of increasing interest in the biopharmaceutical industry.  We believe this is due to the desire to maximize the activity of antibody-based drugs whilst reducing their toxicities. At CytomX, we call our approach to therapeutic antibody localization our Probody Platform. A Probody therapeutic consists of three components: an active anti-cancer antibody, a mask for the antibody, and a protease-cleavable linker which tethers the mask to the antibody. Probody therapeutics are produced as a single protein by standard antibody production methodology. The mask is a peptide designed to disguise the active binding site of the antibody to prevent the therapeutic from binding to the target present on healthy tissue. The following graphic depicts the three components of a Probody therapeutic, interacting with a protease:

Depiction of the structure of a Probody therapeutic and a protease that may cleave the linker and activate the molecule

When a Probody therapeutic enters a tumor, it encounters proteases, which are enzymes that cleave proteins and have increased activity in the tumor microenvironment. The proteases in the tumor cleave the linker, releasing the mask and allowing the antibody to bind to the target when it is expressed on the tumor. The following graphic depicts the activation of a Probody therapeutic by proteases:

Depiction of how a Probody therapeutic is designed to enter the tumor microenvironment (left), be activated by protease cleavage to remove the mask (middle), thereby enabling the released antibody to bind to the tumor target (right)

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by redundant mechanisms, with only small amounts of extracellular protease activity being detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. Probody therapeutics are designed to be activated in this protease-rich tumor microenvironment, but not in healthy tissue where proteases are under tight control as depicted in the figure below:

Probody therapeutics are designed to remain masked and inactive in healthy tissue (right) but be unmasked and activated in diseased tissue, such as in tumors (left)

Probody therapeutics are designed to limit toxicity that typically arises from the binding of an antibody to a target in healthy tissues while preserving biological activity in the tumor where it is desired. We and our partners have demonstrated the applicability of our Probody Platform across more than 10 targets in multiple monoclonal antibody modalities, including cancer immunotherapy, ADCs, and T-cell-recruiting bispecifics. We are also investigating the application of our Probody Platform technology to CAR-based cellular therapies.

We have designed protease-cleavable linkers so that any one of a number of activated proteases can cleave them. Using this approach, we believe Probody therapeutics can be cleaved and activated by at least one protease across a large number of tumor types. We have generated in vivo efficacy data in dozens of human tumor models in mice and ex-vivo data from hundreds of human tumor explants to suggest that our Probody therapeutics can be activated across a broad set of tumors.  We are now assessing our first Probody therapeutics in clinical trials.

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

Our Development Programs

We are leveraging our Probody Platform to build a leading pipeline of innovative anti-cancer therapies. We currently retain worldwide development and commercialization rights to our two most advanced Probody therapeutics in the clinic, CX-072 and CX-2009.  In addition, we have multiple partnered development programs including BMS 986249, an anti-CTLA-4 Probody program with BMS, and CX-2029, an anti-CD71 PDC program in collaboration with AbbVie.

The successful development of our product candidates involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. This is due to the numerous risks and uncertainties associated with the development of product candidates. If one or more of our product candidates or our Probody therapeutic technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.  See “Risk Factors” for a discussion of the risks and uncertainties associated with our product candidates and our research and development projects.

CX-072 (PD-L1 Probody therapeutic) Program

Overview and Limitations of Existing Therapies

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting PD-L1, a clinically and commercially validated cancer target.  The PD pathway consists principally of two targets: PD-1, which is typically expressed on T-cells, and PD-L1, which is typically expressed on the tumor cells as well as on healthy tissue. In healthy tissue, PD-1 and PD-L1 work together to negatively regulate immune response and maintain tolerance between the immune system and healthy tissue.  Tumors, however, upregulate PD-L1 to evade immune surveillance by the host’s immune system.  Therefore, development of antibodies against PD-1 and PD-L1 have become a key focal point in cancer drug development, with two PD-1 antibodies nivolumab (Opdivo™) and pembrolizumab (Keytruda™), and three PD-L1 antibodies atezolizumab (Tecentriq™), durvalumab (Imfinzi™), and avelumab (Bavencio™) approved as of February 2018.  In addition to assessment as single agents, PD-1 and PD-L1 antibodies have been studied extensively as the centerpiece of oncology combination therapies.  According to the Cancer Research Institute, as of November 2017, there were 1,105 combination studies ongoing with a PD-1 or PD-L1 therapeutic.

While inhibitors of the PD-L1 and/or PD-1 pathway offer the potential for clinical benefit in patients with a wide-variety of cancer types, there are a number of risks imposed by administration of these agents.  According to U.S. Labels for Opdivo, Keytruda, Tecentriq, Bavencio, and Imfinzi, the most common side effects (defined as either >15% or >20%, depending upon the agent) that were observed with commercially available anti-PD-L1 and anti-PD-1 agents include: fatigue, decreased appetite, nausea, vomiting, diarrhea, dyspnea, constipation, cough, musculoskeletal pain, back pain, abdominal pain, arthralgia, urinary tract infection, upper respiratory tract infection, urinary tract infection, peripheral edema, infusion-related reaction, rash, asthenia, pruritus, headache, and pyrexia.

Based on our analysis of publicly available data, we believe that while in general, the addition of second or third combination partners to PD-L1 or PD-1 inhibitors can result in increased anti-cancer activity, there is often a corresponding increase in the toxicity of these combinations.  For example, according to the New England Journal of Medicine, the most common adverse reactions (greater than or equal to 20%) in patients with melanoma receiving nivolumab with ipilimumab were fatigue, rash, diarrhea, nausea, and pruritus. In some cases, administration of an inhibitor of the PD-L1 pathway with another type of anti-cancer agent in combination have resulted in severe toxicities that have prevented further development of the combination.  In these cases, the toxicity levels caused by the multiple agents in the periphery creates an unacceptable risk to patients, despite the potential for synergy of efficacy in the tumor.  Examples include concomitant administration of inhibitors of the PD-L1 pathway with EGFR inhibitors or Vascular Endothelial Growth Factor (“VEGF”) inhibitors.

We believe that a locally activated Probody therapeutic targeting PD-L1 has the potential to maintain the anti-tumor activity of the PD pathway blockade whilst reducing the autoimmunity that results from blocking such pathway systemically.  As such, we believe that CX-072 has the potential to enable combination therapies that cannot be appropriately dosed because of synergistic toxicity, and ultimately that CX-072 may have the potential to be a center point of combination PD therapy.

Our near-term value creation strategy for CX-072 has four primary elements:

•	Evaluate initial safety and efficacy profile in cancer patients
•	Determine clinical and commercial potential as a monotherapy in one or more cancer indications
•	Broadly evaluate clinical and commercial potential in combination with a range of anti-cancer agents/mechanisms
•	Evaluate a partnering strategy to maximize clinical and commercial potential as a differentiated centerpiece of anti-cancer treatment across multiple indications

CX-072 pre-clinical data

CX-072 is derived from a CytomX discovered, phage-derived, fully human PD-L1 antibody that has high affinity binding to PD-L1 according to a standard binding assay.  Using our proprietary technology, we have developed a Probody therapeutic that is effectively masked when active proteases are absent but can be specifically activated by one of several tumor-associated proteases. The figure below shows binding (A450, y-axis) of the parental antibody and Probody therapeutic as a function of concentration (x-axis). The unmasked underlying parental antibody of CX-072 (inverted triangles) is a potent binder to PD-L1. The masked Probody therapeutic, CX-072 (circles), has significantly reduced binding which can be restored to levels comparable to the parental antibody once proteolytically activated with uPA or MMP14, two proteases known to be active in the tumor microenvironment (squares and upright triangles, respectively).

Binding of CX-072 and its parental antibody to PD-L1 in vitro

We have completed extensive preclinical testing comparing either CX-072 or a surrogate PD-L1 Probody therapeutic to its antibody parent, the results of which are reflected in in the figure below:

Comparison of PD-L1 Probody therapeutic versus antibody parent

In this experiment, MC-38 tumor bearing mice were treated with a single dose of either the Probody therapeutic or the underlying antibody.  In this study, CX-072 (shown in blue) demonstrated similar anti-tumor activity as its underlying antibody parent in traditional mouse syngeneic tumor models (as illustrated in Figure A). In addition, CX-072 concentrated in the tumor similarly to the parental antibody (as illustrated in Figure B). Figure C demonstrates the potential advantage that a CX-072 as a PD-L1 Probody therapeutic has in avoiding systemic autoimmunity, in the non-obese diabetic (“NOD”) mouse model. NOD mice are bred to develop spontaneous autoimmune diabetes, which is exacerbated by systemic inhibition of the PD-1 pathway.  As expected, a single dose of the PD-L1 antibody (shown in green) resulted in more than half of the treated mice developing diabetes, while mice treated with the same dose of the Probody therapeutic (shown in blue) remained diabetes free. Binding of each test article on peripheral T-cells was measured.  As Figure D shows, the antibody saturated circulating, peripheral T-cells at a low concentration, while binding of the Probody therapeutic was significantly reduced. The differentiated profile that we observed in these preclinical data, along with the results of our GLP toxicity study, supported our decision to advance CX-072 into clinical trials. We treated our first patient with CX-072 in January 2017 as part of our PROCLAIM umbrella clinical trial program.

The PROCLAIM Clinical Trial Design

PROCLAIM (Probody Clinical Assessment In Man) is an international umbrella clinical program for Phase 1/2 evaluation of all Probody therapeutics whose development is sponsored by CytomX.  PROCLAIM centers around a core protocol that includes all of the common elements of a typical Phase 1/2 design without reference to an experimental drug.  Each PROCLAIM module supplements the core and focuses exclusively on Probody-specific elements (e.g. background, guidance on patient selection and care).  We refer to the CX-072 module as PROCLAIM-CX-072.

As of February 2018, we had 38 PROCLAIM sites active worldwide.

PROCLAIM-CX-072

PROCLAIM-CX-072 is evaluating tolerability and preliminary antitumor activity of multiple doses of CX-072 as a monotherapy or as a combination therapy with ipilimumab (BMS’ Yervoy) or vemurafenib (Roche’s Zelboraf) in patients with advanced, unresectable solid tumors or lymphoma.  The figure below describes the design and status, as of March 2018, for PROCLAIM-CX-072.

Design of CX-072 Phase 1/2 clinical trial

Enrollment of Part A1 of the clinical trial, the initial dose escalation stage, was completed in December 2017.  This arm enrolled patients who were PD agent naïve and were either ineligible to receive or did not have access to PD-1 or PD-L1 agents for their disease.  We did not pre-select patients based on their PD-L1 status in this arm.  As such, we enrolled a broad mix of tumor types in Part A1, including patients with tumors that were not expected to respond to PD-L1 therapy.  Our primary goals for Part A1 are to:

•	demonstrate safety of CX-072, the first Probody therapeutic to be evaluated in patients;
•	further our understanding of the pharmacokinetic (“PK”) properties of CX-072, including assessing whether the Probody therapeutic remains stable and masked in circulation; and
•	demonstrate initial evidence of anti-cancer activity.

We expect to present initial clinical data from Part A1 in mid-2018.

In the second half of 2017, we initiated Part A2 of the clinical trial. We are still enrolling patients with a broad range of cancer types in this portion of the study and restricting enrollment to those patients whose tumors are PD-L1 positive by the commercially available DAKO assay.  In addition, we are requiring mandatory biopsies in this arm of the study.  Such tumor biopsies will serve as the basis of our translational program, in which we will be assessing protease activity in the tumor, whether CX-072 is activated in the tumor, whether activated CX-072 engages target in the tumor, and whether engagement of the target activates downstream signaling. We expect to present initial clinical data from Part A2 in the second half of 2018.

Finally, with regards to the monotherapy program, we initiated Part D, our first monotherapy expansion cohort arm, in late 2017.  In this arm, we are assessing CX-072 in an undisclosed indication.  Previous clinical trial data, generated with other PD-pathway inhibitors, suggests that this undisclosed indication is responsive to PD-pathway inhibitors.

In addition to these monotherapy arms, we are testing CX-072 in combination with either ipilumumab, a CTLA-4 antibody commercialized by BMS as Yervoy (Part B in the graphic above) and vemurafenib, a small molecule BRAF inhibitor commercialized by Roche as Zelboraf (Part C in the graphic above). According to the New England Journal of Medicine and the Society for Melanoma Research, previously reported data suggests that a combination of a PD-pathway inhibitor with either ipilumumab or vemurafenib resulted in improved efficacy but also significantly increased toxicity and drug discontinuation, as shown in the tables below:

Objective response rates (“ORR”) and adverse event (“AE”) rates in published clinical studies of PD-(L)1 in combination with ipilimumab and vemurafenib in melanoma

In Part B of PROCLAIM-CX-072, we are assessing CX-072 in combination with ipilumumab.  This study began enrolling patients in the second half of 2017.   In this arm, we are combining CX-072 with the approved, labeled dose of ipilumumab (3 mg/kg every three weeks) with the potential to increase the dose of ipilumumab to 10 mg/kg every three weeks.  This is in contrast to other studies combining PD-pathway inhibitors and ipilumumab, for example, BMS’s Checkmate 227 study, where the dose and dosing frequency of ipilumumab has been reduced to 1 mg/kg every 6 weeks. We expect to present initial clinical data from Part B in mid-2018.

Finally, in Part C of PROCLAIM-CX-072, we are assessing CX-072 in combination with vemurafenib in PD-naïve V600E BRAF mutated melanoma patients.  This study began enrolling in the second half of 2017.  In this arm, we are combining CX-072 with the labeled dose of vemurafenib (960 mg twice daily).  Standard of care for patients with V600E mutated melanoma in the United States has shifted to a BRAF inhibitor in combination with a MEK inhibitor.  Our study does not include a MEK inhibitor, and therefore, we are expecting to enroll this study outside of the United States, and primarily in Eastern Europe. We expect to present initial clinical data from Part C in 2019.

CX-2009 (CD166 Probody Drug Conjugate) Program

Our second most advanced product candidate is CX-2009, a wholly owned PDC directed against CD166, a novel, difficult to drug target. CX-2009 is similar to ADCs, which are antibodies that have been conjugated to a small molecule cytotoxic agent via a labile chemical linker.  Several ADCs have been approved in the United States, including Kadcyla™, which targets HER2 for HER2 positive metastatic breast cancer, and Adcetris™, which targets CD30 for Classical Hodgkin Lymphoma.  To avoid target-related toxicity, traditional ADCs have historically been limited to targeting proteins that are expressed highly in tumors, but that are also absent or poorly expressed in healthy tissues. Very few cancer-associated proteins have this profile.  Because our Probody therapeutics are designed to minimize delivery of potent anti-cancer therapy to normal tissues, we believe such therapeutics could potentially enable us to generate ADCs for a new class of targets with attractive features that were previously unsuitable because of expression on normal tissues. CD166 is an example of this kind of target, and CX-2009 is our Probody therapeutic directed to CD166 and conjugated to a cytotoxic agent. The graphic below describes CD166 expression across multiple tumor types and healthy tissue.

Expression of CD166 in human tumors and normal tissues

(Human Protein Atlas: Uhlen et al (2015). Tissue-based map of the human proteome. Science. DOI: 10.1126/science.1260419)

In the figure above, the highest expression of CD166 is denoted in deep blue. As reflected in the figure, CD166 is highly expressed in a variety of different cancers. CD166 is also expressed in moderate to high levels on certain normal tissues, as denoted by the figure above.  The high and homogenous expression of CD166 in multiple different tumors makes it an attractive target for a Probody drug conjugate therapeutic; however, the high expression on normal tissues makes CD166 a difficult target to drug with a traditional ADC.

CX-2009 Target Validation and Pre-clinical data

CX-2009 is derived from a CytomX discovered humanized CD166 antibody that has exhibited high affinity binding to CD166 according to a standard binding assay.  Using our proprietary technology, we have developed a Probody therapeutic that is designed to be masked when active proteases are absent but can be specifically activated by any one of several different tumor-associated proteases.  Through our license with ImmunoGen, we have gained access to ImmunoGen’s potent microtubule inhibiting payload DM4.  Therefore, CX-2009 is a Probody therapeutic conjugated to DM4 and designed to bind to CD166 specifically in the tumor microenvironment, as shown in the figure below:

CX-2009 is a Probody drug conjugate directed to CD166

We have completed multiple preclinical efficacy studies for CX-2009 and demonstrated tumor regressions at doses that we believe may be achievable in clinical trials. Preclinical efficacy data along with IHC staining that demonstrates high expression of CD166 in these tumors, is shown in the figures below. In these figures, tumor growth curves are shown in mice-bearing HCC1806 xenograft tumors, H292 xenograft tumors, or an Ovarian patient derived tumor model.  Mice treated with CX-2009 (squares) are compared to either a control without treatment (circles) or an ADC to CD166 (triangles).  The figures indicate that CX-2009 led to greater tumor growth regression than control, and similar tumor growth regression as the ADC

Examples of pre-clinical anti-tumor activity of a CD166-directed ADC (red) and CX-2009 (blue) in mouse models

Doses of CX-2009 up to 15 mg/kg were tested in GLP non-human primate toxicology studies.  The findings were consistent with the off-target, non-specific toxicity typically seen with other DM4-based ADCs that target other proteins. CX-2009 was advanced into human clinical trials on the basis of the anti-tumor activity and safety and tolerability observed in these preclinical studies. We treated our first patient with CX-2009 in June 2017 as part of our PROCLAIM umbrella clinical trial program.

PROCLAIM-CX-2009

Our second module in our PROCLAIM umbrella is our CX-2009 Phase 1/2 clinical trial.  PROCLAIM-CX-2009 is evaluating tolerability and preliminary antitumor activity of CX-2009 as a monotherapy.  We are focusing this study in seven tumor types that have high CD166 expression: breast carcinoma, castration-resistant prostate carcinoma, cholangiocarcinoma, endometrial carcinoma, epithelial ovarian carcinoma, head and neck squamous cell carcinoma, and non-small cell lung carcinoma.  The figure below describes the design and status of PROCLAIM-CX-2009.

Design of PROCLAIM-CX-2009 Phase 1/2 clinical trial

We initiated enrollment of Part A of the clinical trial in June 2017.  This arm is enrolling patients across the seven tumor types without pre-determination of CD166 expression levels.  Our primary goals for Part A are to:

•	demonstrate safety of CX-2009, which we believe is particularly relevant because CD166 is so broadly expressed on healthy tissue;
•	further our understanding of the pharmacokinetic (“PK”) properties of CX-2009; and
•	assess whether our Probody therapeutic remains stable and masked in circulation.

We expect to disclose initial clinical data regarding Part A of CX-2009 in the second half of 2018.

In the first quarter of 2018, we initiated Part A2 of the clinical trial. In this arm, we plan to enroll only those patients who have high CD166 expression, as determined by an immunohistochemistry assay we have developed. In addition, we are requiring mandatory biopsies in this arm of the study to inform our translational science program. In this translational program, we expect to assess protease activity in the tumor, whether CX-2009 is activated in the tumor, whether activated CX-2009 engages target in the tumor, and whether engagement of the target activates downstream signaling.

Initiation of Part B of the clinical trial is planned for late 2018.  This arm is designed to be a cohort expansion study where we would dose patients from one or more of the seven tumor types at a single dose level of CX-2009.

Other Selected Product Candidates in Development

We are actively pursuing the application of our Probody Platform technology to multiple other product candidates. These include other product candidates directed against other immunotherapy targets, additional first-in-class PDC product candidates, and T-Cell Engaging bispecific product candidates. Below are selected examples of product candidates that we are pursuing.

BMS-986249, a CTLA-4 Probody Therapeutic in Collaboration with BMS

As part of our strategic oncology collaboration, BMS has advanced BMS-986249, a CTLA-4 Probody therapeutic, into a Phase 1/2 clinical trial.  CTLA-4 is an immune checkpoint involved in regulating T-cell activation. BMS is currently marketing a CTLA-4 monoclonal antibody, Yervoy, that has been approved for the treatment of unresectable or metastatic melanoma. CTLA-4 antibodies have been shown to lead to T-cell activation towards tumor antigens, which is the basis for its anti-tumor effect, and towards self-antigens, which may be the basis for the autoimmune toxicities associated with CTLA-4 antibodies therapies. The U.S. Food and Drug Administration (“FDA”) approval for ipilimumab has a black box warning about potential severe and fatal immune-related adverse events. We believe that our CTLA-4 Probody therapeutic may be able to effectively localize the CTLA-4 antibody activity to the tumor microenvironment, thereby limiting systemic toxicities normally seen with Yervoy. We believe that BMS is the optimal strategic partner for our CTLA-4 Probody therapeutic given their expertise in cancer immunotherapy and their success with Yervoy.

At various scientific congresses in 2017 and 2018, BMS presented pre-clinical efficacy and safety data on the CTLA-4 Probody therapeutic.  For example, at the 2018 Keystone Drugs as Antibodies Conference, BMS scientists presented preclinical efficacy data that showed that an CTLA-4 Probody therapeutic demonstrates comparable anti-tumor activity to ipilumumab in preclinical models.  At the Society of Immunotherapy of Cancer meeting in 2017, BMS scientists presented preclinical data that showed that cynomologous monkeys treated with a CTLA-4 Probody therapeutic demonstrated reduced peripheral T-cell activation compared to ipilumumab.

Finally, BMS scientists presented data on the toxicity profile of the CTLA-4 Probody Therapeutic and ipilumumab at the AACR-EORTC-NCI meeting in 2017. BMS scientists concluded that the highest non-severely toxic dose (“HNSTD”) of the CTLA-4 Probody therapeutic was 50 mg/kg, while the HNSTD of ipilumumab was determined to be 10 mg/kg. The efficacy data, along with the peripheral T-cell activation data and the widened safety window suggests that BMS-986249 has the potential to widen therapeutic window compared to ipilumumab. BMS-986249 is currently in a Phase 1/2 clinical study that is being conducted by BMS.

CX-2029, a CD71 Probody Drug Conjugate in Collaboration with AbbVie

CD71, also known as transferrin receptor 1 (“TfR1”), is a protein that is essential for iron uptake in dividing cells, is highly expressed in a number of solid and hematologic cancers and has attractive molecular properties for efficient delivery of cytotoxic payloads to tumor cells. The combination of high expression in tumors and ubiquitous expression in normal tissues makes CD71 a difficult target for conventional ADCs, but potentially a good candidate for development of PDCs.

In preclinical efficacy models, we have demonstrated that CX-2029 is highly efficacious in many cell line and patient-derived xenograft models that represent many different cancer types. In the figure below, an example is shown on the left of tumor growth curves in OV-90 tumor bearing mice treated with CX-2029 (triangles) compared to a control without treatment (circles), indicating that CX-2029 led to greater tumor growth regression. A summary of additional studies of 42 different tumor models tested with anti-CD71 PDCs at varying doses and schedules is presented in the table on the right.  This data shows that anti-CD71 PDCs had efficacy across nearly all preclinical models tested.

Preclinical anti-tumor activity of anti-CD71 PDCs

We have also compared the toxicity profile of a CD71 Antibody Drug Conjugate (“CD71-ADC”) to a CD71 Probody Drug Conjugate (“CD71-PDC”). As the figure below shows, a single dose of the CD71-ADC results in significant decrease in the number of neutrophils, a type of infection-fighting cell, in the blood in cynomologus monkeys (squares), while the CD71-PDC at the same dose does not (triangles).

Neutrophil counts in monkeys treated with CD71 ADC or PDC

Taken together, we believe that CX-2029 has the potential to create a therapeutic window for a CD71 targeting therapeutic.  We are planning to file an IND on CX-2029 in the first half of 2018 and initiate a clinical trial shortly thereafter.  This program is partnered with AbbVie as part of our global co-development collaboration, and we are responsible for filing the IND and conducting the Phase 1/2 clinical trial.

CX-188, PD-1 Probody Therapeutic

PD-1 is the receptor for the PD-L1 ligand responsible for inhibiting T-cell activation. It is the target for various immuno-oncology products, including nivolumab (Opdivo) and pembrolizumab (Keytruda).  As with PD-L1, inhibiting PD-1 elicits T-cell anti-tumor responses in a variety of different cancers, and also induces systemic autoimmunity and toxicity. Given the size of the market and the breadth of opportunities for differentiated PD-pathway inhibitors, we are developing CX-188, a PD-1 Probody therapeutic in addition to our clinical stage CX-072 program. CX-188 is a wholly owned program and we expect to file an IND on the program in the second half of 2018 and initiate a clinical trial shortly thereafter.

We have compared an anti-mouse PD-1 Probody therapeutic (“PD-1 Pb-Tx”) to the parenteral anti-mouse PD-1 antibody (“PD-1 Ab”) in efficacy and toxicity studies in a mouse MC38 tumor model, both as single agents (left) and in combination with anti-CTLA4 antibody (right). In the figure below, tumor growth curves are shown for animals treated with control (black circles), the PD-1 Ab (blue triangles), and PD-1 Pb-Tx (red triangles). The Probody therapeutic demonstrated similar anti-tumor activity to the antibody, both as a single agent (Figure A) and also when combined with an anti-mouse CTLA-4 antibody (Figure B). Treatment with the CTLA-4 antibody with a 10 mg/kg bi-weekly dosing for three weeks as a single agent is also shown (grey triangles).

Comparison of pre-clinical anti-tumor activity of an anti-PD-1 Probody therapeutic in mouse MC38 tumor model, both as single agents (left) and in combination with anti-CTLA4 antibody (right)

However, the Probody therapeutic showed a differentiated safety profile when compared with the antibody in the NOD mouse model.  As Figure A below shows, most animals treated with a low dose (1 mg/kg) of PD-1 Ab (blue) develop autoimmune diabetes, while a minority of animals treated with a 10-fold higher dose (10 mg/kg) of PD-1 Pb-Tx (red) do so.  Control animals (black lines) do not develop diabetes in these experiments. As Figure B below shows, treatment with the combination of a CTLA-4 antibody and a PD-1 antibody also induced autoimmune diabetes in most mice, while the combination of a CTLA-4 antibody administered in combination with the PD-1 Probody therapeutic induced no diabetes.

Comparison of induction of autoimmune diabetes in the NOD mouse by a single dose of a PD-1 antibody (1 mg/kg), Probody therapeutic (10 mg/kg) or control either as monotherapy (left) or in combination with a CTLA-4 antibody with agents dosed at 10 mg/kg on days 0, 4 and 7 (right)

EGFR T-Cell Bispecific

We believe that our Probody Platform can be applied to T-cell engaging bispecific antibodies (“TCBs”).  TCBs are a highly potent therapeutic modality, designed to direct the activity of cytotoxic T-cells to tumors. TCBs such as Blincyto, a CD19-directed TCB commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCBs for solid tumor indications is proving challenging. Due to their high potency, TCBs can target normal tissues with low antigen expression, resulting in significant on-target, off-tumor toxicity that can limit dosing to low levels. As a result, it has been difficult to reach the level of drug exposure required for efficacy without excessive toxicity. Therefore, novel methods are needed to enable the potent anti-tumor activity of TCBs while limiting toxicity due to cytokine release and the resulting damage to healthy tissues.

Our most advanced asset in this modality is a T cell-engaging Bispecific Probody therapeutic (“Pb-TCB”) targeting EGFR and CD3. In in vitro preclinical studies, we have demonstrated that the unmasked EGFR-CD3 TCB (diamonds) can exhibit potent dose-dependent tumor cell killing, while the masked EGFR-CD3 Pb-TCB (filled squares) reduced cytotoxicity by more than 100,000-fold, as shown in the figure below. A TCB which does not bind EGFR (open squares) does not kill tumor cells, demonstrating that the activity of the TCB is target dependent.

Cytotoxicity of HT-29 tumor cells induced by unmasked, active EGFR-CD3 bispecific antibody (red) and by masked EGFR-CD3 bispecific Probody therapeutic (blue). An inactive control is shown in blue squares

However, in established tumor models, we have demonstrated that Pb-TCBs potently can induce tumor regressions. As the figure below shows, in the HT29 xenograft model, the Pb-TCB at 0.5 mg/kg (open squares) demonstrated significant anti-tumor activity, and at 1.5 mg/kg (closed squares) was able to induce complete tumor regression. A control treated with inactive PBS buffer (“PBS”) is also shown (circles).

Example of pre-clinical anti-tumor activity of a Probody TCB at 2 different doses (microgram/kg) in a mouse model, compared to vehicle control (PBS, black). Asterisks indicate statistical significance compared to control.

In nonhuman primates, the EGFR-CD3 Pb-TCB has a significantly higher maximum tolerated dose than the unmasked TCB.  Cynomologus monkeys were able to tolerate a dose of 4,000 microgram/kg of the Pb-TCB, while the maximum tolerated dose of the unmasked TCB was 60 microgram/kg.  Furthermore, as shown in the figure below, the tolerated exposure of the Pb-TCB (blue symbols) was greater than 10,000-fold higher than that of the unmasked TCB (red symbols).

Concentration in plasma over time of 60 or 180 micrograms/kg single dose of an unmasked, active EGFR-CD3 TCB (red) and of 2000 micrograms/kg as a single dose of a masked EGFR-CD3 Probody therapeutic TCB (blue).

Taken together, we believe our Probody Platform has the potential to enable the development of T-cell engaging bispecific therapeutics against broadly expressed targets such as EGFR.  Our EGFR-CD3 Pb-TCB program is partnered with Amgen, and as of March 2018, is in the pre-clinical lead optimization stage.

Our Collaborations

We believe that the Probody platform has broad applicability across a number of targets and antibody formats. We have leveraged strategic partnering to (a) extend the reach of our therapeutic opportunity and (b) bring in significant non-dilutive capital into the Company. Since 2013, we have entered into collaborations with AbbVie, Amgen, BMS and ImmunoGen, among others, to enable development of certain Probody therapeutics. In constructing each of these collaborations, our primary objectives were to collaborate with leading biopharmaceutical players to validate the potential of Probody therapeutics, to gain meaningful near-term funding and/or technology access to enable advancement of CytomX’s wholly owned Probody therapeutics pipeline, broaden the number of Probody therapeutics that ultimately reach the clinic, and to retain significant milestones, royalties, and in some cases product rights, for long term upside. Details of our existing collaborations are described below.

AbbVie Ireland Unlimited Company

In April 2016, CytomX and AbbVie Ireland Unlimited Company (“AbbVie”) entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, CytomX and AbbVie will co-develop a Probody Drug Conjugate (“PDC”) against CD71, and we will be responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies.  We will assume 35% of the net profits or net losses related to later development unless we opt-out. If we opt-out from participation of co-development of the CD71 PDC, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 PDC. AbbVie, at its sole discretion, may stop development of any CD71 PDC and terminate the CD71 Agreement if we do not meet certain preclinical research criteria by the applicable deadline. In such case, CytomX and AbbVie may evaluate and approve an alternate CD71 PDC. If such alternate CD71 PDC is approved, then CytomX and AbbVie will, in good faith, negotiate amendments to the timelines and, if necessary, the content in the research and development plan and budget and extensions to the deadlines to achieve defined success criteria.

Under the CD71 Agreement, we received an upfront payment of $20.0 million in April 2016, and we are eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if we participate in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if we opt-out from the co-development of the CD71 PDC. Our share of later stage co-development costs for each CD71 PDC is capped, provided that AbbVie may offset our co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, we received a milestone payment of $14.0 million (net of the associated sublicense fee) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement.

Under the terms of the Discovery Agreement, AbbVie receives exclusive worldwide rights to develop and commercialize PDC against up to two targets, one of which was selected in March 2017. We shall perform research services to discover the Probody therapeutics and create PDCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such PDCs (“Discovery Licensed Products”).

Under the Discovery Agreement, we received an upfront payment of $10.0 million in April 2016 and may receive an additional payment upon the selection by AbbVie of the second target and the satisfaction of certain performance conditions under the CD71 Agreement. AbbVie has not selected the second target, but the performance conditions under the CD71 Agreement were met in September 2016. We are also eligible to receive up to $275.0 million in target nomination, development, regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs.

Amgen, Inc.

On September 29, 2017, CytomX and Amgen, Inc. (“Amgen”) entered into a Collaboration and License Agreement (the “Amgen Agreement”). Pursuant to the Amgen Agreement, we received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, CytomX and Amgen entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Amgen agreed to purchase 1,156,069 shares of our common stock, par value $0.00001 per share, at a price of $17.30 per share (calculated based on a 20-day volume-weighted average price), for total proceeds of $20.0 million, which we received on October 6, 2017, the closing date of the transaction.

Under the terms of the Amgen Agreement, CytomX and Amgen will co-develop a Probody T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). We will be responsible for early-stage development of EGFR Products and all related costs (up to certain pre-set costs and certain limits based on clinical study size). Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, we will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which we would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If we exercise our EGFR Co-Development Option, we will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If we choose not to exercise our EGFR Co-Development Option, we will not bear any costs of later stage development.  We are eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double digit to mid-teen percentage of worldwide commercial sales, provided that if we exercise our EGFR Co-Development option, we shall only receive royalties in the low-double digit to mid-teen percentage of commercial sales outside of the United States.

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. CytomX and Amgen will collaborate in the research and development of Probody T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties.

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

Bristol-Myers Squibb Company

On May 23, 2014, CytomX and Bristol-Myers Squibb Company (“BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using our Probody therapeutic technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, we granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets, two of which were selected upon the execution of the BMS Agreement. In January 2016, BMS selected the third target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid us a $10.0 million payment. In December 2016, BMS selected the fourth and its final target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid us a $15.0 million payment.

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and were initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. We are entitled to royalty payments in the mid-single digit to low double digits from potential future sales. We will also receive research and development service fees based on a prescribed full-time employee (“FTE”) rate that is capped.

Upon selection of the third target, we received a $10.0 million payment from BMS.  Upon selection of the fourth target, we received a $15.0 million payment from BMS. In December 2016, BMS selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to CytomX. In November 2017, BMS received acceptance of the IND from the FDA for a CTLA-4-directed Probody therapeutic, which triggered a $10.0 million milestone payment to CytomX.

On March 17, 2017, CytomX and BMS entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “Amendment”). The Amendment grants BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets. The effective date of the Amendment was April 25, 2017 (“Amendment Effective Date”).

Under the terms of the Amendment, we will continue to collaborate with BMS to discover and conduct preclinical development of Probody therapeutics against targets selected by BMS under the terms of the Amendment.

Pursuant to the Amendment, the financial consideration from BMS was comprised of an upfront payment of $200.0 million and we will be eligible to receive up to an aggregate of $3,586.0 million as follows: (i) up to $116.0 million in development milestone payments per target or up to $928.0 million if the maximum of eight targets are selected for the first product modality; (ii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $992.0 million if the maximum of eight targets are selected for the first product modality; (iii) up to $60.0 million in sales milestone payments per target or up to $480.0 million if maximum of eight targets are selected for the first product modality; and (iv) up to $56.3 million in development milestone payments or up to $450.0 million if the maximum of eight targets are selected for the second product modality; (v) up to $62.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $496.0 million if the maximum of eight targets are selected for the second product modality; (iii) up to $30.0 million in sales milestone payments per target or up to $240.0 million if maximum of eight targets are selected for the second product modality. We are also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales.

ImmunoGen, Inc.

In January 2014, CytomX and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides us with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with our Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. We made no upfront cash payment in connection with the execution of the agreement. Instead, we provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for the first of its two targets. ImmunoGen discontinued this program in July 2017 and substitution rights for this program terminated in February 2017.

Under the terms of the agreement, both CytomX and ImmunoGen are required to perform research activities on behalf of the other party for no monetary consideration. Each party is solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement. Each party may be liable to pay annual maintenance fees to the other party if the licensed product candidate covered under each development and commercialization license has not progressed to the clinical stage of development within six years of the exercise of the development and commercialization license.

In consideration for the exclusive development and commercialization license that may be obtained by ImmunoGen, we are entitled to receive up to $30.0 million in development and regulatory milestone payments per the research program target, up to $50.0 million in sales milestone payments per target and royalties in the mid-single digits on the commercial sales of any resulting product. For the development and commercialization license that may be obtained by CytomX, ImmunoGen is entitled to receive up to $60.0 million in development and regulatory milestone payments, up to $100.0 million in sales milestone payments and royalties in the mid to high single digits on the commercial sales of any resulting product. In August 2017, we made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009.

In December 2017, we entered into a license agreement with ImmunoGen (the “ImmunoGen Amendment”) pursuant to ImmunoGen’s exercise of its option to obtain a development and commercialization license for the second research program target under the ImmunoGen Agreement. The ImmunoGen Amendment extended our obligation to provide research services from January 8, 2018 to June 30, 2018.

MD Anderson

In November 2015, we entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use our Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by CytomX in cancer immunotherapy. In October 2017, we extended the research term of the agreement. Under the research collaboration agreement, we have the right to exercise an option, during the option period expiring on October 23, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that we exercise the option to acquire the license from MD Anderson and (ii) the expiration of the option period.

Pfizer PDC Collaboration

In May 2013, we entered into a collaboration with Pfizer for up to four targets.  CytomX received a letter, dated March 6, 2018, from Pfizer Inc. (“Pfizer”) indicating that Pfizer was terminating our research collaboration, option and license agreement with Pfizer in its entirety. Such termination will become effective on the date that is 60 days after the date of the letter. Pfizer had previously declined its option to select a fourth target and had discontinued its epidermal growth factor receptor Probody Drug Conjugate.  In the termination letter, Pfizer indicated that it was terminating the collaboration agreement because it had decided not to pursue the two targets it had previously selected for development, which were the last two remaining programs under the collaboration agreement. We will no longer be eligible to receive up to $263.5 million of contingent payments as follows: (i) up to $4.5 million upon exercise of the license options, (ii) up to $38.0 million from the achievement of development milestones for the research target programs, (iii) up to $101.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program, and (iv) up to $120.0 million in sales milestones payments for the research target programs. We will also no longer be entitled to receive royalties in the mid-single digit royalties from potential future sales of product candidates or research and development service fees based on a prescribed FTE rate per year that was capped. No early termination penalties will be incurred by us as a result of the termination of the collaboration agreement.

Manufacturing

Our Probody therapeutic candidates are designed to be produced as fully recombinant antibody prodrugs. Our Probody therapeutic candidates are also designed to maintain the manufacturability benefits of antibodies and leverage well established technologies used for antibody production. We have significant expertise in the production of therapeutic biologics. We conduct cell line development and process development both in-house and in collaboration with a contract manufacturing organization (“CMO”). A CMO is responsible for manufacturing of drug substance and clinical drug product materials.

Our process development and manufacturing strategies are tailored to rapidly advance our two lead programs and we employ multiple complementary approaches to ensure successful execution. Our lead Chinese hamster ovary cell line has been successfully used for manufacturing several antibodies and requires minimal process optimization to establish a process to support early phase manufacturing. We utilize well established production steps typically part of a platform manufacturing process for antibodies. The CMO we have selected has a strong track record in manufacturing therapeutic biologics, including antibodies. All activities from cell line development to formulated drug product are performed at one location to maintain aggressive timelines and minimize delays that can result from engaging multiple parties for manufacturing. Similarly, for our PDC projects we have selected CMOs with strong expertise in clinical/commercial drug conjugate manufacturing and with capabilities for toxin conjugation and fill-finish. Furthermore, our two lead PDC programs incorporate toxin payloads that have an established clinical and regulatory history.

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary Probody platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing biopharmaceutical products, particularly with respect to in immuno-oncology therapeutics, where competition is intense and rapidly evolving. These competitors generally fall within the following categories:

Masking and conditional activation:  Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Revitope, and Roche are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform.

Cancer immunotherapies: Cancer immunotherapy is one of the most competitive and fastest growing segments of the pharmaceutical industry. Almost every large pharmaceutical company is developing cancer immunotherapies, including Amgen, AstraZeneca PLC, BMS, Celgene, GlaxoSmithKline plc, Merck & Co., Inc., Novartis AG, Pfizer, Roche Holding Ltd and Sanofi SA.  In addition, many large and mid-sized biotech companies such as BeiGene Incyte, TESARO, Inc., Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space.

Antibody drug conjugates: Several large pharmaceutical companies, such as AbbVie, Pfizer, Roche, and Takeda are developing ADCs.  Two mid-sized companies, ImmunoGen and Seattle Genetics, Inc., are also leaders in this space.  Finally, numerous small companies have ongoing efforts in the space.

T-cell engaging bispecifics: Several large pharmaceutics companies, such as Amgen, Novartis, and Roche, have on-going efforts in the space of TCBs.  In additional, several mid-sized biotech companies such as Macrogenics and Xencor have ongoing efforts in TCBs.  Finally, numerous small companies have ongoing efforts in the space.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our technology platforms, our product candidates and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our Probody platform and product candidates. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement of valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody therapeutic technology, platform and product candidates. Our patent portfolio as of February 15, 2018 contains 60 issued patents (8 of which are co-owned with a third party) and 233 pending patent applications (13 of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family (currently comprising 6 issued patents and 6 pending applications) covering Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

These patents and patent applications include claims directed to:

•	Probody platform and PDC platform;
•	Other pro-protein platforms;
•	Probody conjugates and conjugation methods to produce PDCs;
•	Bispecific and other multispecific Probody therapeutics, including T-cell-recruiting bispecific Probody therapeutics;
•	Protease-cleavable linkers, e.g., serine protease- and/or MMP-cleavable linkers;
•	Improved display systems for peptide display, e.g., to identify masks, substrates, and other proteins;
•	Cancer immunotherapy Probody therapeutics, e.g., PD-L1, PD-1, and CTLA-4 Probody therapeutics, as well as related novel antibodies and combination therapies;
•	Probody drug conjugates, e.g., CD-166, CD-71 (transferrin receptor), CD49c (integrin alpha 3), and CD147 PDCs, as well as related Probody therapeutics, novel antibodies and ADCs;
•	Probody therapeutics to other targets, e.g., EGFR, Jagged, and IL6R Probody therapeutics, as well as related PDCs, novel antibodies and ADCs;
•	Antibodies that bind Probody therapeutics, e.g., anti-mask and anti-Probody antibodies;
•	Antibodies that bind key targets;
•	Antibodies that bind the active site of uPA protease;
•	Compositions and methods to discriminate between intact Probody therapeutics and activated versions thereof, as well as other translation assays;

•	Methods to produce intact Probody therapeutics; and

•	Methods to use any of the above-referenced compounds and compositions.

In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes 22 issued patents and seven pending patent applications that cover compositions and methods related to screening for and identification of masks and protease-cleavable linkers that we incorporate into our Probody therapeutics.

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

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in the European Union and in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to any or all of Australia, Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Russia or Eurasian Patent Organization, Singapore, South Africa and South Korea.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (the “USPTO”). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2028 to 2035, unless we receive patent term extension or adjustment. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2039, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the U.S. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the U.S. and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented Probody therapeutic technology, platforms and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our Probody therapeutic technology, platforms, and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our Probody therapeutic technology, platforms and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the U.S. The USPTO previously accepted the PROBODY mark under an intent-to-use trademark application. Because we were unable to show use for that mark within three years of acceptance, the mark became abandoned. We have re-filed for trademark protection of the PROBODY mark with the USPTO. We also have filed for trademark protection of the CYTOMX and IHZ marks as well as the CytomX Logo with the USPTO. Both the PROBODY and IHZ marks were allowed by the USPTO in 2016. The PROBODY mark was registered in class 5 by the USPTO in 2017.

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

In-Licenses

License from UCSB

In August 2010, we entered into an agreement with UCSB, that grants us an exclusive license, with the right to sublicense, under the patent rights owned by UCSB covering mask and screening technologies relating to the identification and discovery of pro-protein biologics, including masks and substrates, for the identification of pro-proteins, for use in the fields of therapeutics, in vivo diagnostics, and prophylactics (the “UCSB Agreement”). The UCSB Agreement also grants us an exclusive license, with the right to sublicense, under UCSB’s interest in certain patent rights we co-own with UCSB covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics.

We had no upfront payment obligations under the agreement. We are obligated to pay to UCSB royalties on net sales of licensed products in the low single digit percentages, subject to annual minimum amounts as well as certain reductions.  We are required to make milestone payments to UCSB on the accomplishment of certain milestones totaling up to $1,075 million for each of the first two indications for each licensed product consisting of a molecule or compound covered by the licensed patent rights. We were also obligated to make a payment to UCSB upon the first occurrence of an IPO or change of control. If the Company sublicenses its rights under the UCSB Agreement, it must pay UCSB a percentage of our total sublicense revenues ranging from the mid-single to mid-teen percentages, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company and other permitted deductions.

License from ImmunoGen

In February 2016, we exercised our option to obtain a worldwide, exclusive, sublicensable license from ImmunoGen for development and commercialization of products directed against the target selected by us under our research collaboration agreement with ImmunoGen. See the description of the license agreement set forth under the caption “Our Collaborations—ImmunoGen PDC Collaboration” in this Item 1 of this Annual Report on Form 10-K.

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

In addition, the orphan drug credit is available for qualifying costs incurred between the date the FDA designates a drug as an orphan drug and the date the FDA approves the drug. The recent tax reform legislation, which was signed into law on December 22, 2017, reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%.

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
•

complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in-patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

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

Under European Union regulatory systems, a company can consider applying for marketing authorization in several European Union member states by submitting its marketing authorization application(s) under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines derived from biotechnology, orphan medicinal products, or those medicines with an active substance not authorized in the European Union on or before May 20, 2004 intended to treat acquired immune deficiency syndrome (“AIDS”), cancer, neurodegenerative disorders or diabetes and optional for those medicines containing a new active substance not authorized in the European Union on or before May 20, 2004, medicines which are highly innovative, or medicines to which the granting of a marketing authorization under the centralized procedure would be in the interest of patients at the European Union-level. The decentralized procedure provides for recognition by European Union national authorities of a first assessment performed by one of the member states. Under this procedure, an identical application for marketing authorization is submitted simultaneously to the national authorities of several European Union member states, one of them being chosen as the “Reference Member State”, and the remaining being the “Concerned Member States”. The Reference Member State must prepare and send drafts of an assessment report, summary of product characteristics and the labelling and package leaflet within 120 days after receipt of a valid marketing authorization application to the Concerned Member States, which must decide within 90 days whether to recognize approval. If any Concerned Member State does not recognize the marketing authorization on the grounds of potential serious risk to public health, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. The mutual recognition procedure is similar to the decentralized procedure except that a medicine must have already received a marketing authorization in at least one of the member states, and that member state acts as the Reference Member State.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”) has had a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, will be increased to 70% starting in 2019, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact payment methodologies and reimbursement amounts. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, which led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”) which among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the current presidential administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA.  On October 12, 2017, President Trump issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provided temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. In addition, most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. We cannot predict the extent of the impact of any such changes on us.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the U.S. government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion-dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws and non-US laws and regulations (particularly EU laws regarding personal data relating to individuals based in Europe) govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Our Company Origins and Team

Our Probody platform technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued developing and adding to this technology and aspire to design a pipeline of Probody therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our chief executive officer, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our research and preclinical development team is led by Dr. Michael Kavanaugh, chief scientific officer, and includes renowned and established researchers, and our clinical development team is led by Dr. Rachel Humphrey, chief medical officer. Our management team members have significant experience in oncology with previous experience at AstraZeneca, BMS, Chiron, Five Prime, Maxygen, Millennium, Novartis, SGX and other companies.

Employees

As of December 31, 2017, we had 92 full-time employees and one part-time employee. Of these employees, 56 were primarily engaged in research and development activities.

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

We view our operations and measure our business as one reportable segment operating in the United States. See Note 2 to our audited financial statement included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to PART II Item 6 of this Annual Report on Form 10-K.

Our research and development expenses were $92.3 million, $54.8 million and $28.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales.  We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2017 and December 31, 2016, we had an accumulated deficit of $219.5 million and $176.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, arrange for a third party to manufacture a commercial scale product candidate, or conduct sales and marketing activities necessary for successful commercialization.  Typically, it takes many years to develop one product candidate from the time it enters initial preclinical studies to when it is available for treating patients. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, during 2018 we expect our losses to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, our candidate directed against PD-L1, and CX-2009, our PDC candidate directed against CD-166, and as we continue to conduct IND-enabling studies for CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc., and CX-188, our wholly owned PD-1-targeting Probody therapeutic. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The development of biopharmaceutical product candidates is capital-intensive. To date we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company.

As of December 31, 2017, we had $374.1 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, during 2018 we expect our monthly spending to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072 and CX-2009 and as we continue to conduct IND-enabling studies for CX-2029 and CX-188. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

The timing and amount of our operating expenditures will depend largely on:

•	the scope, timing and progress of our ongoing clinical trials as well as any other preclinical and clinical development activities;
•	the number, size and type of clinical trials and preclinical studies that we may be required to complete for our product candidates, as well as the cost and time of such studies and trials;
•	the number, scope and prioritization of preclinical and clinical programs we decide to pursue;
•	the time and cost necessary to produce clinical supplies of our product candidates;
•	the time and cost necessary to scale our manufacturing capabilities following regulatory approval and commercial launch of any product candidates.
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the cost and timing of regulatory approvals; and
•

our efforts to enhance operational systems and hire additional personnel, including personnel to support development and commercialization of our product candidates and satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock in conjunction with our IPO, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements, including, most recently, the Collaboration and License Agreement that we entered into with Amgen in September 2017. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We also initiated our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. In addition, Bristol-Myers Squibb Company (“BMS”) commenced enrollment of a Phase 1/2 clinical trial for BMS-986249, a Probody therapeutic directed against CTLA-4, in 2018.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, and BMS-986249 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We currently expect to file INDs for CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc., in the first half of 2018, and CX-188, our wholly owned PD-1-targeting Probody therapeutic, in the second half of 2018; however, the filing of such INDs is subject to the satisfaction of certain conditions. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

Further, we or our collaborators may also experience delays in completing ongoing clinical trials, completing preclinical studies or initiating further clinical trials of our product candidates. We do not know whether our or our collaborators’ ongoing clinical trials or preclinical studies will be completed on schedule or at all, or whether planned clinical trials or preclinical studies will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. We or our collaborators may have insufficient internal resources to complete ongoing clinical trials or initiate clinical trials for our other product candidates. The development programs for our product candidates may be delayed for a variety of reasons, including delays related to:

•	recruiting suitable patients to participate in a clinical trial;
•	developing and validating any companion diagnostic to be used in a clinical trial;
•	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
•	obtaining regulatory clearance to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board (“IRB”) approval at each clinical trial site;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites;
•	manufacturing our product candidates in sufficient quality and quantity for use in clinical trials; or
•	collaborators electing to not pursue development and commercialization of our product candidates.

In addition, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

Our product candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability.  If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, with only two product candidates, CX-072 and CX-2009, currently in clinical development.  In addition, BMS is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a Phase 1/2 clinical trial that it initiated in January 2018.  We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

As a result, we may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

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

•	conditions imposed by the United States Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;
•	high drop-out rates of research subjects;
•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
•	greater than anticipated clinical trial costs;
•	delay in the development or approval of companion diagnostic tests for our product candidates;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•

delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

We could find that the therapeutics we or our collaborators pursue are not safe or efficacious or that the safety.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, contract research organizations (“CROs”) and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues or receive royalties from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Furthermore, if one or more of our product candidates or our Probody therapeutic technology generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently.  Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be side effects associated with the use of our product candidates, including CX-072 and CX-2009. We expect to disclose initial clinical data regarding CX-072 in mid-2018 and initial data regarding Part A of CX-2009 in the second half of 2018.  Results of our clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in such clinical trials could respond in unexpected ways. For instance, our Phase 1/2 clinical trial of CX-072 is being conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. In addition, certain arms of our clinical trial of CX-072 enroll patients with tumor types that are not known to be responsive to PD-L1 agents and therefore may be less likely to show effectiveness. Because certain PD-1 and PD-L1 agents are already approved for the treatment of some tumor types, we cannot test CX-072 on those tumor types and will not be able to obtain clinical information about how CX-072 acts in these tumors. Comparing safety and efficacy of CX-072 against other PD-L1 or PD-1 antibodies (either in development or in the market) may be difficult since our Phase 1/2 study is enrolling a different patient population than other studies.   Furthermore, a portion of our Phase 1/2 clinical trial of CX-072 includes the administration of CX-072 in combination with Yervoy (ipilimumab) or Zelboraf (vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. The Phase 1/2 clinical trial of BMS-986249 being conducted by BMS includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks.  In our Phase 1/2 clinical trial of CX-2009, we are targeting CD-166, a target that is broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. Any future clinical trials of our product candidates, including CX-2029 or CX-188, could face similar or heightened risks depending on the modality.  For instance, CX-2029 is a Probody therapeutic targeting CD71, which is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown.

In the event that our clinical trials or the clinical trials of our collaborators reveal these or other adverse side effects, our trials or the clinical trials of our collaborators could be suspended or terminated and the FDA or comparable foreign regulatory authorities could impose a clinical hold, order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, any of these occurrences with respect to one of our product candidates could negatively affect our or any collaborator’s ability to enroll patients and seek regulatory approval for other product candidates that we have developed using our Probody platform, which could also result in a collaborator terminating any program utilizing our Probody platform and the termination of such collaborative relationship. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

In the event that any of our product candidates receives regulatory approval and we, our collaborators or others identify undesirable side effects caused by such product or any other Probody therapeutics, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we or our collaborators may be required to recall the product or change the way the product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer

In addition, adverse side effects caused by any drugs utilizing the same or similar anti-bodies of our product candidates, or that are similar in nature to our product candidates could delay or prevent regulatory approval of our product candidates, limit the commercial profile of an approved label for our product candidates, or result in significant negative consequences following marketing approval.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.  Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including:

•	the size and nature of the target patient population;
•	the eligibility criteria for the clinical trial;
•	the design of the clinical trial;
•	the availability of an appropriate genomic screening test;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. For example, in our Phase 1/2 clinical trial of CX-072, which is directed against PD-L1, we are only permitted to enroll patients with cancer types for which there are no PD inhibitors available for sale.  As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with hundreds of clinical studies exploring the use of PD-1 and PD-L1 agents, there can be no assurance that patients will choose to enroll in our clinical trial. In addition, any arms of our Phase 1/2 clinical trial of CX-072 for indications with small population sizes could be particularly difficult to enroll.  Furthermore, the part of our Phase 1/2 clinical trial of CX-072 in which patients are treated with the combination of CX-072 and vemurafenib can only enroll those patients who do not have access to MEK inhibitors because the emerging standard of care in jurisdictions where MEK inhibitors are available in combination with a BRAF inhibitor (such as vemurafenib), which may have an impact on enrollment in this part of the trial. Our Phase 1/2 clinical trial of CX-2009 studies patients who have one of seven specific tumor types rather than patients suffering from any cancer, which may limit the rate of enrollment of the trial. As with the clinical studies of CX-072, our Phase 1/2 clinical trial of CX-2009 is also competing with hundreds of clinical studies with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trial may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including BMS’ ongoing Phase 1/2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to continue to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, PDCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing, including the research resulting from our ongoing Phase 1/2 clinical trials for CX-072 and CX-2009.

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probodies are administered to human subjects, protease levels in the tumor may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody and reduce the potential to limit the toxicity of the anti-cancer agent. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue.  In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probodies, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probodies are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time.  Many specific elements of Probody therapeutic function may contribute their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually masked antibody, the removal of both masks from the dually masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target.  We have no direct structural evidence for how masks interact with antibodies.   It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, our Probody product candidates have an unknown immunogenicity profile.  As a result, our Probody product candidates may trigger immune responses that inhibit the ability of the antibody to reach the target tissue, cause adverse side effects in humans or cause hypersensitivity reactions.  Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

In addition, the scientific evidence to support the feasibility of developing product candidates against novel, difficult to drug targets, is both preliminary and limited.  For example, our understanding of the expression of CD166 in both healthy and diseased tissues is still developing.  As a result, we cannot provide any assurance that we will be able to successfully identify and advance any product candidates to target novel, difficult to drug targets.

We believe the only clinical experience that the FDA and foreign regulatory authorities have with Probody-based therapeutics in oncology comes from CX-072, CX-2009, and BMS-986249.  We believe that the FDA and foreign regulatory authorities, have no clinical experience in other disease areas, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for products or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our Probody technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including CX-072, CX-188, and BMS-986249) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;
•	the terms of any approvals and the countries in which approvals are obtained;
•	the safety and efficacy of our product candidates, including those being developed by our collaborators;
•	the prevalence and severity of any adverse side effects associated with our product candidates;
•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•	the availability of effective companion diagnostics;
•	relative convenience and ease of administration of our product candidates;
•	the willingness of patients to accept any new methods of administration;
•	the success of our physician education programs;
•	the availability of adequate government and third-party payor reimbursement;
•	the pricing of our products, particularly as compared to alternative treatments; and
•	the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, BMS, ImmunoGen and Pfizer, Inc. (“Pfizer”) to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses.  If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborator may terminate the relevant agreement.

Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including, with respect to BMS, BMS-986249;
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

•

collaborators have significant discretion in designing any clinical trials they operate pursuant to our collaboration agreements, including BMS’ ongoing Phase 1/2 clinical trial of BMS-986249, and may release data from such clinical trials, including with respect to our Probody therapeutics, without consulting us;

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

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all and may not result in the realization of the benefits we expected to achieve upon our entry into such agreements. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

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

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights.  Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights.  Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. Any of the foregoing could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our product candidates may be delayed, and our business will be harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;
•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•	our receipt of approvals by the FDA and other regulatory authorities and the timing thereof;
•	other actions, decisions or rules issued by regulators;
•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;
•	the efforts of our collaborators with respect to the commercialization of our products; and
•	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of any of our product candidates may be delayed, and our business and results of operations may be harmed.

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

If we are unable to successfully develop companion diagnostic tests for certain of our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our product candidates, we believe that our success may depend, in part, on the development of companion diagnostic tests. To successfully develop a companion diagnostic test, we would need to address a number of scientific, technical and logistical challenges. However, we have little experience in the development of companion diagnostic tests and may not be successful in developing appropriate tests to pair with any of our product candidates. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing companion diagnostic tests, we could seek to rely on third parties to design, manufacture, obtain regulatory approval for any companion diagnostic tests for our product candidates. However, we and such collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our product candidates.  As a result, our business would be harmed, possibly materially.

We rely on third parties to conduct all of our clinical trials and certain of our preclinical studies and intend to continue to do so, and if such third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. We do not own manufacturing facilities for producing such supplies and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In February 2018, ImmunoGen announced the closure of their clinical manufacturing facility in Norwood, MA at the end of 2018. This site provided clinical manufacturing support for the CX-2009 program.  We have initiated plans to transfer the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. We may find that our third-party manufacturer is unable to scale up the process in order to produce commercial quantities of our products. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of product candidates under development;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•	loss of the cooperation of a collaborator;

•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. This is especially the case for CX-2009 and CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc.  If we were to experience any supply chain issues, our product supply could be seriously disrupted. In addition, we expect the logistical challenges associated with our supply chain to grow more complex as additional product candidates, such as CX-2029, commence any clinical trials.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trials for CX-072 and CX-2009, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all, although to date we have been able to successfully manufacture clinical quantities of CX-072 and CX-2009. In particular, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In addition, quality issues may arise during scale-up activities. In February 2018, ImmunoGen announced the closure of their clinical manufacturing facility in Norwood, Massachusetts at the end of 2018, which provided clinical manufacturing support for the CX-2009 program.  We have initiated plans to transfer the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer.  In addition, in the event that we initiate clinical trials for CX-2029, the manufacturing of clinical quantities of such product candidates could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We may acquire assets or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

As we continue to mature our Probody platform and our clinical stage pipeline, we may seek to acquire and/or in-license other oncology products, product candidates, programs or companies that we consider complimentary to our efforts. Such efforts may never result in a transaction and any future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to acquire rights to them on acceptable terms, or at all. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources, personnel, and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. In addition, even if we succeed in identifying promising products, product candidates, programs or companies, we may not have the ability to develop, obtain regulatory approval for and commercialize such opportunities, or the financial resources necessary to pursue them.

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties would have a material adverse effect on our business.

In addition, acquisitions create other uncertainties and risks, particularly when the acquisition takes the form of a merger or other business consolidation. We may encounter unexpected difficulties, or incur unexpected costs, in connection with transition activities and integration efforts, which include:

•	high acquisition costs;
•	the need to incur substantial debt or engage in dilutive issuances of equity securities to pay for acquisitions;
•	the potential disruption of our historical business and our activities under our collaboration agreements;
•	the strain on, and need to expand, our existing operational, technical, financial and administrative infrastructure;
•	our lack of experience in late-stage product development and commercialization;
•	the difficulties in assimilating employees and corporate cultures;
•	the difficulties in hiring qualified personnel and establishing necessary development and/or commercialization capabilities;
•	the failure to retain key management and other personnel;
•	the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;
•	the need to write down assets or recognize impairment charges;
•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and
•	any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.

If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase our costs more than we planned, could negatively impact the market price of our common stock and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, including CX-072, CX-2009, CX-2029 and CX-188. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may experience difficulties in managing our growth and expanding our operations successfully.

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CX-072, CX-2009, CX-2029, CX-188 and our other product candidates, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses.  In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third-parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls

We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. For instance, there is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields, and our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies. In addition, these companies compete with us in recruiting scientific and managerial talent.

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains.  The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups.  In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors.  For instance, if our lead product candidates, CX-072 and CX-2009, are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development.  The market for immunotherapies like CX-072 is, in particular, highly competitive and the field is changing quickly.  Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, BMS, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, TESARO, Inc., Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Revitope, and Roche are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as Abbvie, Pfizer, Roche Holding Ltd. and Taekda.  In addition, two mid-sized companies, ImmunoGen and Seattle Genetics, Inc. are also leaders in the development of ADCs and we are aware of numerous small companies with ongoing efforts in this field.  Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xenor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072, CX-2009, and BMS-986249 and any other product candidates we or our collaborators may conduct clinical trials for. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturer) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants we may utilize, may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of data from any current or future clinical trial or data from any preclinical studies involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our product candidates could be delayed.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development activities involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities in South San Francisco, California that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our South San Francisco facilities comply with the relevant guidelines of South San Francisco, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our information technology systems could face serious disruptions that could adversely affect our business.

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, including as the result of cybersecurity incidents that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development work.

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We have evaluated the impact of ASU 2014-09 on our financial statements. Adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption. See “Note 2 – Summary of Significant Accounting Policies” for additional discussion of the accounting changes and the impact of this accounting standard upon adoption.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. California has similar rules. We have performed an IRC Section 382 analysis and determined there was an ownership change in 2017. As a result, the federal and state carryforwards associated with the net operating loss and credit deferred tax assets were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $105.6 million and $58.5 million, respectively, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of February 15, 2018, we have 60 issued patents (8 of which are co-owned with a third party), and 233 pending patent applications (13 of which are co-owned with a third party) covering our Probody platforms and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the co-owned patent family (currently comprising 6 issued patents and 6 pending applications) covering Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes 22 issued patents and seven pending patent applications that cover compositions and methods related to the screening for and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act (“AIA”) enacted within the last several years involves significant changes in patent legislation. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The recent decision by the Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and has not been modified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing product candidates that contain modifications, such as our Probody substrates and masks, that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

•	We or our licensors, or our collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license.
•	We or our licensors, or our collaborators are the first to file patent applications covering certain aspects of our inventions.
•	Others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	A third party may not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed.
•	Any issued patents that we own or have licensed will provide us with any competitive advantages, or will not be challenged by third parties.
•	We may develop additional proprietary technologies that are patentable.
•	The patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects.
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

Probody therapeutics are a relatively new scientific field. We have obtained grants and issuances of Probody therapeutic patents and have licensed one patent family comprising several of these patents from a third party on an exclusive basis for therapeutics applications. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody and immunoregulatory therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering Probody compositions of matter as well as their methods of manufacturing and use.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty (“PCT”) is usually filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the United States, Europe, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, Brazil, China, Hong Kong, India, Indonesia, Israel, Malaysia, Mexico, New Zealand, Russia or Eurasian Patent Organization, Singapore, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

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

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. If we or our licensors, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

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

Because the antibody landscape is still evolving, including the masked antibody landscape, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. There are many issued patents and patent applications covering antibodies targeted against PD-1 and PD-L1, and the intellectual property covering PD-1 and PD-L1 antibodies has been the subject of litigation and licensing, especially regarding how broadly certain claims should be construed. If the claims were to be construed broadly by the courts, we may need to obtain a license to some of such intellectual property, covering PD-1 and/or PD-L1 antibodies, which would decrease the profits we would realize from the sale of such products. An increasing number of third parties are filing masked antibody patent applications, several of which contain claims that are patterned after our own patent claims. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our Probody therapeutic technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our Probody therapeutic technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose our rights to intellectual property rights that are necessary for developing and protecting our product candidates or we could lose certain rights to grant sublicenses.

Our licenses from Amgen, ImmunoGen and UCSB impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us, including various payment obligations such as milestone and royalty payments and payments based on sublicensing revenues.  Our rights under our agreements with our licensors or collaborators may be limited or modified according to their terms.  Additionally, if we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors and collaborators may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty or sublicense revenue payment obligations we would be required to pay on development or sales of future products, if any, the amounts may be significant. The amount of our future royalty or sublicense revenue payment obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

Our intellectual property agreements with our licensors, collaborators and third parties may be subject to disagreements over contract interpretation, which could narrow the scope of, or result in termination of, our rights to the relevant intellectual property or technology or increase our financial or other obligations to such third parties.

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. For example, we may disagree with our licensors or collaborators regarding whether, when and to what extent various obligations under these agreements apply to certain of our product candidates and products, including various payment, development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement. In either case, such disagreement could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self‑executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Any regulatory approvals that we or our collaborators obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, will be increased to 70% starting in 2019, off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA.  On October 12, 2017, President Trump issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.  In addition, most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare & Medicaid Services (“CMS”) has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, in November 2017, CMS issued a proposed decision memorandum, proposing to extend coverage under the Medicare program for certain diagnostic laboratory tests using next generation sequencing (“NGS”) that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the proposed decision memorandum, diagnostic tests that meet these criteria are covered only in patients with recurrent, metastatic or advanced stage IV cancer who have not been previously tested using the same NGS test and have decided to seek further cancer treatment.  Publication of the final national coverage determination (“NCD”) has been delayed and it remains unclear whether CMS will adopt the proposed NCD as currently drafted or include additional coverage limitations in the final NCD.

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

If we or our collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

The new EU General Data Protection Regulation (“GDPR”) which comes into force on May 25, 2018 and will impose obligations and restrictions on how we collect and use personal data relating to individuals located in the EU (including health data), as well as introduce fines of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements.

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

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

We face regulation and potential liability related to the privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts,, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the European General Data Protection Regulation, or GDPR, enters into force, implementing more stringent requirements in relation to our use of personal data relating to individuals located in the E.U. (and E.E.A.). The GDPR repeals the Data Protection Directive (95/46/EC) and will be directly applicable in all E.U. member states starting on May 25, 2018. The GDPR significantly increases fining levels of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. We will be subject to the GDPR where we have an E.U. presence or “establishment” (e.g. E.U. based subsidiary or operations), when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or offering approved products or services (if relevant) to E.U. based data subjects (regardless of whether involving our E.U. based subsidiary or operations).

The GDPR sets out a number of requirements that must be complied with when handling the personal data of such E.U. based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under GDPR and afford greater protection and require additional compliance obligations. Further, E.U. member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows E.U. member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the E.U. states reframe their national legislation to prepare for and harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced.

We will also be subject to evolving EU laws on data export, where we transfer data outside the EU (or EEA) to group companies or third parties. The GDPR only permits exports of data outside the EU (and EEA) where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses). Some of the approved current data transfer mechanisms are under review in the EU courts and by the EU Commission and therefore we recommend monitoring this space for any future changes.

Where we rely on third parties to carry out a number of services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business.

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing. In the EU, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the middle or second half of 2019. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions to business to business communications and significantly increases fining powers to the same levels as GDPR (see above).

We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations, particularly relating to biopharmacy and/or scientific research, that require compliance with their rules pertaining to privacy and data security.

The introduction of the GDPR, and any resultant changes in E.U. member states’ national laws and regulations and the ePrivacy Regulation, will increase our compliance obligations and will necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition or results of operations.

If any person, including any of our employees, clinical vendors or collaborators or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our clinical subject, clinical investigator or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. As above, under the GDPR there are significant new punishments for non-compliance which could result in a penalty of up to 4% of a firm’s global annual revenue. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.

We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

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

The recent tax reform legislation, which was signed into law on December 22, 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. Thus, further limiting the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through March 5, 2018, our stock had high and low sales prices in the range of $9.01 and $34.24 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our collaborators;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

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

Prior to our IPO in October 2015, there had been no public market for shares of our common stock. Our stock began trading on The NASDAQ Global Select Market in 2015, and we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Select Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.

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

As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 42% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “CTMX”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Per share of common stock
Quarter Ended	High	Low
Fiscal Year Ended 12/31/2017
Fourth Quarter	$24.67	$18.10
Third Quarter	$18.31	$13.09
Second Quarter	$18.01	$13.00
First Quarter	$20.02	$10.40
Fiscal Year Ended 12/31/2016
Fourth Quarter	$16.25	$9.85
Third Quarter	$17.79	$9.54
Second Quarter	$14.00	$9.10
First Quarter	$20.94	$11.18

On February 28, 2018, the closing sale price of our common stock was $29.71.

Holders of Record

As of February 28, 2018, there were approximately 45 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 8, 2015 (the first day of trading of our common stock), through December 31, 2017 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	October 8, 2015	December 31, 2015	December 31, 2016	December 31, 2017
CytomX (CTMX)	$100.00	$161.78	$85.19	$163.64
NASDAQ Composite Index (IXIC)	$100.00	$104.09	$111.90	$143.50
NASDAQ Biotech Index (^NBI)	$100.00	$110.25	$86.34	$104.52

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

Recent Sales of Unregistered Equity Securities

Except as previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017, there were no recent sales of unregistered securities during the year ended December 31, 2017.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K. The statement of operations data for each of the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for each of the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015	2014	2013
Revenues	$71,623	$12,845	$5,941	$2,751	$—
Revenues from related parties	—	2,198	1,771	2,326	888
Total revenues	71,623	15,043	7,712	5,077	888
Operating expenses:
Research and development	92,277	54,755	28,357	28,302	10,890
General and administrative	25,605	19,874	12,558	6,540	4,954
Total operating expenses	117,882	74,629	40,915	34,842	15,844
Loss from operations	(46,259)	(59,586)	(33,203)	(29,765)	(14,956)
Interest income	2,674	736	1,315	7	6
Interest expense	—	—	(1,732)	(487)	(254)
Other income (expense), net	(27)	(69)	(1,744)	(55)	71
Loss before provision for (benefit from) income taxes	(43,612)	(58,919)	(35,364)	(30,300)	(15,133)
Provision for (benefit from) income taxes	(513)	(19)	10	10	10
Net loss	(43,099)	(58,900)	(35,374)	(30,310)	(15,143)
Accretion to redemption value and cumulative dividends on preferred stock	—	—	(6,705)	(4,566)	(3,751)
Net loss attributable to common stockholders	$(43,099)	$(58,900)	$(42,079)	$(34,876)	$(18,894)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(1.63)	$(4.90)	$(35.25)	$(24.46)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	37,166,830	36,234,732	8,595,247	989,453	772,320
Other comprehensive loss:
Changes in unrealized gain (losses) on investments	(67)	49	(76)	—	—
Comprehensive loss	$(43,166)	$(58,851)	$(35,450)	$(30,310)	$(15,143)

Balance Sheet Data:

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$374,110	$181,938	$186,711	$64,396	$8,703
Working capital	327,454	152,380	174,015	55,690	5,094
Total assets	397,644	199,128	197,215	73,062	14,183
Total long-term debt, current and non-current	—	—	—	2,987	4,203
Redeemable convertible preferred stock	—	—	—	76,236	44,244
Convertible preferred stock	—	—	—	474	474
Accumulated deficit	(219,465)	(176,366)	(117,466)	(78,138)	(43,881)
Total stockholders' equity (deficit)	69,896	78,479	126,068	(78,541)	(44,279)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on our Probody therapeutic technology platform. We use our platform to create proprietary cancer immunotherapies against clinically-validated targets, such as PD-L1, and develop first-in-class cancer therapeutics against difficult-to-drug targets, such as CD166. Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. Our two lead programs, CX-072, a wholly owned PD-L1-targeting Probody therapeutic and CX-2009, wholly owned CD166-targeting Probody drug conjugate, are both currently being evaluated in Phase 1/2 clinical trials. Both CX-072 and CX-2009 are part of PROCLAIM (Probody Clinical Assessment in Man) (“PROCLAIM”), an international umbrella clinical trial program that provides clinical trial sites with access to our novel therapies under one central protocol. We expect to disclose initial clinical data regarding CX-072 in mid-2018 and initial clinical data regarding CX-2009 in the second half of 2018.

In addition to our proprietary programs, we are collaborating with strategic partners, including AbbVie, Amgen, BMS, ImmunoGen and others. The two most advanced programs from our collaborations are a Probody therapeutic directed against CTLA-4, partnered with BMS, and CX-2029, a CD71 directed Probody Drug Conjugate partnered with AbbVie. BMS is currently evaluating the CTLA-4-directed Probody therapeutic in a Phase 1/2 clinical trial that it initiated in January 2018. We have initiated IND-enabling studies for CX-2029. We anticipate an IND filing for CX-2029 in the first half of 2018 and expect to initiate a clinical trial shortly thereafter. In October 2016, we initiated IND-enabling studies of CX-188, our wholly owned PD-1-targeting Probody therapeutic. We anticipate an IND filing in the second half of 2018 and expect to initiate a clinical trial shortly thereafter.

We currently have three product candidates in clinical trials but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $43.1 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $219.5 million. We expect to continue to incur significant losses for the foreseeable future.

Regulatory agencies, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our two wholly owned product candidates in clinical trials, CX-072 and CX-2009, as well as any additional product candidates for which we file INDs in 2018 and beyond. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones, if they are nonrefundable and deemed substantive, is recognized upon successful accomplishment of the milestones. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from Pfizer and BMS for research and development costs incurred under our research, collaboration and license agreements with them are classified as revenue.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we do generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestone and other payments from our collaborations with AbbVie, Amgen, BMS, ImmunoGen and Pfizer, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. For example, we commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017, and our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. In addition, we currently expect to file INDs for CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc., in the first half of 2018, and CX-188, our wholly owned PD-1-targeting Probody therapeutic, in the second half of 2018; however, the filing of such INDs is subject to the satisfaction of certain conditions. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments, and amortization of discounts or premiums on our short-term investments.

Interest Expense

Interest expense primarily consists of interest costs related to our borrowings under our loan agreements.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes to the estimated fair value of the convertible preferred stock warrant liability and the convertible preferred stock liability.

Comparison of Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue	$71,623	$15,043	$56,580

Revenue increased $56.6 million during the year ended December 31, 2017 compared to the corresponding period in 2016. The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
AbbVie	$19,434	$3,268	$16,166
Amgen	1,311	—	1,311
BMS	36,492	9,577	26,915
ImmunoGen	12,503	—	12,503
Pfizer	1,883	2,198	(315)
Total Revenue	$71,623	$15,043	$56,580

The increase in revenue from AbbVie of $16.2 million for the year ended December 31, 2017 compared to the corresponding period in  2016 was due to recognition of $14.0 million, net of the associated sublicense fee, from the milestone payment we received as a result of our achievement of certain milestones required to be met to begin GLP toxicology studies under the Development and Licensing Agreement and Discovery Collaboration and Licensing Agreement we entered into with AbbVie in April 2016 (collectively, the “AbbVie Agreements”), and an increase of $2.2 million, net of the related deferred costs, related to the recognition of the upfront payment we received in April 2016.

We entered into the Amgen Agreement in September 2017 and we recognized $1.3 million of upfront payments in 2017.

The increase in revenue from BMS of $26.9 million for the year ended December 31, 2017 compared to the corresponding period in 2016 was due to an increase of $17.1 million related to the recognition of an upfront payment we received in connection with the expansion of our collaboration, an increase of $2.1 million related to the recognition of payments made in connection with the selection of its fourth target under our collaboration and license agreement with BMS and the acceleration of the research timeline triggered by BMS’s selection of a fourth target under the BMS Agreement, and a milestone payment of $10.0 million related to the IND filing for the CTLA-4 directed Probody therapeutic by BMS in 2017. These increases were partially offset by a milestone payment of $2.0 million payment received in 2016 for the selection of CTLA-4 ECN Designation, and a decrease of $0.3 million related to research and development services provided to BMS.

The increase in revenue from ImmunoGen of $12.5 million for the year ended December 31, 2017 compared to the corresponding period in 2016 was a result of the recognition of $6.6 million for the delivery of a Development and Commercialization License to ImmunoGen in connection with the ImmunoGen Agreement and the recognition of $5.9 million resulting from the ImmunoGen Amendment. See Note 7 Research and Collaboration Agreements under Item 8 of this Annual Report on Form 10-K for more details.

The decrease in revenue from Pfizer of $0.3 million for the year ended December 31, 2017 compared to the corresponding period in 2016 was due to a reduction in the research and development services we provided to Pfizer. We received a letter, dated March 5, 2018, from Pfizer indicating that Pfizer was terminating our collaboration in its entirety. Such termination will become effective on the date that is 60 days after the date of the letter. As a result of such termination, we are no longer eligible to receive any future payments from our collaboration with Pfizer

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Research and development	$92,277	$54,755	$37,522

Research and development expenses increased $37.5 million during the year ended December 31, 2017 compared to the corresponding period in 2016. The increase was primarily attributable to the following:

•	a non-cash charge of $10.7 million of in-process research and development expense recognized related to the Amgen Agreement;
•	$10.0 million sublicense payment made to UCSB triggered by the $200.0 million upfront payment made by BMS in connection with our expanded collaboration;
•	$2.1 million of UCSB sublicense fees accrued as a result of the Amgen agreement;
•

$1.0 million of UCSB sublicense fees recognized for our achievement of certain milestones required to be met to begin GLP toxicology studies under the AbbVie Agreement and the IND filing for the CTLA-4 directed Probody therapeutic by BMS;

•	an increase of $8.5 million in pharmacology studies and clinical trial expenses resulting from the advancement of CX-072 (PD-L1), CX-2009 (CD166) and CX-2029 (CD71) in 2017;
•	an increase of $5.3 million in personnel-related expenses and allocation of IT and facilities-related expenses due to an increase in headcount;
•	an increase of $1.7 million in consulting expenses due to the commencement of clinical trials in 2017;
•	an increase of $0.6 million related to expenses incurred in acquiring a patent; and
•	an increase of $0.5 million in stock-based compensation resulting from increased headcount and an increase in the value of our stock.

These increases were partially offset by:

•	a decrease of $2.1 million in manufacturing expenses for our CX-072 and CX-2009 programs due to manufacturing activities occurring in 2016 in preparation for clinical trials in 2017;
•	a decrease in laboratory supply expenses of $0.4 million; and
•	a decrease in program management expenses of $0.4 million.

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Year Ended December 31,
	2017	2016	Change
External costs incurred by product candidate (target):	(in thousands)
CX-072 (PD-L1)	$9,290	$8,917	$373
CX-2009 (CD166)	8,533	10,695	(2,162)
CX-2029 (CD71)	9,550	3,220	6,330
Other wholly owned and partnered programs	21,099	3,840	17,259
General research and development expenses	18,976	9,382	9,594
	67,448	36,054	31,394
Internal Costs	24,829	18,701	6,128
Total research and development expenses	$92,277	$54,755	$37,522

General and Administrative Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
General and administrative	$25,605	$19,874	$5,731

General and administrative expense increased $5.7 million during the year ended December 31, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase of $1.4 million in personnel-related expenses and an increase of $1.0 million in recruitment fees due to an increase in headcount and temporary labor; an increase in stock-based compensation of $1.0 million due to an increase in headcount and an increase in the value of our stock; an increase of $1.2 million in consulting services expenses primarily due to an increase in tax and accounting compliance activities and investor relations expenses; an increase in legal expenses of $0.8 million resulting from patent filings; and an increase of $0.2 million in dues and subscriptions related to computer software.

Interest Income and Other Income (Expense), Net

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Interest income	$2,674	$736	$1,938
Other income (expense), net	(27)	(69)	42
Total interest and other income (expense)	$2,647	$667	$1,980

Interest Income

Interest income increased $1.9 million during the year ended December 31, 2017 compared to the corresponding period in 2016. The increase was attributable to an increase in cash and cash equivalents and a decrease in the amortization of premiums on short-term investments resulting from a decrease in average investments in treasury bills.

Other Income (Expense), Net

Other income (expense), net decreased $42 thousand during the year ended December 31, 2017 compared to the corresponding period in 2016. The decrease was primarily attributable to a decrease in foreign currency losses resulting from the strengthening of the U.S. dollar against Euros and British Pound Sterling.

Comparison of Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Revenue	$15,043	$7,712	$7,331

Revenue increased $7.3 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
AbbVie	$3,268	$—	$3,268
BMS	9,577	5,941	3,636
Pfizer	2,198	1,771	427
Total Revenue	$15,043	$7,712	$7,331

The increase in revenue from AbbVie for the year ended December 31, 2016 compared to the corresponding period in 2015 was primarily due to the amortization of upfront payment received pursuant to the AbbVie Agreements. The increase in revenue from BMS for the year ended December 31, 2016 compared to the corresponding period in 2015 was primarily due to the recognition of $2.0 million of milestone revenue and an increase of $1.6 million related to the selection of the third and fourth targets under our collaboration with BMS. The increase in revenue from Pfizer for the year ended December 31, 2016 compared to the corresponding period in 2015 was due to an increase of $0.5 million in recognized revenue due to a shortened research timeline resulting from the lapse of Pfizer’s option to select a fourth target in May 2016, which was partially offset by $0.1 million decrease in service revenue.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Research and development	$54,755	$28,357	$26,398

Research and development expense increased $26.4 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The increase was attributable to an increase of $9.6 million in manufacturing costs for the Company’s CX-072, CX-2009 and CX-2029 programs, an increase of $4.5 million in laboratory and professional services and supplies, an increase of $3.1 million in non-cash stock-based compensation primarily due to higher stock valuation, an increase of $3.1 million in personnel-related expenses due to an increase in headcount, an increase of $2.4 million to advance CX-072 into Phase 1/2 clinical development, an increase of $1.7 million in royalty payments to UCSB triggered by the payments from BMS’s third and fourth target selections, clinical candidate selection and upfront payments from AbbVie, and an increase of $1.6 million in facilities-related expense due to the Company’s relocation to a larger facility in October 2016.
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

Interest Income and Other Income (Expense), net

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Interest income	$736	$1,315	$(579)
Interest expense	—	$(1,732)	$1,732
Other income (expense), net	(69)	(1,744)	1,675
Total interest and other income (expense)	$667	$(2,161)	$2,828

Interest Income

Interest income decreased $0.6 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The decrease was attributable to an increase in amortization of premiums on our investments, offset by an increase in interest income earned on cash equivalents and investments as a result of the proceeds received from our preferred stock financings in May 2015 and June 2015, and our initial public offering (“IPO”) in October 2015.

Interest Expense

Interest expense decreased by $1.7 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The result was attributable to a decrease in interest expense due to termination of our debt facility in September 2015.

Other Income (Expense), Net

Other income (expense), net increased $1.7 million during the year ended December 31, 2016 compared to the corresponding period in 2015. The increase was primarily attributable to a loss of $1.1 million related to the remeasurement of the convertible preferred stock liability and an increase in the fair value of our convertible preferred stock warrant liability of $0.6 million incurred in 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had cash, cash equivalents and short-term investments of $374.1 million and an accumulated deficit of $219.5 million, compared to cash and cash equivalents and short-term investments of $181.9 million and an accumulated deficit of $176.4 million as of December 31, 2016. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. See discussion under “Cash Flows from Operating Activities” and “Cash Flows from Financing Activities” for details on payments received under our collaboration agreement.

In September 2017, we issued 1,156,069 shares of common stock to Amgen in exchange for proceeds of $20.0 million in connection with the entry into a collaboration agreement with Amgen.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into 2020. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our products, including CX-072, CX-2009, CX-2029 and CX-188 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or both of our product candidates currently in clinical development, the acceleration of one or both of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$170,373	$(2,032)	$(27,415)
Net cash (used in) provided by investing activities	(121,266)	45,859	(130,562)
Net cash provided by financing activities	23,796	996	153,403
Net increase (decrease) in cash and cash equivalents	$72,903	$44,823	$(4,574)

Cash Flows from Operating Activities

During the year ended December 31, 2017, cash provided by operating activities was $170.4 million, which consisted of a net loss of $43.1 million, non-cash charges of $23.5 million, and an increase of $190.0 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $1.6 million in depreciation and amortization, $11.3 million in stock-based compensation and a $10.7 million non-cash acquisition of in-process research and development asset charged to expense.

The change in our net operating assets and liabilities of $190.0 million was primarily attributable to:

•

an increase of $189.9 million in deferred revenue resulting from BMS upfront payment of $200.0 million and $40.0 million received in connection with the collaboration we entered into with Amgen in September 2017. These increases were partially offset by an increase in the recognition of revenue associated with upfront fees of $34.4 million under our various collaboration agreements, $6.6 million in recognized revenue from our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement, and $5.9 million in recognized revenue from ImmunoGen as a result of the ImmunoGen Amendment;

•	an increase in accrued and long-term liabilities of $9.2 million; and
•	an increase in other assets of $1.6 million; partially offset by
•

a decrease in accounts receivable of $8.0 million resulting primarily from the $10.0 million of milestone billing to BMS for the IND filing of the CTLA-4 directed Probody therapeutic, offset by $2.0 payment received from BMS relating to the 2016 milestone for the selection of CTLA-4 ECN designation; and

•	a decrease of $2.4 million in accounts payable.

During the year ended December 31, 2016, cash used in operating activities was $2.0 million, which consisted of a net loss of $58.9 million, adjusted by non-cash charges of $13.6 million and an increase of $43.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $10.3 million in stock-based compensation, $1.7 million in depreciation and amortization and $1.6 million in amortization of premiums on our investments.

The change in our net operating assets and liabilities was primarily attributable to:

•

an increase of $43.3 million in deferred revenue, which was primarily due to a $30.0 million upfront payment from AbbVie in connection with the AbbVie Agreements and $25.0 million in payments from BMS in connection with the selection of its third and fourth targets under our collaboration, partially offset by the recognition of upfront fees under certain of our collaboration agreements of $11.7 million;

•	an increase of $4.0 million in accrued liabilities and other liabilities; and
•	an increase of $1.8 million in accounts payable; partially offset by
•	a decrease of $2.6 million in other assets;
•	a decrease of $1.8 million in accounts receivable; and
•	a decrease of $1.6 million in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

During the year ended December 31, 2017, cash used in investing activities was $121.3 million, which consisted of $218.7 million used in the purchase of short-term investments and $1.6 million of capital expenditures used to purchase property and equipment.  This amount was partially offset by $99.0 million in proceeds received upon the maturity of marketable securities.

During the year ended December 31, 2016, cash provided by investing activities was $45.9 million, which consisted of $169.5 million in proceeds received upon the maturity of marketable securities. This was offset by $121.5 million used in the purchase of short-term investments and $2.2 million of capital expenditures used to purchase property and equipment.

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

Cash Flows from Financing Activities

During the year ended December 31, 2017, cash provided by financing activities was $23.8 million, which primarily consisted of proceeds received from the issuance of common stock to Amgen pursuant to the Purchase Agreement of $20.0 million and proceeds from the exercise of stock options and ESPP of $3.8 million.

During the year ended December 31, 2016, cash provided by financing activities was $1.0 million, which primarily consisted of proceeds from the exercise of stock options and ESPP as well as repayment of stockholder notes.

During the year ended December 31, 2015, cash provided by financing activities was $153.4 million, which primarily consisted of $81.8 million in net proceeds from the consummation of our IPO in October 2015 and $74.4 million in net proceeds from the issuance of redeemable convertible preferred stock. These increases were partially offset by repayment of indebtedness of $3.1 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period(3)
	2018	2019	2020	2021	2022+	Total
Operating leases(1)	$4,724	$4,854	$4,990	$5,129	$26,382	$46,079
Royalty obligations(2)	150	—	—	—	—	150
Total contractual obligations	$4,874	$4,854	$4,990	$5,129	$26,382	$46,229

(1)

We lease our current facility under a long-term operating lease, which expires in 2026. The lease provides us with one option to extend the lease term for a period of five years at the then fair market rental value.

(2)

We have royalty obligations under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice. See Note 8 of our financial statements.

(3)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $4.3 million as of December 31, 2017 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets.

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

Our revenues are primarily derived through our license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for our technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to us under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical and clinical studies and contract manufacturing activities, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs. Our contracts with CROs generally include pass-through costs, such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payments that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In the event we make advance payments, they are recorded as prepaid expenses and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress of stage of completion of the services and the agreed-upon fees to be paid for such services.

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different than the actual amounts incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any one period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations.

Stock-based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. Before the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), we estimated the fair value of the awards net of estimated forfeitures. Beginning in 2017, we record forfeitures as they are incurred. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

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

•

Expected volatility. The expected volatility was derived from the average historical volatilities of our stock price and of the stock price of several comparable publicly traded companies within the biotechnology and pharmaceutical industry using an average of historical volatilities of Company’s industry peers.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the option in effect at the time of grant.
•	Dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, prior to 2017, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. Beginning in 2017, we adjust our stock-based compensation expense for forfeitures as they are incurred. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

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

Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Income Taxes

We account for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2017, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

We recognize the tax effects of an uncertain tax position only if it is more likely than not that it will be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not that it will be sustained upon review by the tax authorities. We evaluate uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective on January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2017, the Company has not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”). The Company is evaluating other accounting policies with respect to other provisions of the Tax Act.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $374.1 million as of December 31, 2017 and cash, cash equivalents and short-term investments of $181.9 million as of December 31, 2016, which consisted of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2017, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CytomX Therapeutics, Inc. (the Company) as of December 31, 2017, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017

Redwood City, California

March 7, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss,  of redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of CytomX Therapeutics, Inc. (the “Company”) as of December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2017

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$177,548	$104,645
Short-term investments	196,562	77,293
Accounts receivable	10,139	2,159
Related party accounts receivable	—	154
Prepaid expenses and other current assets	4,352	3,896
Total current assets	388,601	188,147
Property and equipment, net	4,218	4,392
Intangible assets, net	1,604	1,750
Goodwill	949	949
Restricted cash	917	917
Other assets	1,355	2,973
Total assets	$397,644	$199,128
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$4,205	$6,596
Accrued liabilities	16,383	8,824
Deferred revenues, current portion	40,559	20,347
Total current liabilities	61,147	35,767
Deferred revenue, net of current portion	264,704	83,803
Deferred tax liability	—	513
Other long-term liabilities	1,897	566
Total liabilities	327,748	120,649
Commitments and contingencies (Note 10)
Stockholders' equity
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized at December 31, 2017 and 2016; 38,478,560 and 36,490,169 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	289,454	254,871
Accumulated other comprehensive loss	(94)	(27)
Accumulated deficit	(219,465)	(176,366)
Total stockholders' equity	69,896	78,479
Total liabilities, convertible preferred stock and stockholders' equity	$397,644	$199,128

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$71,623	$12,845	$5,941
Revenues from related parties	—	2,198	1,771
Total revenues	71,623	15,043	7,712
Operating expenses:
Research and development	92,277	54,755	28,357
General and administrative	25,605	19,874	12,558
Total operating expenses	117,882	74,629	40,915
Loss from operations	(46,259)	(59,586)	(33,203)
Interest income	2,674	736	1,315
Interest expense	—	—	(1,732)
Other income (expense), net	(27)	(69)	(1,744)
Loss before provision for (benefit from) income taxes	(43,612)	(58,919)	(35,364)
Provision for (benefit from) income taxes	(513)	(19)	10
Net loss	(43,099)	(58,900)	(35,374)
Accretion to redemption value and cumulative dividends on preferred stock	—	—	(6,705)
Net loss attributable to common stockholders	$(43,099)	$(58,900)	$(42,079)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(1.63)	$(4.90)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	37,166,830	36,234,732	8,595,247
Other comprehensive loss:
Changes in unrealized gain (losses) on investments	(67)	49	(76)
Comprehensive loss	$(43,166)	$(58,851)	$(35,450)

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Statements of Redeemable Convertible Preferred Stock,

Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

									Accumulated		Total
	Redeemable Convertible		Convertible					Additional	Other		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Stockholder	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Notes	Capital	Income/(Loss)	Deficit	(Deficit)
Balance at December 31, 2014	18,458,289	$76,236	244,782	$474	996,520	$1	$(404)	$—	$—	$(78,138)	$(78,541)
Issuance of Series C preferred stock, net of issuance costs of $30	941,842	4,969	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 preferred stock upon net exercise of warrants	60,640										—
Issuance of Series D preferred stock, net of issuance costs of $255	7,490,540	69,744	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(26,951,311)	(159,163)	—	—	26,951,311	—	—	159,163	—	—	159,163
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	(244,782)	(474)	244,782	—	—	474	—	—	474
Issuance of common stock in connection with initial public offering, net of underwriting discount of $6,440 and offering costs of $3,796	—	—	—	—	7,666,667	—	—	81,764	—	—	81,764
Extinguishment of preferred stock liability	—	1,509	—	—	—	—	—	—	—	—	—
Extinguishment of preferred stock warrant liability	—	—	—	—	—	—	—	788	—	—	788
Exercise of stock options	—	—	—	—	173,929	—	—	263	—	—	263
Interest on stockholder notes	—	—	—	—	—	—	(4)	—	—	—	(4)
Repayment on stockholder notes	—	—	—	—	—	—	330	—	—	—	330
Stock-based compensation	—	—	—	—	—	—	—	3,986	—	—	3,986
Accretion to redemption value and cumulative dividends on preferred stock	—	6,705	—	—	—	—	—	(2,751)	—	(3,954)	(6,705)
Other comprehensive loss	—	—	—	—	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	—	—	—	(35,374)	(35,374)
Balance at December 31, 2015	—	—	—	—	36,033,209	1	(78)	243,687	(76)	(117,466)	126,068
Exercise of stock options	—	—	—	—	414,396	—	—	643	—	—	643
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	—	31,564	—	—	287	—	—	287
Issuance of common stock in connection with services	—	—	—	—	11,000	—	—	159	—	—	159
Repayment on stockholder note	—	—	—	—	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	—	—	—	—	10,095	—	—	10,095
Other comprehensive income	—	—	—	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	—	—	—	(58,900)	(58,900)
Balance at December 31, 2016	—	—	—	—	36,490,169	1	—	254,871	(27)	(176,366)	78,479
Exercise of stock options	—	—	—	—	764,576	—	—	3,165	—	—	3,165
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	—	67,746	—	—	674	—	—	674
Issuance of common stock pursuant to the Amgen Stock Purchase Agreement	—	—	—	—	1,156,069	—	—	19,457	—	—	19,457
Stock-based compensation	—	—	—	—	—	—	—	11,287	—	—	11,287
Other comprehensive income	—	—	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	(43,099)	(43,099)
Balance at December 31, 2017	—	$—	—	$—	38,478,560	$1	$—	$289,454	$(94)	$(219,465)	$69,896

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(43,099)	$(58,900)	$(35,374)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss/(gain) on disposal of property and equipment	17	(47)	25
Depreciation and amortization	1,645	1,733	1,206
Amortization of debt discount	—	—	80
Accretion of discount on short-term investments	371	1,662	1,186
Stock-based compensation expense	11,287	10,095	3,986
Issuance of common stock in connection with services	—	159	—
Non-cash acquisition of in-process research and development asset charged to expense	10,700	—	—
Change in fair value of convertible preferred stock liability	—	—	1,114
Change in fair value of convertible preferred stock warrant liability	—	—	602
Deferred income taxes	(513)	6	8
Changes in operating assets and liabilities
Accounts receivable	(7,980)	(1,787)	1,131
Related party accounts receivable	154	218	—
Prepaid expenses and other current assets	(456)	(1,597)	(1,491)
Other assets	1,618	(2,609)	128
Accounts payable	(2,441)	1,765	2,944
Accrued liabilities and other liabilities	9,157	3,953	3,170
Deferred revenue	189,913	43,317	(6,130)
Net cash provided by/(used in) operating activities	170,373	(2,032)	(27,415)
Cash flows from investing activities:
Purchases of property and equipment	(1,559)	(2,176)	(1,594)
Proceeds from sales of assets	—	52	—
Purchases of investments	(218,707)	(121,517)	(250,901)
Maturities of investments	99,000	169,500	122,750
Increase in restricted cash	—	—	(817)
Net cash (used in)/provided by investing activities	(121,266)	45,859	(130,562)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	74,430
Proceeds from issuance of common stock, net of issuance costs	19,957	—	—
Proceeds from employee stock purchases and exercise of stock options	3,839	930	263
Proceeds from initial public offering, net of issuance costs	—	—	81,777
Proceeds from stockholder notes	—	78	—
Repayment of notes payable	—	—	(3,067)
Payment of deferred offering costs	—	(12)	—
Net cash provided by financing activities	23,796	996	153,403
Net increase/(decrease) in cash and cash equivalents	72,903	44,823	(4,574)
Cash and cash equivalents, beginning of year	104,645	59,822	64,396
Cash and cash equivalents, end of year	$177,548	$104,645	$59,822
Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$361	$473	$100
Accretion to redemption value and cumulative dividends on preferred stock	—	—	6,705
Convertible preferred stock liability recorded in connection with redeemable convertible preferred stock	—	—	1,509
Stock issuance costs in accounts payable and accrued liabilities	—	—	13

See accompanying notes to financial statements

CytomX Therapeutics, Inc.

Notes to Financial Statements

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on its Probody therapeutic technology platform. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

Private Placement

On September 29, 2017, the Company and Amgen entered into the Purchase Agreement, pursuant to which the Company agreed to issue and sell to Amgen 1,156,069 shares (the “Shares”) of its common stock, par value $0.00001 (“Common Stock”), for an aggregate cash purchase price of $20 million. The Shares are to be issued and sold to Amgen at a price per share of $17.30, using a calculation method of 20-day Volume Weighted Average Price (VWAP). The Closing of the sale and issuance of the Shares, including the delivery of the aggregate purchase price, occurred on October 4, 2017.

2. Basis of Presentation and Summary of Significant Accounting Policies

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

Customers and collaboration partners who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows:

	Revenue			Accounts Receivable, net
	For the Year Ended December 31,			December 31,
	2017	2016	2015	2017	2016
AbbVie Ireland Unlimited Company	$19,434	$3,268	$—	**	$—
Bristol-Myers Squibb Company	36,492	9,577	5,941	10,126	2,159
ImmunoGen, Inc.	12,503	—	—	—	—
Pfizer Inc.	*	2,198	1,771	**	**
Total revenue from customers who represent 10% or more of the Company's total revenue	$68,429	$15,043	$7,712	$10,126	$2,159

   *        Revenue from the customer was less than 10% of the Company’s total revenue for the respective periods presented.

**Accounts receivable balance from the customer was less than 10% of the Company’s total accounts receivable as of the respective periods presented.

All of the Company’s customers are located in the United States of America.

Segments

Management has determined that it has one business activity and operates as one operating segment as it only reports financial information on an aggregate basis to its chief executive officer and chief financial officer, who are the Company’s chief operating decision makers. All long-lived assets are maintained in the United States of America.

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

Notes to Financial Statements

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2017, 2016 and 2015.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the years ended December 31, 2017, 2016 and 2015.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

Notes to Financial Statements

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

Stock-Based Compensation

The Company measures its stock-based awards made to employees based on the fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the ratable method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Prior to 2017, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised in subsequent periods if actual forfeitures differ from those estimates. After the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) in 2017, the Company records forfeitures as they occur.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes and also for deferred tax assets and liabilities, and any valuation allowances recorded against the Company’s deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance

The Company has adopted ASC 740-10, Accounting for Uncertainty in Income Taxes, that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Reclassifications

Certain amounts in the prior year’s Statement of Operations and Comprehensive Loss have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income.

CytomX Therapeutics, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018. The standard permits the use of either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company adopted this standard on January 1, 2018 using the modified retrospective method. This approach allows the Company to apply the new standard to (1) all new contracts entered into after January 1, 2018 and (2) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to equity. Revenue presented in the Company’s comparative financial statements for periods prior to January 1, 2018 would not be revised.

The new revenue recognition standard referred to as ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five-step model will be utilized to achieve the core principle; (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. Under ASC 606, the timing of recognizing royalties, sales-based milestones and other forms of contingent consideration is not expected to change. However, transaction prices are no longer required to be fixed or determinable and certain variable consideration might be recognized prior to the occurrence or resolution of the contingent event to the extent it is probable that a significant reversal in the amount of estimated cumulative revenue will not occur.

The Company evaluated its contracts with customers under the above ASUs (collectively, “ASC 606”).  The impact of adopting ASC 606 on the Company’s results of operations, financial condition, and cash flows varies depending on the contract.  For some contracts, there is no change to timing or method of recognizing revenue while for others, there are changes to timing and/or method of recognizing revenue. The Company will record adjustments upon the adoption of ASC 606 as a result of different accounting treatment of our revenue agreements with respect to the inclusion of milestone payments in the initial transaction price and the method to be used to recognize upfront fees. Under the old standard, milestone payments are recognized when earned and upfront fees were generally recognized as revenue over the research term on a straight-line basis if another method of revenue recognition did not more clearly match the pattern of delivery of goods or services to the customer. Under the new standard, milestone payments are included in the initial transaction price when it is probable that a significant reversal of the milestone payment will not occur. In addition, the Company can no longer default to the straight-line method as the default method in recognizing revenue for goods or services delivered over time. As such, the amount and timing of revenue recognition for our collaboration agreements will change under the new revenue standard.

The Company has substantially completed its analysis of the impact of adopting ASC 606 and expects the impact of adopting ASC 606 to result in an increase in accumulated deficit between $6.0 million to $10.0 million with a corresponding increase to deferred revenues.

In addition to the above impact on the financial statements, the Company will include expanded disclosures, including the disaggregation of revenue, significant judgments made with regard to revenue recognition and reconciliation of contract balances, among other disclosures.

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides clarification on the cash flow presentation and classification of certain transactions, including debt prepayment or extinguishment, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company plans to adopt this standard in its first quarter ended March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company plans to adopt this standard in its first quarter ended March 31, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

3. Fair Value Measurements and Short-Term Investments

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

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

		December 31, 2017
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$164,440	$—	$—	$164,440
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	196,629	—	(67)	196,562
Total Securities		$361,986	$—	$(67)	$361,919

		December 31, 2016
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$89,626	$—	$—	$89,626
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level II	77,295	8	(10)	77,293
Total Securities		$167,838	$8	$(10)	$167,836

No securities have contractual maturities of longer than one year.

CytomX Therapeutics, Inc.

Notes to Financial Statements

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31
	2017	2016
Machinery and equipment	$7,162	$5,973
Computer equipment and software	897	888
Furniture and fixtures	643	651
Leasehold improvements	701	578
Construction in progress	23	45
	9,426	8,135
Less: accumulated depreciation and amortization	(5,208)	(3,743)
	$4,218	$4,392

Depreciation and amortization expense was $1.5 million, $1.7 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Goodwill and Intangible Assets

Goodwill and in-process research and development assets resulted from a series of integrated financing transactions in 2010 that was accounted for as a business combination. The in-process research and development relates to the Company’s proprietary Probody Platform and is accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned. In connection with the collaboration agreements, the Company began amortizing the intangible asset in 2017. The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization for the year ended December 31, 2017 was $0.1 million.

Goodwill and intangible assets consisted of the following (in thousands):

	December 31,
	2017	2016
Goodwill	$949	$949
In-process research and development	1,604	1,750

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Research and clinical expenses	$10,068	$3,909
Payroll and related expenses	4,526	3,971
Legal and professional expenses	1,523	264
Property and equipment	—	331
Other accrued expenses	266	349
Total	$16,383	$8,824

CytomX Therapeutics, Inc.

Notes to Financial Statements

7. Research and Collaboration Agreements

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

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of the associated sublicense fee), which the Company recognized as revenues during the period, from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement.

Under the terms of the Discovery Agreement, AbbVie receives exclusive worldwide rights to develop and commercialize PDCs against up to two targets, one of which was selected in March 2017. The Company shall perform research services to discover the Probody therapeutics and create PDCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such PDCs (“Discovery Licensed Products”).

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

The Company has determined that the CD71 and Discovery Agreements with AbbVie should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed. The Company identified the following deliverables at the inception of the AbbVie Agreements: (1) the research, development and commercialization license for CD71 Probody therapeutic, (2) the research services related to CD71 Probody therapeutic, (3) the obligation to participate in the CD71 Agreement joint research committee, (4) the research services related to the first discovery target (5) the research, development and commercialization license for the first discovery target, and (6) the obligation to participate in the Discovery Agreement joint research committee.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The Company determined that the research, development and commercialization licenses for CD71 and discovery targets do not have standalone value without the Company’s respective research services and expertise. The Company considered factors such as novelty of the Probody therapeutic and PDC technology and lack of other parties’ expertise in this space, the Company’s rights to technology relating to a proprietary platform to enable the Probody therapeutic development and AbbVie’s contractual obligation to use the Company’s research services. The Company also determined that the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee as a single unit of accounting has a standalone value from the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee. Therefore, the Company concluded that there are two units of accounting: CD71 Agreement unit of accounting consisting of the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee, and the Discovery Agreement unit of accounting consisting of the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee.

The upfront payments under the AbbVie Agreements are allocated between two units of accounting based on the estimated relative selling prices of each unit. In order to determine the best estimate of selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company recognizes the allocated amounts ratably over the estimated research service period of five years. The Company recognized revenue of $19.4 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively, related to the AbbVie Agreements. As of December 31, 2017 and 2016, deferred revenue related to the CD71 Agreement unit of accounting was $12.0 million and $17.7 million, respectively, and deferred revenue related to the Discovery Agreement unit of accounting was $6.0 million and $8.9 million, respectively.

Amgen, Inc.

On September 29, 2017, the Company and Amgen, Inc. (“Amgen”) entered into a Collaboration and License Agreement (the “Amgen Agreement”). Pursuant to the Amgen Agreement, the Company received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, the Company and Amgen entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Amgen agreed to purchase 1,156,069 shares of the Company’s common stock, par value $0.00001 per share, at a price of $17.30 per share (calculated based on a 20-day volume-weighted average price), for total proceeds of $20.0 million, which the Company received on October 6, 2017, the closing date of the transaction. On the closing date, the Registration Rights Agreement (the “Registration Rights Agreement”) between the Company and Amgen went into effect. Pursuant to the Registration Rights Agreement, Amgen agreed not to dispose of any of the shares purchased during the six-month period following the closing date (the “lock-up period”) without the prior approval of a majority of the Company’s Board of Directors. The Company estimated a premium on the stock sold to Amgen of $0.5 million, which takes into account a discount due to the lack of marketability resulting from the six-month lockup period.

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a Probody T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). The Company will be responsible for early-stage development of EGFR Products and all related costs (up to certain pre-set costs and certain limits based on clinical study size). Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall only receive royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States.

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

The Company considered the criteria for combining contracts in ASC 605 and determined that the Amgen Agreement and the Purchase Agreement should be combined into one contract. The Company accounted for the Amgen Agreement based on the fair values of the assets and services exchanged. The Company identified the following significant deliverables at the inception of the Amgen Agreement: (1) the research, development and commercialization license, (2) the research and development services for the EGFR Products and the Amgen Other Product, and (3) the obligation to participate in the joint steering committee (“JSC”) and the joint research committee (“JRC”). The Company determined that research, development and commercialization license and the participation in the JSC and JRC do not have stand-alone value from the research and development services and therefore those deliverables were combined into one unit of accounting. The Amgen Other Products will be accounted for as a separate unit of accounting from the EGFR Products as each has a standalone value to Amgen.

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB that is exclusively licensed to us under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, the Company is obligated to make a royalty payment to UCSB equal to 15% of certain sublicense revenue payments owed to or received by the Company. The Company determined that the calculation of the sublicense fee is not specifically addressed in the sublicense agreement when the Company simultaneously licenses the UCSB technology along with the technology the Company has developed internally. As of December 31, 2017, the Company recorded a liability of $2.1 million, which represents the Company’s best estimate of the amount to be remitted to UCSB.

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

The Company estimated the fair value of the CytomX Product received from Amgen and the EGFR Products and the Amgen Products provided to Amgen based on significant unobservable inputs.  Accordingly, they were considered to be level 3 fair value measurements.  The significant inputs into these measurements were the Company’s evaluation of the probability of successful product development of 11%, remaining patent life at the time of product launch of 12 years, estimated projected future cash flows to be realized, and the Company’s estimated discount rate of 9%.

The $10.7 million allocated to the CytomX Product was recorded to research and development expense because it has no alternative future use. The proceeds from the sale of our common stock, net of the $0.5 million premium, was recorded to equity. The estimated fair value of assets and services received approximates the total fair value of consideration given, resulting in no gain or loss recognized on the transaction.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The Company recognized revenue of $1.3 million for the year ended December 31, 2017. As of December 31, 2017, deferred revenue relating to the EGFR Products and the Amgen Other Products was $45.3 million and $4.6 million, respectively. As of December 31, 2017, no amount was due from Amgen under the Amgen Agreement.

Bristol-Myers Squibb Company

On May 23, 2014, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s Probody therapeutic technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, the Company granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets. BMS had additional rights to substitute up to two collaboration targets within three years of the effective date of the BMS Agreement. These rights expired in May 2017. Each collaboration target has a two-year research term and the two additional targets must be nominated by BMS within five years of the effective date of the BMS Agreement. The research term for each collaboration target can be extended in one-year increments up to three times.

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and were initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid-single-digit to low double-digit percentage from potential future sales. The Company will also receive research and development service fees based on a prescribed full-time employee (“FTE”) rate that is capped.

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

In January 2016, BMS selected the third target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid the Company a $10.0 million payment. In December 2016, BMS selected the fourth and its final target pursuant to the BMS Agreement. Under the terms of the BMS Agreement, BMS paid the Company a $15.0 million payment. Both payments were recorded as deferred revenue and as a result of the fourth target selection, the performance period has been reduced from ten years to seven years and the deferred revenue is being recognized over this new performance period. In December 2016, BMS selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to the Company. In November 2017, BMS received acceptance of the IND from the FDA for a CTLA-4-directed Probody therapeutic, which triggered a $10.0 million milestone payment to the Company. Both of these milestone payments were recognized as revenue in its entirety upon the achievement of the criteria necessary to earn the milestone payments.

On March 17, 2017, the Company and BMS entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “Amendment”). The Amendment grants BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets. The effective date of the Amendment was April 25, 2017 (“Amendment Effective Date”).

CytomX Therapeutics, Inc.

Notes to Financial Statements

Under the terms of the Amendment, the Company will continue to collaborate with BMS to discover and conduct preclinical development of Probody therapeutics against targets selected by BMS under the terms of the Amendment.

Pursuant to the Amendment, the financial consideration from BMS was comprised of an upfront payment of $200.0 million and the Company will be eligible to receive up to an aggregate of $3,586.0 million as follows: (i) up to $116.0 million in development milestone payments per target or up to $928.0 million if the maximum of eight targets are selected for the first product modality; (ii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $992.0 million if the maximum of eight targets are selected for the first product modality; (iii) up to $60.0 million in sales milestone payments per target or up to $480.0 million if maximum of eight targets are selected for the first product modality; and (iv) up to $56.3 million in development milestone payments or up to $450.0 million if the maximum of eight targets are selected for the second product modality; (v) up to $62.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $496.0 million if the maximum of eight targets are selected for the second product modality; (iii) up to $30.0 million in sales milestone payments per target or up to $240.0 million if maximum of eight targets are selected for the second product modality. The Company is also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. The Amendment does not change the term of the BMS’ royalty obligation under the BMS Agreement. BMS’ royalty obligation continues on a licensed product-by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The Company received an upfront payment from BMS under the Amendment of $200.0 million in May 2017. Upon receipt of the upfront payment from BMS, the Company made a payment of $10.0 million to the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), under the terms of our exclusive license agreement with UCSB. The upfront payment was recorded as deferred revenue and is being recognized on a ratable basis over the estimated performance period of eight years. In addition, the Company concluded the Amendment to be a modification of the BMS Agreement. As a result, the Company was recognizing the remaining deferred revenue balance relating to the upfront payment received under the BMS Agreement as of the Amendment Effective Date prospectively over the new estimated performance period of eight years.

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

The Company recognized revenue of $36.5 million, $9.6 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, deferred revenue relating to the BMS Agreement was $235.0 million and $60.9 million, respectively. The amount due from BMS under the BMS Agreement was $10.1 million and $2.2 million as of December 31, 2017 and 2016, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for one of the two targets. ImmunoGen discontinued one of the two programs being developed under the ImmunoGen Agreement in July 2017 and substitution rights for this program terminated in February 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon the termination of the program. ImmunoGen continues research work on the second collaboration target.

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue, of which $13.0 million, or $6.5 million per target, was allocated to the unit of accounting comprised of the research license, research services, participation in the joint research committee and the development and commercialization license, and $0.2 million was allocated to the future technological improvements. The Company recognized $6.6 million on the terminated program in March 2017. In December 2017, the Company entered into a license agreement with ImmunoGen (the “ImmunoGen Amendment”) pursuant to ImmunoGen’s exercise of its option to obtain a development and commercialization license for the second research program target under the ImmunoGen Agreement. The ImmunoGen Amendment extended the Company’s obligation to provide research services from January 8, 2018 to June 30, 2018. Upon the execution of the ImmunoGen Amendment, the final deliverable would now be the overall research services as the Company is obligated to provide research services to ImmunoGen through June 30, 2018. As a result, the Company made a cumulative catch-up adjustment and recognized $5.9 million of the total $6.6 million in deferred revenue through December 31, 2017.

The estimated fair value of assets and services received was also $13.2 million during the year ended December 31, 2017, of which $12.7 million was allocated to the licenses received and was charged to research and development expense, with the remaining amount of $0.5 million was allocated to the research services, joint research committee participation and technology improvements, which will be expensed over the period of services to be provided.

The Company recognized revenue of $12.5 million for the year ended December 31, 2017. No revenue was recognized for the years ended December 31, 2016 and December 31, 2015. As of December 31, 2017 and 2016, deferred revenue relating to the ImmunoGen Agreement was $0.7 million and $13.2 million, respectively.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target. The option to select a fourth target lapsed in May 2016. Pfizer discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March of 2018. On March 6, 2018, Pfizer notified the Company that it was terminating the Pfizer Agreement. See Note 19, Subsequent Events for more details.

The Company recognized revenue of $1.9 million, $2.2 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, deferred revenue relating to the Pfizer Agreement was $1.6 million and $3.4 million, respectively. The amount due from Pfizer under the Pfizer Agreement was $0 million and $0.1 million as of December 31, 2017 and 2016, respectively.

8. License Agreement

The Company has an exclusive, worldwide license agreement (the “UCSB Agreement”) with the UCSB, relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering Probody antibodies and other pro-proteins.

Pursuant to the UCSB Agreement, the Company is obligated to (i) make royalty payments to UCSB on net sales of its products covered under the agreement, subject to annual minimum amounts, (ii) make milestone payments to UCSB upon the occurrence of certain events, (iii) make a milestone payment to UCSB upon occurrence of an IPO or change of control, and (iv) reimburse UCSB for prosecution and maintenance of the licensed patents. If the Company sublicenses its rights under the UCSB Agreement, it is obligated to pay UCSB a percentage of the total sublicense revenue received, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company and other permitted deductions.

In 2013, the Company amended the UCSB Agreement to reduce certain amounts due to UCSB upon receipt by the Company of upfront payments, milestone payments and royalties from sublicensees. In exchange for this amendment, the Company issued to UCSB 157,332 shares of common stock. The UCSB Agreement, as amended, will remain in effect until the expiration or abandonment of the last to expire of the licensed patents.

In the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses of $13.5 million, $2.1 million and $0.3 million respectively, to UCSB under the provisions of the UCSB Agreement.

Royalty obligations

The Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice.

9. Long-term Debt

In May 2012, the Company entered into a Master Loan and Security Agreement (the “Debt Facility”). Under the terms of the agreement, an aggregate of $2.0 million could be drawn down during the initial basic loan term of 42 months. In January and December 2013, the Company amended the Debt Facility to borrow an additional $0.3 million and $3.0 million, respectively, with similar terms. Borrowings under the debt facility bore interest at 11.74% per annum. This debt was paid off during 2015.

In connection with the execution and the amendment of the Debt Facility, the Company issued warrants to the lender to purchase an aggregate of 81,620 shares of the Company’s Series B-1 redeemable convertible preferred stock. The warrants were exercisable in cash at an exercise price of $3.084396 per share or through a cashless exercise provision.

In connection with the consummation of the IPO in October 2015, all of the warrants were net exercised, resulting in issuance of an aggregate of 60,640 shares of the Company’s common stock.

CytomX Therapeutics, Inc.

Notes to Financial Statements

Upon issuance of the warrants, the Company recorded a preferred stock warrant liability based on its initial fair value estimated using the Black-Scholes model with an offset to debt discount. The debt discount was amortized to interest expense using the effective interest method over the term of the Debt Facility. The warrant liability was subject to remeasurement to fair value at each balance sheet date until the exercise date, and any change in fair value is recognized in other income (expense), net.

The Company repaid and terminated the Debt Facility in September 2015.

10. Commitments and Contingencies

Operating Lease

New Lease Agreement

On December 10, 2015, the Company entered into a lease (the “Lease”) with HCP Oyster Point III LLC (the “Landlord”) to lease approximately 76,173 rentable square feet of office and laboratory space located in South San Francisco, California for the Company’s new corporate headquarters.

The term of the Lease commenced on October 1, 2016. The 2016 Lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the 2016 Lease.

The Lease provides for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months will be approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company utilized the full amount of the one-time improvement allowance of $12.6 million, of which $2.3 million is recoverable by the landlord through an increase rent which continues through the expiration of the initial lease term.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at December 31, 2016 and 2015.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The future minimum lease payments for all of the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2018	$4,724
2019	4,854
2020	4,990
2021	5,129
2022 and beyond	26,382
Total	$46,079

Rent expense during the years ended December 31, 2017, 2016 and 2015 was $4.2 million, $1.8 million and $0.9 million, respectively.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

In connection with the consummation of the IPO in October 2015, all outstanding shares of Series A-1, Series A-2, Series B-1, Series B-2, Series C and Series D were converted into 27,135,453 shares of common stock on a one-for-one basis. As such, no convertible preferred stock shares were outstanding as of December 31, 2017 and 2016.

12. Common Stock

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2017 and 2016, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, as follows:

	December 31,
	2017	2016
Options issued and outstanding	6,503,458	6,158,746
Shares available for future stock option grants	2,324,793	2,493,188
Total	8,828,251	8,651,934

13. Stock-based Compensation

Equity Incentive Plan

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

In connection with the consummation of the IPO in October 2015, the board of directors adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan” and collectively with the 2010 Plan and 2011 Plan, the “Plans”). In conjunction with adopting the 2015 Plan, the Company discontinued the 2011 Plan with respect to new equity awards.

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2017, 2,324,793 shares of common stock were available for future issuance under the 2015 Plan.

Stock Options

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

Activity under the Company’s stock option plans is set forth below:

			Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2014	1,896,617	2,147,872	$1.197
Options authorized	3,801,597	—	—
Options granted	(3,309,708)	3,309,708	5.174
Options exercised	—	(173,929)	1.507
Options forfeited	12,900	(12,900)	1.405
Balances at December 31, 2015	2,401,406	5,270,751	1.197
Options authorized	1,441,328	—	—
Options granted	(1,367,546)	1,356,546	13.234
Options exercised	—	(414,396)	1.549
Options forfeited	18,000	(54,155)	4.578
Balances at December 31, 2016	2,493,188	6,158,746	3.694
Options authorized	1,459,606	—	—
Options granted	(2,138,620)	2,138,620	13.566
Options exercised	—	(764,576)	4.140
Options forfeited	510,619	(1,029,332)	9.118
Balances at December 31, 2017	2,324,793	6,503,458	8.157	7.2	$84,243
Options Exercisable—December 31, 2017		3,727,754	5.509	6.2	$58,159
Options vested and expected to vest—December 31, 2017		6,503,458	8.157	7.2	$84,243

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the underlying common stock as of December 31, 2017, 2016 and 2015, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2017, 2016 and 2015 was $10.5 million, $4.6 million and $2.3 million, respectively.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The options granted in the years ended December 31, 2017, 2016 and 2016 had a weighted-average per share grant-date fair value of $8.207, $8.936, and $7.169, respectively. At December 31, 2017, the unrecognized compensation expense with respect to options granted to employees was $22.3 million, and is expected to be recognized over 2.4 years.

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

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. We issued 67,746 shares and 31,564 shares of common stock under the ESPP in 2017 and 2016, respectively.

Shares available for future purchase under the ESPP were 980,389 at December 31, 2017. The compensation expense related to the ESPP was $247,000, $145,000 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, there was $123,000 and $113,000, respectively, of unrecognized compensation cost related to the ESPP, which we expect to recognize over 5 months.

Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$5,161	$4,925	$1,972
General and administrative	6,126	5,170	2,014
Total stock-based compensation expense	$11,287	$10,095	$3,986

Stock-based compensation expense for employees was $11.0 million, $9.4 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Stock-based compensation expense for non-employees was $0.3 million, $0.9 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016
Expected volatility	69.1%-72.4%	76.4% – 83.5%	62.9% – 68.9%	52.3%-63.8%	50.4% – 75.6%
Risk-free interest rate	1.7%-2.2%	1.2% – 2.1%	1.4% – 1.9%	1.1%-1.5%	0.5% – 0.6%
Dividend yield	— %	— %	— %	— %	— %
Expected term (in years)	4.9-5.3	5.3 – 5.9	5.2 – 7.2	0.5	0.5

Expected Term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term of the ESPP shares is equal to the six-month look-back period.

Expected Volatility. The expected stock price volatility for the Company’s stock options was derived from the average historical volatilities of the Company’s stock price and the stock price of several comparable publicly traded companies within the biotechnology and pharmaceutical industry. The Company will continue to apply this process until a sufficient amount of historical information on the Company’s own stock price becomes available. Volatility for ESPP shares is equal to our historical volatility over the six-month look-back period.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury whose term was consistent with expected term of the Company’s stock options.

Dividend Rate. The expected dividend was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

14. Related Party Transactions

In 2015, certain employees of Third Rock Ventures, a greater than 10% stockholder of the Company, provided consulting services to the Company. One of the Company’s board members is affiliated with Third Rock Ventures. General and administrative expenses for consulting services and board service fees incurred were $35,000, $48,000 and $33,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The amounts outstanding and included in accounts payable were $0 and $12,000 as of December 31, 2017 and December 31, 2016, respectively. This board member resigned in December 2017.

Revenues from related parties refer to the collaboration agreement with Pfizer, one of the Company’s stockholders. The Company recognized revenue of $2.2 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, deferred revenue relating to the Pfizer Agreement was $3.4 million. The amount due from Pfizer under the agreement was $0.1 million as of December 31, 2016. As of and during the year ended December 31, 2017, Pfizer owned less than 10% of the Company’s outstanding common stock and was no longer a related party for purposes of disclosure.

CytomX Therapeutics, Inc.

Notes to Financial Statements

15. Income Taxes

The Company derives its income only from the United States. The components of the provision (benefit from) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	1	1	2
Total current	1	1	2
Deferred:
Federal	(514)	(20)	8
State	—	—	—
Total deferred	(514)	(20)	8
Provision for (benefit from) income taxes	$(513)	$(19)	$10

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2017	2016	2015
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	7.6%	0.8%	0.8%
Stock compensation	2.3%	(0.6)%	(1.1)%
Tax attributes subject to 382 limitation	27.5%	0.0%	(35.4)%
Tax credits	2.7%	2.2%	0.8%
Change in valuation allowance	(9.3)%	(35.6)%	2.7%
Change in deferreds due to rate change	(58.6)%	0.0%	0.0%
Other	(5.0)%	(0.8)%	(1.8)%
Total	1.2%	0.0%	0.0%

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax liabilities are set out below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net operating loss carryforwards	$24,682	$24,528	$5,688
Research and development credits	5,757	2,683	1,337
Intangible—in-process R&D	—	81	88
Deferred revenue	15,631	13,857	16,182
Accruals and deferred rent	1,256	1,335	998
Stock-based compensation	3,831	3,963	1,125
Other	32	1	26
Total gross deferred income tax assets	51,189	46,448	25,444
Less: valuation allowance	(50,791)	(46,137)	(25,043)
Deferred tax assets, net of valuation allowance	398	311	401
Fixed assets	(282)	(229)	(313)
In-process R&D	—	(595)	(595)
Intangible assets	(116)	—	—
Deferred tax liabilities	(398)	(824)	(908)
Net deferred income tax liabilities	$—	$(513)	$(507)

A valuation allowance has been established for the portion of deferred assets for which realization is not probable. The net change in the total valuation allowance for the year ended December 31, 2017 and 2016 was an increase of $4.7 million and an increase of $21.1 million, respectively and for the year ended December 31, 2015 was a decrease of $1.0 million.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $105.6 million and $58.6 million, respectively, as of December 31, 2017 available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards will begin to expire in 2030 if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $4.6 million and $3.9 million, respectively, as of December 31, 2017 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2030 if not utilized. The state research and development tax credits have no expiration date.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The Company has calculated its best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The tax rate decrease resulted in a reduction of $25.7 million in our deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. The deferred tax asset remeasurement is provisional because the Company continues to evaluate the impact of various domestic provisions of the Act as well as the impact of additional guidance that may be provided.

Due to the adoption of ASU 2016-09 in 2017, the Company recorded an immaterial increase in the deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase in the valuation allowance against these deferred tax assets. In addition, all excess tax benefits and deficiencies are recognized as income tax expense and will result in increased volatility in the Company’s income tax.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017. None of the identified ownership changes resulted in Section 382 limitations with material restrictions such that all of the tax attributes become available for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced. There may be further ownership changes after December 31, 2017. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards.

The Company had approximately $4.3 million and $1.2 million of unrecognized tax benefits as of December 31, 2017 and December 31, 2016, respectively, none of which would affect the Company’s effective tax rate if recognized, due to the Company’s valuation allowance.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of the year	$1,182	$666	$3,019
Additions based on tax positions related to current year	521	23	(2,312)
Adjustment based on submitted prior year tax returns	2,617	493	(41)
Balance at end of the year	$4,320	$1,182	$666

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued at December 31, 2017, 2016 and 2015.

The Company files income tax returns in the United States, including California state jurisdiction. The tax years 2010 to 2017 remains open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2017, the Company is not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

CytomX Therapeutics, Inc.

Notes to Financial Statements

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2017, 2016 and 2015, the Company made contributions to the plan of $255,000, $201,000 and $25,000, respectively.

17. Net Loss Per Share Attributable to Common Stockholders

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Redeemable convertible preferred stock (on an as-converted basis)	—	—	17,507,788
Convertible preferred stock (on an as-converted basis)	—	—	192,473
Options to purchase common stock	6,891,123	6,086,939	3,865,842
Convertible preferred stock warrants	—	—	64,178
Total	6,891,123	6,086,939	21,630,281

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(43,099)	$(58,900)	$(35,374)
Add: accretion to redemption value and cumulative dividends on preferred stock	—	—	(6,705)
Net loss attributable to common stockholders	(43,099)	(58,900)	(42,079)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	37,166,830	36,234,732	8,595,247
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(1.63)	$(4.90)

18. Supplementary Data – Quarterly Financial Data (Unaudited)

The following table represents certain unaudited financial information for each of the quarters ended December 31, 2017 and 2016:

	Three Months Ended
(in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$27,074	$24,144	$8,752	$11,653
Net income (loss)	$621	$(10,247)	$(25,216)	$(8,257)
Net loss per share attributable to common stockholders, basic and diluted	$0.02	$(0.28)	$(0.69)	$(0.23)

CytomX Therapeutics, Inc.

Notes to Financial Statements

	Three Months Ended
(in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$6,272	$3,454	$3,094	$2,223
Net loss	$(14,033)	$(14,662)	$(14,176)	$(16,029)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.40)	$(0.39)	$(0.44)

19. Subsequent Event

On March 6, 2018, Pfizer notified the Company that it was terminating the Research Collaboration, Option and License Agreement. Such termination will become effective 60 days after the notification. As a result of such termination, the Company is no longer eligible to receive any further proceeds from license options, milestones, royalties or research and development fees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in the company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on July 17, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

(3)	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

4.4	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.4#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.5(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.5(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of April 1, 2015.	S-1	8/28/2015	10.8

10.5(c)#	Amended and Restated Severance and Change of Control Agreement effective as of October 3, 2016, by and between CytomX Therapeutics, Inc. and Sean McCarthy, D. Phil.	10-K	3/2/2017	10.5(c)

10.6(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of March 19, 2015.	S-1	8/28/2015	10.9

10.6(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of May 11, 2015.	S-1	8/28/2015	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.6(c)#

Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Robert C. Goeltz.

		10-K	3/2/2017	10.6(c)

10.6(d)#	Separation Agreement, by and between CytomX Therapeutics, Inc. and Robert C. Goeltz, dated as May 15, 2017.	10-Q	8/7/2017	10.1

10.7(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, dated as of April 1, 2015.	S-1/A	8/28/2015	10.12

10.7(c)#

Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, M.D.

		10-K	3/2/2017	10.7(c)

10.8(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of May 1, 2015.	S-1	8/28/2015	10.13

10.8(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of June 15, 2015.	S-1	8/28/2015	10.14

10.8(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd.	10-K	3/2/2017	10.8(c)

10.9#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.	10-Q	5/6/2016	10.2

10.10#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Debanjan Ray.	10-Q	8/7/2017	10.2

10.11#	Form of First Amendment to Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and certain of its officers.	8-K	3/7/2016	10.1

10.12#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors.	S-1	8/28/2015	10.16

10.13†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.14†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.	S-1/A	10/2/2015	10.18

10.15†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol-Myers Squibb.	10-Q	5/5/2017	10.1

10.16†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.17†	Discovery Collaboration and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.2

10.18	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.19†	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.20	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMX THERAPEUTICS, INC.

Date: March 7, 2018	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer

	By:	/s/ Debanjan Ray
	Name:	Debanjan Ray
	Title:	Chief Financial Officer

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

/s/ Sean A. McCarthy	President, Chief Executive Officer and Director	March 7, 2018
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Debanjan Ray	Chief Financial Officer	March 7, 2018
Debanjan Ray	(Principal Financial and Accounting Officer)

/s/ Hoyoung Huh, M.D., Ph.D.	Chairman of the Board	March 7, 2018
Hoyoung Huh, M.D., Ph.D.

/s/ Charles S. Fuchs	Director	March 7, 2018
Charles S. Fuchs

/s/ Frederick W. Gluck	Director	March 7, 2018
Frederick W. Gluck

/s/ John A. Scarlett, M.D.	Director	March 7, 2018
John A. Scarlett, M.D.

/s/ Timothy M. Shannon, M.D.	Director	March 7, 2018
Timothy M. Shannon, M.D.

/s/ Matthew P. Young	Director	March 7, 2018
Matthew P. Young