Form 10-K/A
period 2017-12-31
CytomX Therapeutics, Inc.
filed 2018-03-14
CIK 1501989

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends CytomX Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 7, 2018 (the “Original Filing”) for the purpose of correcting a scrivener’s error with respect to the signatories on the signature page thereto and furnishing a revised Exhibit 24.1 to correct a scrivener’s error in the authorized and appointed attorney-in-fact and the signatories of such exhibit.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update, change or restate the information in any other item of the Original Filing or reflect any events that have occurred after the date of the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(3)	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

4.4	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.4#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.5(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.5(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of April 1, 2015.	S-1	8/28/2015	10.8

10.5(c)#	Amended and Restated Severance and Change of Control Agreement effective as of October 3, 2016, by and between CytomX Therapeutics, Inc. and Sean McCarthy, D. Phil.	10-K	3/2/2017	10.5(c)

10.6(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of March 19, 2015.	S-1	8/28/2015	10.9

10.6(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Bob Goeltz, dated as of May 11, 2015.	S-1	8/28/2015	10.10

10.6(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Robert C. Goeltz.	10-K	3/2/2017	10.6(c)

10.6(d)#	Separation Agreement, by and between CytomX Therapeutics, Inc. and Robert C. Goeltz, dated as May 15, 2017.	10-Q	8/7/2017	10.1

10.7(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, dated as of April 1, 2015.	S-1/A	8/28/2015	10.12

10.7(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, M.D.	10-K	3/2/2017	10.7(c)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.8(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of May 1, 2015.	S-1	8/28/2015	10.13

10.8(b)#	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd, dated as of June 15, 2015.	S-1	8/28/2015	10.14

10.8(c)#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Cynthia J. Ladd.	10-K	3/2/2017	10.8(c)

10.9#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.	10-Q	5/6/2016	10.2

10.10#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Debanjan Ray.	10-Q	8/7/2017	10.2

10.11#	Form of First Amendment to Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and certain of its officers.	8-K	3/7/2016	10.1

10.12#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors.	S-1	8/28/2015	10.16

10.13†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.14†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.	S-1/A	10/2/2015	10.18

10.15†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol-Myers Squibb.	10-Q	5/5/2017	10.1

10.16†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.17†	Discovery Collaboration and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.2

10.18	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.19†	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.20	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	10-K	3/7/2018	23.1

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	3/7/2018	23.2

24.1	Power of Attorney				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/7/2018	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/7/2018	31.2

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/7/2018	32.1

101.INS	XBRL Instance Document	10-K	3/7/2018	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/7/2018	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/7/2018	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/7/2018	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/7/2018	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/7/2018	101.PRE

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
**	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of CytomX Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOMX THERAPEUTICS, INC.

Date: March 14, 2018	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer

	By:	/s/ Debanjan Ray
	Name:	Debanjan Ray
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean A. McCarthy Sean A. McCarthy, D.Phil.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018

/s/ Debanjan Ray Debanjan Ray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018

* Hoyoung Huh, M.D., Ph.D.	Chairman of the Board

* Charles S. Fuchs, M.D., M.P.H.	Director

* Frederick W. Gluck	Director

* Marion McCourt	Director

* John A. Scarlett, M.D.	Director

* Matthew P. Young	Director

*By:	/s/ Sean A. McCarthy	March 14, 2018
Sean A. McCarthy Attorney-in-Fact