Form 10-Q
period 2018-03-31
CytomX Therapeutics, Inc.
filed 2018-05-09
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 7, 2018, 38,957,509 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$142,155	$177,548
Short-term investments	219,321	196,562
Accounts receivable	81	10,139
Prepaid expenses and other current assets	5,474	4,352
Total current assets	367,031	388,601
Property and equipment, net	4,622	4,218
Intangible assets, net	1,568	1,604
Goodwill	949	949
Restricted cash	917	917
Other assets	1,375	1,355
Total assets	$376,462	$397,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,349	$4,205
Income tax payable	1,035	1
Accrued liabilities	16,335	16,382
Deferred revenue, current portion	46,988	40,559
Total current liabilities	69,707	61,147
Deferred revenue, net of current portion	255,053	264,704
Other long-term liabilities	2,055	1,897
Total liabilities	326,815	327,748
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2018 and December 31, 2017.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 38,903,699 and 38,478,560 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	295,744	289,454
Accumulated other comprehensive loss	(228)	(94)
Accumulated deficit	(245,870)	(219,465)
Total stockholders' equity	49,647	69,896
Total liabilities and stockholders' equity	$376,462	$397,644

(1)	The condensed balance sheet as of December 31, 2017 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$14,184	$11,176
Revenues from related parties	—	477
Total revenues	14,184	11,653
Operating expenses:
Research and development	22,458	14,576
General and administrative	7,356	5,691
Total operating expenses	29,814	20,267
Loss from operations	(15,630)	(8,614)
Interest income	1,375	236
Other income (expense), net	(140)	120
Loss before provision for (benefit from) income taxes	(14,395)	(8,258)
Provision for (benefit from) income taxes	1,098	(1)
Net loss	$(15,493)	$(8,257)
Net loss per share, basic and diluted	$(0.40)	$(0.23)
Shares used to compute net loss per share, basic and diluted	38,647,878	36,538,869
Other comprehensive loss:
Changes in unrealized losses on short-term investments	(134)	(73)
Comprehensive loss	$(15,627)	$(8,330)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,493)	$(8,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	—	(1)
Amortization of intangible assets	36	—
Depreciation and amortization	376	395
Amortization of premiums (accretion of discounts) on investments	(261)	203
Stock-based compensation expense	3,688	2,747
Deferred income taxes	—	1
Changes in operating assets and liabilities
Accounts receivable	10,058	1,946
Related party accounts receivable	—	99
Prepaid expenses and other current assets	(1,122)	(222)
Other assets	(20)	220
Accounts payable	1,115	(2,825)
Accrued liabilities, income tax payable and other long-term liabilities	1,145	(1,809)
Deferred revenue	(14,134)	(11,583)
Net cash used in operating activities	(14,612)	(19,086)
Cash flows from investing activities:
Purchases of property and equipment	(751)	(944)
Purchases of short-term investments	(48,132)	(40,094)
Maturities of short-term investments	25,500	40,250
Net cash used in investing activities	(23,383)	(788)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,602	891
Net cash provided by financing activities	2,602	891
Net decrease in cash, cash equivalents and restricted cash	(35,393)	(18,983)
Cash, cash equivalents and restricted cash, beginning of period	178,465	105,562
Cash, cash equivalents and restricted cash, end of period	$143,072	$86,579

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	391	230
Non-cash adjustment to deferred revenue resulting from adoption of ASC 606	10,912	—

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapeutics. The Company is pioneering a novel class of investigational antibody therapeutics, based on its Probody™ therapeutic technology platform, for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and reduce drug activity in healthy tissue and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three months ended March 31, 2017, a reclassification of interest expense to interest income was made in the condensed statements of operations to conform to the current period presentation.

The condensed balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the amounts shown in the statements of cash flows.

	As of March 31, 2018	As of December 31, 2017	As of March 31, 2017	As of December 31, 2016
Cash and cash equivalents	$142,155	$177,548	$85,662	$104,645
Restricted cash - non-current assets	917	917	917	917
Total	$143,072	$178,465	$86,579	$105,562

Restricted cash represents a standby letter of credit issued pursuant to an office lease entered in December 2015.

Comprehensive Income (Loss)

The Company’s unrealized gains and losses on short-term investments represent the only component of other comprehensive income (loss) that is excluded from the reported net loss.

Revenue Recognition

The Company adopted ASC Topic 606 effective January 1, 2018 on a modified retrospective basis. As such, the prior period amounts were not restated and continue to be presented in accordance with ASC Topic 605. For the Company’s accounting policy on revenue recognition prior to January 1, 2018, refer to the 2017 Form 10-K filed with the SEC on March 7, 2018. The policy disclosed in this Quarterly Report on Form 10-Q is the Company’s policy under ASC Topic 606, which was to be applied from January 1, 2018 forward.

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

The Company recognizes revenue when the customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company has received or expects to receive in exchange for those goods or services.

The Company assesses whether the promises in its arrangements with customers are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to the Company’s intellectual property is distinct from the research and development services or participation on steering committees.

The transaction price in each arrangement is allocated to the identified performance obligations based on the standalone selling price (“SSP”) of each distinct performance obligation, which requires judgment. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs.  Due to the early stage of the Company’s licensed technology, the license of such technology is typically combined with research and development services and steering committee participation as one performance obligation. In these cases, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company’s collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, or upon receipt of actual marketing approvals of a covered product or for additional indications. At each reporting date, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Once determined, the transaction price is allocated to each performance obligation on a relative SSP basis. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

The Company’s collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract, but rather, are included when the sales or usage occur.

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company pays SGEN sublicense fees. These sublicense fees are treated as reductions of the transaction price and combined with the performance obligation to which they relate.

Contract Balances

Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards (collectively Accounting Standard Codification Topic 606 (“ASC 606”) have the same effective date and transition date of January 1, 2018. The Company adopted ASC 606 on January 1, 2018, using the cumulative effect transition method. The Company elected to use the practical expedient for contract modifications whereby the aggregate effect of all modifications that occurred prior to the transition date can be reflected when identifying performance obligations and determining and allocating the transaction price.

The Company evaluated its contracts with customers under ASC 606.  The impact of adopting ASC 606 on the Company’s results of operations, financial condition, and cash flows varies depending on the contract. The Company recorded adjustments upon the adoption of ASC 606 as a result of the different accounting treatment of its revenue agreements with respect to the inclusion of milestone payments in the initial transaction price and the method to be used to recognize upfront fees. Under the prior revenue recognition standard, milestone payments were recognized when earned and upfront fees were generally recognized as revenue over the research term on a straight-line basis if another method of revenue recognition did not more clearly match the pattern of delivery of goods or services to the customer. Under ASC 606, milestone payments are included in the initial transaction price when it is probable that a significant reversal of the milestone payment will not occur. In addition, the Company can no longer default to the straight-line method as the default method in recognizing revenue for goods or services delivered over time. As such, the amount and timing of revenue recognition for its collaboration agreements changed under the new revenue recognition standard. The impact of the adoption of ASC 606 was an increase in the balance of deferred revenue and an increase in the accumulated deficit balance of $10.9 million on January 1, 2018.

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed balance sheet line items (in thousands):

	As of March 31, 2018
	Balances Without the Adoption of ASC 606	Adjustments	As Reported
Liabilities
Income tax payable	$1,154	$(119)	$1,035
Deferred revenue - current	44,879	2,109	46,988
Deferred revenue - long-term	247,282	7,771	255,053
Stockholders' Equity
Accumulated deficit	(236,109)	(9,761)	(245,870)

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

	Three Months Ended March 31, 2018
	Balances Without the Adoption of ASC 606	Adjustments	As Reported
Revenue	$12,626	$1,558	$14,184
Loss from Operations	(17,188)	1,558	(15,630)
Loss before provision for income taxes	(15,953)	1,558	(14,395)
Provision for income taxes	1,217	(119)	1,098
Net loss	(17,170)	1,677	(15,493)
Net loss per share, basic and diluted	(0.44)	0.04	(0.40)

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed statement of cash flows line items (in thousands):

	Three Months Ended March 31, 2018
	Balances Without the Adoption of ASC 606	Adjustments	As Reported
Cash flows from operating activities:
Net loss	$(17,170)	$1,677	$(15,493)
Changes in operating assets and liabilities:
Accrued liabilities, income tax payable and other long-term liabilities	1,264	(119)	1,145
Deferred revenue	(12,576)	(1,558)	(14,134)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides clarification on the cash flow presentation and classification of certain transactions, including debt prepayment or extinguishment, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The Company adopted this standard in its first quarter ended March 31, 2018. The adoption of this standard had no impact on the Company’s financial statements for the three months ended March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard in its first quarter ended March 31, 2018. The Company has revised the presentation of restricted cash in its Statements of Cash Flows and provided the additional disclosures required under this standard.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This accounting standard update provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The Company adopted this standard on January 1, 2018. The adoption of this standard had no impact on the Company’s financial statements for the three months ended March 31, 2018.

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for the Company on January 1, 2020. The Company is currently assessing the impact of this new guidance.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard will be effective for the Company on January 1, 2019.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act. It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. The Company continues to analyze the impact of the Tax Cuts and Jobs Act and reported provisional amounts for which it can reasonably estimate in the three months ended March 31, 2018. See Note 9, Income tax expense.

3. Fair Value Measurements and Short-Term Investments

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

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

		March 31, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$130,882	$—	$—	$130,882
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	219,524	—	(203)	219,321
Total		$351,323	$—	$(203)	$351,120

		December 31, 2017
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$164,440	$—	$—	$164,440
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	196,629	—	(67)	196,562
Total		$361,986	$—	$(67)	$361,919

As of March 31, 2018, no securities have contractual maturities of longer than one year.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Research and clinical expenses	$12,381	$10,068
Payroll and related expenses	2,140	4,526
Legal and professional expenses	1,558	1,523
Other accrued expenses	256	265
Total	$16,335	$16,382

5. Research and Collaboration Agreements

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a Probody Drug Conjugates (“PDC”) against CD71, with the Company responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies.  The Company will assume 35% of the net profits or net losses related to later development unless it opts-out. If the Company opts-out from participation of co-development of the CD71 PDC, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 PDC. AbbVie, at its sole discretion, may stop development of any CD71 PDC and terminate the CD71 Agreement if the Company does not meet certain preclinical research criteria by the applicable deadline. In such case, the Company and AbbVie may evaluate and approve an alternate CD71 PDC. If such alternate CD71 PDC is approved, then the Company and AbbVie will, in good faith, negotiate amendments to the timelines and, if necessary, the content in the research and development plan and budget and extensions to the deadlines to achieve defined success criteria.

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of the associated sublicense fee of $1.0 million) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement.

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

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million in April 2016 and may receive an additional payment upon the selection by AbbVie of the second target and the satisfaction of certain success criteria under the CD71 Agreement. AbbVie has not selected the second target, but the success criteria under the CD71 Agreement were met in September 2016. The Company is also eligible to receive up to $275.0 million in target nomination, development, regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs.

The Company has determined that the CD71 and Discovery Agreements with AbbVie should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed.

The Company identified the following performance obligations at the inception of the AbbVie Agreements: (1) the research, development and commercialization license for CD71 Probody therapeutic, (2) the research services related to CD71 Probody therapeutic, (3) the obligation to participate in the CD71 Agreement joint research committee, (4) the research services related to the first discovery target (5) the research, development and commercialization license for the first discovery target, and (6) the obligation to participate in the Discovery Agreement joint research committee. The Company concluded that, at the inception of the agreement, AbbVie’s option for the second discovery target is not a material right and is therefore not a performance obligation.

The Company determined that the research, development and commercialization licenses for CD71 and discovery targets are not distinct from the Company’s respective research services and expertise. The Company considered factors such as novelty of the Probody therapeutic and PDC technology and lack of other parties’ expertise in this space, the Company’s rights to technology relating to a proprietary platform to enable the Probody therapeutic development and AbbVie’s contractual obligation to use the Company’s research services. The Company determined that the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee were a combined performance obligation and were distinct from the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee. Therefore, the Company concluded that there are two distinct performance obligations: CD71 Agreement performance obligation consisting of the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee, and the Discovery Agreement performance obligation consisting of the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee.

The transaction price consists of $30.0 million in upfront payments, $14.0 million milestone payment received (net of the associated sublicense fee of $1.0 million) less $4.2 million of estimated sublicense fees. The upfront payments under the AbbVie Agreements are allocated between the two performance obligations based on the estimated relative standalone selling prices. The $30.0 million of upfront payments is allocated $20.0 million to the CD71 Agreement, with the remaining $10.0 million allocated to the Discovery Agreement. The $14.0 million milestone payment received (net of the associated sublicense fee of $1.0 million) and estimated sublicense fees are allocated to the CD71 Agreement performance obligation as they are directly related to the development of the CD71 Probody therapeutic. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price as of March 31, 2018. The Company recognizes the transaction price of $29.8 million allocated to the CD71 Agreement performance obligation using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal full-time employee (“FTE”) effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the five-year service period. As the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie, the initial transaction price of $10.0 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five years. The Company recognized revenue of $2.7 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively, related to the AbbVie Agreements. As of March 31, 2018 and December 31, 2017, deferred revenue related to the CD71 Agreement performance obligation was $17.0 million and $11.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $6.2 million and $6.8 million, respectively. As of March 31, 2018, no amount was due from AbbVie under the AbbVie Agreement.

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

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen will collaborate in the research and development of Probody T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

At the initiation of the collaboration, CytomX had the option to select, from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell engaging bispecific product from the Amgen pre-clinical pipeline. In March 2018, CytomX selected the program. CytomX will be responsible, at its expense, for converting this program to a Probody T-cell engaging bispecific product, and thereafter, be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

The Company considered the criteria for combining contracts in ASC 606 and determined that the Amgen Agreement and the Purchase Agreement should be combined into one contract. The Company accounted for the Amgen Agreement based on the fair values of the assets and services exchanged. The Company identified the following performance obligations at the inception of the Amgen Agreement: (1) the research, development and commercialization license, (2) the research and development services for the EGFR Products and the Amgen Other Product, and (3) the obligation to participate in the joint steering committee (“JSC”) and the joint research committee (“JRC”). The Company determined that research, development and commercialization license and the participation in the JSC and JRC are not distinct from the research and development services and therefore those performance obligations were combined into one combined performance obligation. The Amgen Other Products will be accounted for as a separate performance obligation from the EGFR Products as the nature of the services being performed is not the same and the value that Amgen can derive from one program is not dependent on the success of the other.

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), that is exclusively licensed to us under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, the Company is obligated to make a royalty payment to UCSB equal to 15% of certain sublicense revenue payments owed to or received by the Company. The Company determined that the calculation of the sublicense fee is not specifically addressed in the sublicense agreement when the Company simultaneously licenses the UCSB technology along with the technology the Company has developed internally. As of December 31, 2017, the Company recorded a liability of $2.1 million, which represents the Company’s best estimate of the amount to be remitted to UCSB. As of March 31, 2018, the Company determined that the estimated liability of $2.1 million is still appropriate.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s equity, was allocated between two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price as of March 31, 2018. The Company recognizes the transaction price of $45.8 million allocated to the EGFR Products performance obligation using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal FTE effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the six-year service period. As the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform  available to Amgen, the initial transaction price of $4.7 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $1.3 million for the three months ended March 31, 2018, related to the Amgen Agreement. As of March 31, 2018 and December 31, 2017, deferred revenue related to the EGFR Products performance obligation was $43.7 million and $45.3 million, respectively. As of March 31, 2018 and December 31, 2017, deferred revenue related to the Amgen Other Products performance obligation was $4.4 million and $4.6 million, respectively. As of March 31, 2018, no amount was due from Amgen under the Amgen Agreement.

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

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and was initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales. The Company will also receive research and development service fees based on a prescribed FTE rate that is capped.

The Company identified the following performance obligations at the inception of the BMS Agreement: (1) the exclusive research, development and commercialization license, (2) the research and development services and (3) the obligation to participate in the joint research committee. The Company determined that the license, the Company’s research services and expertise related to the development of the product candidates should be combined with the research services and participation in the joint research committee as one combined performance obligation. The Company concluded that, at the inception of the agreement, BMS’ options for the third and fourth targets were not material rights and not performance obligations. As such, each option was accounted for as a separate arrangement upon exercise. Additionally, the Company considered whether the services performed for each target should be considered separate performance obligations and concluded that all targets should be accounted for as one combined performance obligation.

The Company received an upfront payment of $50.0 million from BMS in July 2014. In January and December 2016, BMS selected the third and fourth targets, respectively, and paid the Company $10.0 million and $15.0 million, respectively, pursuant to the terms of the BMS Agreement.  In December 2016, BMS selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to the Company. In November 2017, the Company recognized a $10.0 million milestone payment from BMS upon approval of the investigational new drug application for the CTLA-4-directed Probody therapeutic.

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

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million.   The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price as of March 31, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period which ends on April 25, 2023.

The Company recognized revenue of $8.2 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, deferred revenue relating to the BMS Agreement was $230.0 million and $235.0 million, respectively. The amount due from BMS under the BMS Agreement was $67,000 and $10.1 million as of March 31, 2018 and December 31, 2017, respectively.

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

Under the terms of the agreement, both the Company and ImmunoGen are required to perform research activities on behalf of the other party for no monetary consideration. The research activities for a particular target will last until January 2018 unless they are terminated by one of the parties or when a development and commercialization license is obtained with respect to that target. This arrangement was extended to June 2018, as discussed below. Each party is solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement. Each party may be liable to pay annual maintenance fees to the other party if the licensed product candidate covered under each development and commercialization license has not progressed to the clinical stage of development within six years of the exercise of the development and commercialization license.

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

The Company accounted for the ImmunoGen Agreement based on the fair value of the assets and services exchanged. The Company identified the following performance obligations at the inception of the ImmunoGen Agreement: (1) the research license, (2) the research services, (3) the obligation to participate in the joint research committee, (4) the exclusive research, development and commercialization license and (5) the obligation to provide future technology improvements, when available. The Company determined that the research license, participation in the joint steering committee, the research services, and the technology improvements are not distinct from the development and commercialization license and therefore those performance obligations were combined into one combined performance obligation. The Company considered factors such the limited economic benefits to ImmunoGen if the development and commercialization license is not obtained and the lack of sublicensing rights in the research license.

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the agreement. In December 2017, the Company entered into a license agreement with ImmunoGen (the “ImmunoGen Amendment”) pursuant to ImmunoGen’s exercise of its option to obtain a development and commercialization license for the second research program target under the ImmunoGen Agreement. The ImmunoGen Amendment extended the Company’s obligation to provide research services from January 8, 2018 to June 30, 2018. The fair value of the consideration for the combined performance obligation is being recognized as revenue over the research period ending on June 30, 2018.

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

The Company recognized revenue of $0.7 million and $6.5 million for this target for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, deferred revenue relating to the ImmunoGen Agreement was $0.7 million and $0.7 million, respectively. As of both March 31, 2018 and December 31, 2017, no amount was due from ImmunoGen under the ImmunoGen Agreement.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The expenses related to this agreement was not material for the financial statements for the three months ended March 31, 2018 and 2017.

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target and paid the Company $1.5 million. The option to select a fourth target lapsed in May 2016. Pfizer has discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March 2018. On March 6, 2018, Pfizer notified the Company that it was terminating the Pfizer Agreement. As such, the Company had no further performance obligations under this agreement following March 6, 2018 and recognized the remaining deferred revenue of $1.1 million.

Pursuant to the Pfizer Agreement, the Company received an upfront payment of $6.0 million and research and development service fees based on a prescribed FTE rate per year that is capped. The Company identified the following performance obligations at the inception of the Pfizer Agreement: (1) the research license, (2) the research services and (3) the obligation to participate in the joint research committee. The Company determined that the research license was not distinct from the research services and participation in the joint research committee due to the specialized nature of the research services to be provided by the Company, and accordingly, this deliverable was combined with the research services and participation in the joint research committee as a combined performance obligation. The Company concluded that, at the inception of the agreement, Pfizer’s options to obtain an exclusive development and commercialization license for each research project target do not represent a material right and are not performance obligations.

As the combined performance obligation represented an obligation to continuously make the Probody therapeutic technology platform available to Pfizer, the initial transaction price was recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five and a half years.

The Company recognized revenue of $1.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, deferred revenue relating to the Pfizer Agreement was $0 and $1.6 million, respectively. As of March 31, 2018 and December 31, 2017, the amount due from Pfizer under the Pfizer Agreement was $14,000 and $13,000, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract assets and liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue	$305,263	$10,912	$(14,134)	$302,041

Additions of $10.9 million represent the ASC 606 adoption adjustment. Deductions of $14.1 million represents revenue recognized in the three months ended March 31, 2018 that was included in the contract liability balance at the beginning of the period.

The Company estimates that the $302.0 million of deferred revenue related to the following contracts as of March 31, 2018 to be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•	The $17.0 million of deferred revenue related to the AbbVie CD71 Agreement as of March 31, 2018 is expected to be recognized based on actual FTE effort over the next three years until April 2021.
•	The $6.2 million of deferred revenue related to the Discovery Agreement as of March 31, 2018 is expected to be recognized ratably over the next three years until April 2021.
•	The $43.7 million of deferred revenue related to the Amgen EGFR Products as of March 31, 2018 is expected to be recognized based on actual FTE effort over the next five years until September 2023.
•	The $4.4 million of deferred revenue related to the Amgen Other Products as of March 31, 2018 is expected to be recognized ratably over the next five years until September 2023.
•	The $230.0 million of deferred revenue related to the BMS Agreement is expected to be recognized ratably over the next seven years until April 2025.
•	The $0.7 million of deferred revenue related to the ImmunoGen Agreement is expected to be recognized ratably over next three months until June 2018.

6. License Agreement

The Company has an exclusive, worldwide license agreement (the “UCSB Agreement”) with UCSB, relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering Probody antibodies and other pro-proteins.

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

During the three months ended March 31, 2018 and 2017, the Company incurred expenses of $11,000 and $0.2 million, respectively, to UCSB under the provisions of the UCSB Agreement.

Royalty obligations

The Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice.

7. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the three months ended March 31, 2018 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2017	6,503,458	$8.157
Options granted	1,261,400	26.215
Options exercised	(425,139)	6.122
Option forfeited/expired	(33,764)	15.491
Balances at March 31, 2018	7,305,955	$11.360
Options exercisable at March 31, 2018	3,600,751	$5.957

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation expense:
Research and development	$1,808	$1,227
General and administrative	1,880	1,520
Total stock-based compensation expense	$3,688	$2,747

8. Net Loss Per Share

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	7,199,679	7,055,207
Total	7,199,679	7,055,207

9. Income Tax Expense

The Company recorded a provision for income taxes of $1.1 million during the three months ended March 31, 2018. The income tax expense was generated as a result of a timing difference in the recognition of revenue between tax and U.S. GAAP purposes, primarily related to the upfront payment received from the BMS Agreement. The recognition of this revenue for tax purposes resulted in taxable income and therefore, tax expense. The Company’s effective tax rate was -7.63% and 0.0% for the three months ended March 31, 2018 and 2017, respectively. Income tax expense for the three months ended March 31, 2018 was accrued based on the newly-enacted statutory federal tax rate of 21%, which was effective for tax years starting January 1, 2018.  The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of March 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) of 2017 was signed into law making significant changes to the Internal Revenue Code. The Tax Act contains significant changes to corporate income tax, including among other things, a reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. Since further guidance, interpretations and rulings are expected in the 12 months following enactment, the Company has made certain provisional estimates, as permitted by SAB 118 and continues to analyze the impact of the Tax Act. As of March 31, 2018, the Company has not completed its accounting for all of the effects of the Tax Act due to pending guidance, interpretations and rulings to be issued. The Company did not make any adjustments during the three months ended March 31, 2018 to the tax amounts recorded during the year ended December 31, 2017. As the Company collects and prepares the necessary data and obtains further guidance or interpretation of the Tax Act, it may make adjustments to the provisional amounts that it has recorded that may materially impact the provision for income taxes in the period in which the adjustments are made. The Company will complete its accounting analysis when the interpretations, guidance and rulings are finalized by the various tax and standard-setting bodies, which is expected by the end of December 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2017, included in our Annual Report on Forms 10-K and 10-K/A, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2018 and March 14, 2018, respectively.

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

In addition to our proprietary programs, we are collaborating with strategic partners, including AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc. (“ImmunoGen”) and others. The two most advanced programs from our collaborations are a Probody therapeutic directed against CTLA-4, partnered with BMS, and CX-2029, a CD71 directed Probody Drug Conjugate partnered with AbbVie. BMS is currently evaluating the CTLA-4-directed Probody therapeutic in a Phase 1/2 clinical trial that it initiated in January 2018. In April 2018, we submitted an IND filing for CX-2029 and expect to initiate a clinical trial in the third quarter of 2018. In October 2016, we initiated IND-enabling studies of CX-188, our wholly owned PD-1-targeting Probody therapeutic. We anticipate an IND filing in the second half of 2018 and expect to initiate a clinical trial shortly thereafter.

We currently have two product candidates in clinical trials that we are conducting and one product candidate in clinical trials which our partner, BMS, is conducting, but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $15.5 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $245.9 million. We expect to continue to incur significant losses for the foreseeable future.

Regulatory agencies, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our two wholly owned product candidates in clinical trials, CX-072 and CX-2009, as well as any additional product candidates for which we initiate clinical trials in 2018 and beyond. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

Revenue Recognition

On January 1, 2018, we adopted Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the cumulative effect transition method.

We recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration which we have received or expect to receive in exchange for those goods or services.

Our revenues are primarily derived through our license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for our technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to us under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

We assess whether the promises in these arrangements are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to our Probody therapeutic technology platform is distinct from the research and development services or participation on development committees.

The transaction price in each arrangement is allocated to the identified performance obligations based on the standalone selling price (“SSP”) of each distinct performance obligation. Judgment is required to determine SSP. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs.  Due to the early stage of our licensed technology, the license of such technology is typically combined with the research and development services and committee participation as one performance obligation. In these cases, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Our collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones and sales-based milestones. Such payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. At the inception of each agreement that includes such milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation based on a relative SSP basis. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

Our critical accounting policies are described in Note 2 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method or a common measure of progress for the entire performance obligation. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, is also recognized over the performance period based on a similar method. Reimbursements from Pfizer and BMS for research and development costs incurred under our research, collaboration and license agreements with them are classified as revenue.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we do generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaborations with AbbVie, Amgen, BMS, ImmunoGen and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. For example, we commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017, and our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. In addition, in April 2018, we submitted an IND filing for CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc. and expect to initiate a clinical trial in the third quarter of 2018. Furthermore, we currently expect to file an IND for CX-188, our wholly owned PD-1-targeting Probody therapeutic, in the second half of 2018; however, the filing and clearance of such INDs and the initiation of clinical enrollment is subject to the satisfaction of certain conditions. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments, and accretion of discounts or amortization of premiums on our short-term investments.

Other Income (Expense), net

Other income (expense), net consists primarily of gains and losses from changes in currency exchange rates.

Results of Operations

For the Three Months Ended March 31, 2018 and 2017.

Revenues

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Total revenues	$14,184	$11,653	$2,531

Revenue increased $2.5 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
AbbVie	$2,671	$1,380	$1,291
Amgen	1,255	—	1,255
BMS	8,168	3,300	4,868
ImmunoGen	735	6,496	(5,761)
Pfizer	1,355	477	878
Total Revenue	$14,184	$11,653	$2,531

The variance in revenue from the three months ended March 31, 2018 compared to the comparable period in 2017 was partially due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The total revenue for the three months ended March 31, 2018 would have been $12.6 million under Accounting Standards Codification 605, Revenue Recognition (“ASC 605”).

The increase in revenue from AbbVie of $1.3 million was primarily due to the change in the method of revenue recognition for the CD71 Co-Development and Licensing Agreement we entered into with AbbVie in April 2016 (the “CD71 Agreement”) from straight-line under ASC 605 to percentage-of-completion under ASC 606, which we adopted on January 1, 2018.

We entered into our Collaboration and License Agreement with Amgen in September 2017 (the “Amgen Agreement”). As such, no revenue was recognized during the three months ended March 31, 2017.

The increase in revenue from BMS of $4.9 million was primarily due to an increase of $6.3 million in amortization of deferred revenue related to the $200.0 million of upfront payment we received as a result of the Amendment Number 1 to Extend Collaboration and License Agreement (the “BMS Amendment”), which includes additional targets, partially offset by a decrease of $1.2 million in amortization of deferred revenue resulting from a reduction in research terms during the three months ended March 31, 2017.

The decrease in revenue from ImmunoGen of $5.8 million was a result of the recognition of $6.5 million in revenue related to the delivery of a Development and Commercialization License to ImmunoGen in connection with the Research Collaboration Agreement we entered into with Immunogen (the “Immunogen Agreement”) during the three months ended March 31, 2017, compared to the recognition of $0.7 million in revenue related to the amortization of the estimated fair value allocated to the second target under the ImmunoGen Agreement during the three months ended March 31, 2018.

The increase in revenue from Pfizer of $0.9 million was primarily a result of the recognition $1.1 million of the remaining unamortized upfront payments resulting from the termination of our Research Collaboration, Option and License Agreement with Pfizer Inc. in March 2018.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Research and development expenses	$22,458	$14,576	$7,882

Research and development expenses increased $7.9 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $3.5 million in lab contracts and services, consulting expenses and clinical trial startup fees to advance CX-188 and CX-2029 through IND-enabling studies, an increase of $2.2 million in CX-072 resulting from increased clinical trial activities, and an increase of $2.0 million in personnel-related expenses due to an increase in headcount.

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Three Months Ended March 31,
	2018	2017	Change
External costs incurred by product candidate (target):	(in thousands)
CX-072 (PD-L1)	$4,075	$1,528	$2,547
CX-2009 (CD166)	2,621	2,509	112
CX-2029 (CD71)	2,105	1,178	927
Other wholly owned and partnered programs	3,283	976	2,307
General research and development expenses	2,136	2,422	(286)
	14,220	8,613	5,607
Internal Costs	8,238	5,963	2,275
Total research and development expenses	$22,458	$14,576	$7,882

General and Administrative Expenses

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
General and administrative expenses	$7,356	$5,691	$1,665

General and administrative expense increased $1.7 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $0.8 million in personnel-related expense due to an increase in headcount, an increase of $0.4 million in stock-based compensation resulting from an increase in headcount and an increase in the average price of our common stock, which resulted in an increase in the grant-date fair values of new stock grants, and an increase of $0.4 million in consulting services primarily due to an increase in tax and accounting compliance activities.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Interest income	$1,375	$236	$1,139
Other income (expense), net	(140)	121	(261)
Total Interest and other income	$1,235	$357	$878

Interest Income

Interest income increased $1.1 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase in cash and cash equivalents and accretion of discounts on short-term investments.

Other Income (Expense), Net

Other income (expense), net decreased $0.3 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. This decrease was primarily attributable to an increase in foreign currency losses resulting from the weakening of the U.S. dollar against the Euro and British Pound Sterling.

Provision For (Benefit From) Income Taxes

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Provision for (benefit from) income taxes	$1,098	$(1)	$1,099

Provision for (benefit from) income taxes increased $1.1 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The income tax expense was generated as a result of a timing difference in the recognition of revenue between tax and U.S. GAAP purposes, primarily related to the upfront payment received from the BMS Agreement. The recognition of this revenue for tax purposes resulted in taxable income and therefore, tax expense.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $361.5 million and an accumulated deficit of $245.9 million, compared to cash and cash equivalents of $374.1 million and an accumulated deficit of $219.5 million as of December 31, 2017. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In September 2017, we issued 1,156,069 shares of common stock to Amgen in exchange for proceeds of $20.0 million in connection with the entry into a collaboration agreement with Amgen.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into 2020. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-072, CX-2009, CX-2029 and CX-188 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or both of our product candidates currently in clinical development, the acceleration of one or both of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(14,612)	$(19,086)
Net cash used in investing activities	(23,383)	(788)
Net cash provided by financing activities	2,602	891
Net decrease in cash, cash equivalents and restricted cash	$(35,393)	$(18,983)

Cash Flows from Operating Activities

During the three months ended March 31, 2018, cash used in operating activities was $14.6 million, which consisted of a net loss of $15.5 million, adjusted by non-cash charges of $3.8 million and a net decrease of $2.9 million in our net operating assets. The non-cash charges primarily consist of $3.7 million in stock-based compensation and $0.4 million in depreciation and amortization, partially offset by $0.3 million in accretion of discounts on our short-term investments. The change in our net operating assets and liabilities was primarily due to a decrease of $14.1 million in deferred revenue resulting from recognition of upfront fees under ASC 606 pursuant to our collaboration agreements and a decrease of $1.1 million in prepaid expenses and other current assets. These decreases were partially offset by an increase of $10.1 million in accounts receivable resulting primarily from the $10.0 million payment we received from BMS for the IND filing BMS-986249, an increase in accrued liabilities, income tax payable and other long-term liabilities of $1.1 million, and an increase in accounts payable of $1.1 million.

During the three months ended March 31, 2017, cash used in operating activities was $19.1 million, which consisted of a net loss of $8.3 million, adjusted by non-cash charges of $3.3 million and a net decrease of $14.2 million in our net operating assets. The non-cash charges primarily consist of $2.7 million in stock-based compensation, $0.4 million in depreciation and amortization and $0.2 million in amortization of premiums on our short-term investments. The change in our net operating assets and liabilities was primarily due to a decrease of $11.6 million in deferred revenue triggered by our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration with ImmunoGen, which we entered into in January 2014, and recognition of upfront fees under certain of our collaboration agreements, a decrease of $2.8 million in accounts payable, a decrease of $1.8 million in accrued liabilities, and a decrease of $0.2 million in prepaid expenses and other current assets. This was partially offset by an increase of $1.9 million in accounts receivable.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, cash used in investing activities was $23.4 million, which consisted of $48.1 million used in the purchase of short-term investments and $0.8 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $25.5 million in proceeds received upon the maturity of marketable securities.

During the three months ended March 31, 2017, cash used in investing activities was $0.8 million, which consisted of $40.1 million used in the purchase of short-term investments and $0.9 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $40.2 million in proceeds received upon the maturity of marketable securities

Cash Flows from Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options.

During the three months ended March 31, 2017, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options.

Contractual Obligations

There were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 7, 2018 and Amended on March 14, 2018.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $361.5 million as of March 31, 2018 and cash, cash equivalents and short-term investments of $374.1 million as of December 31, 2017, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of March 31, 2018, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2018 and December 31, 2017, we had an accumulated deficit of $245.9 million and $219.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, during 2018 we expect our losses to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, our candidate directed against PD-L1, and CX-2009, our PDC candidate directed against CD-166, as we initiate enrollment of clinical trials for CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc., and continue to conduct IND-enabling studies for CX-188, our wholly owned PD-1-targeting Probody therapeutic. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2018, we had $361.5 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, during 2018 we expect our monthly spending to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072 and CX-2009, initiate enrollment of clinical trials for CX-2029, and as we continue to conduct IND-enabling studies for CX-188. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We also initiated our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. In addition, Bristol-Myers Squibb Company (“BMS”) commenced enrollment of a Phase 1/2 clinical trial for BMS-986249, a Probody therapeutic directed against CTLA-4, in 2018.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, and BMS-986249 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We expect to initiate clinical trial enrollment of CX-2029, our lead clinical candidate under our CD71 collaboration with AbbVie Inc., in the second half of 2018, and currently expect to file an IND application for CX-188, our wholly owned PD-1-targeting Probody therapeutic, in the second half of 2018; however, the filing and clearance of such INDs and the initiation of clinical enrollment is subject to the satisfaction of certain conditions. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072 and CX-2009). We expect to disclose initial clinical data regarding Part A (monotherapy) and Part B1 (ipilimumab combination) of CX-072 in mid-2018 and initial data regarding Part A of CX-2009 in the second half of 2018.  Results of our clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in such clinical trials could respond in unexpected ways. For instance, our Phase 1/2 clinical trial of CX-072 is being conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. In addition, certain arms of our clinical trial of CX-072 enroll patients with tumor types that are not known to be responsive to PD-L1 agents and therefore may be less likely to show effectiveness. Because certain PD-1 and PD-L1 agents are already approved for the treatment of some tumor types, we cannot test CX-072 on those tumor types and will not be able to obtain clinical information about how CX-072 acts in these tumors. Comparing safety and efficacy of CX-072 against other PD-L1 or PD-1 antibodies (either in development or in the market) may be difficult since our Phase 1/2 study is enrolling a different patient population than other studies.   Furthermore, a portion of our Phase 1/2 clinical trial of CX-072 includes the administration of CX-072 in combination with Yervoy (ipilimumab) or Zelboraf (vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. The Phase 1/2 clinical trial of BMS-986249 being conducted by BMS includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks.  In our Phase 1/2 clinical trial of CX-2009, we are targeting CD-166, a target that is broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. Any future clinical trials of our product candidates, including CX-2029 or CX-188, could face similar or heightened risks depending on the modality.  For instance, CX-2029 is a Probody therapeutic targeting CD71, which is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. For example, in our Phase 1/2 clinical trial of CX-072, which is directed against PD-L1, we are only permitted to enroll patients with cancer types for which there are no PD inhibitors available for sale.  As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with hundreds of clinical trials exploring the use of PD-1 and PD-L1 agents, there can be no assurance that patients will choose to enroll in our clinical trial. In addition, any arms of our Phase 1/2 clinical trial of CX-072 for indications with small population sizes could be particularly difficult to enroll.  Furthermore, the part of our Phase 1/2 clinical trial of CX-072 in which patients are treated with the combination of CX-072 and vemurafenib can only enroll those patients who do not have access to MEK inhibitors because the emerging standard of care in jurisdictions where MEK inhibitors are available in combination with a BRAF inhibitor (such as vemurafenib), which may have an impact on enrollment in this part of the trial. Our Phase 1/2 clinical trial of CX-2009 studies patients who have one of seven specific tumor types rather than patients suffering from any cancer, which may limit the rate of enrollment of the trial. As with the clinical trials of CX-072, our Phase 1/2 clinical trial of CX-2009 is also competing with hundreds of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trial may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including BMS’ ongoing Phase 1/2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. We do not own manufacturing facilities for producing such supplies and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In February 2018, ImmunoGen announced the closure of their clinical manufacturing facility in Norwood, MA at the end of 2018. This site provided clinical manufacturing support for the CX-2009 program.  We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trials for CX-072 and CX-2009, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all, although to date we have been able to successfully manufacture clinical quantities of CX-072 and CX-2009. In particular, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In addition, quality issues may arise during scale-up activities. In February 2018, ImmunoGen announced the closure of their clinical manufacturing facility in Norwood, Massachusetts at the end of 2018, which provided clinical manufacturing support for the CX-2009 program.  We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer.  In addition, in the event that we initiate clinical trials for CX-2029, the manufacturing of clinical quantities of such product candidates could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, BMS, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, TESARO, Inc., Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as Abbvie, Pfizer, Roche Holding Ltd. and Taekda.  In addition, two mid-sized companies, ImmunoGen and Seattle Genetics, Inc. are also leaders in the development of ADCs and we are aware of numerous small companies with ongoing efforts in this field.  Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072, CX-2009, CX-2029, and BMS-986249 and any other product candidates we or our collaborators may conduct clinical trials for. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturer) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We have evaluated the impact of ASU 2014-09 on our financial statements. Adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption. See “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion of the accounting changes and the impact of this accounting standard upon adoption.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of April 2018, we have 62 issued patents (8 of which are co-owned with a third party), and 245 pending patent applications (13 of which are co-owned with a third party) covering our Probody platforms and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the co-owned patent family (currently comprising 6 issued patents and 6 pending applications) covering Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes 22 issued patents and seven pending patent applications that cover compositions and methods related to the screening for and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the European General Data Protection Regulation, or GDPR, enters into force, implementing more stringent requirements in relation to our use of personal data relating to individuals located in the E.U. (and E.E.A.). The GDPR repeals the Data Protection Directive (95/46/EC) and will be directly applicable in all E.U. member states starting on May 25, 2018. The GDPR significantly increases fining levels of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. We will be subject to the GDPR where we have an E.U. presence or “establishment” (e.g. E.U. based subsidiary or operations), when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or offering approved products or services (if relevant) to E.U. based data subjects (regardless of whether involving our E.U. based subsidiary or operations).

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through March 5, 2018, our stock had high and low sales prices in the range of $9.01 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of March 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 39% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Use of Proceeds

None

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

CytomX Therapeutics, Inc.

Date: May 9, 2018	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 9, 2018	By:	/s/ Debanjan Ray
Debanjan Ray
Chief Financial Officer (principal financial officer and principal accounting officer)