Form 10-Q
period 2018-06-30
CytomX Therapeutics, Inc.
filed 2018-08-08
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 6, 2018, 44,963,692 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

•	our ability to attract and retain qualified key management and technical personnel;

•	our ability to transition from an emerging growth company under the Jumpstart Our Business Startups Act of 2012 to a large accelerated filer;

•	our ability to secure and maintain licenses of intellectual property to protect our technologies and product candidates;

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$132,908	$177,548
Short-term investments	202,238	196,562
Accounts receivable	25,137	10,139
Prepaid expenses and other current assets	6,388	4,352
Total current assets	366,671	388,601
Property and equipment, net	5,499	4,218
Intangible assets, net	1,531	1,604
Goodwill	949	949
Restricted cash	917	917
Other assets	1,375	1,355
Total assets	$376,942	$397,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,240	$4,205
Income tax payable	2,692	1
Accrued liabilities	24,768	16,382
Deferred revenue, current portion	51,512	40,559
Total current liabilities	83,212	61,147
Deferred revenue, net of current portion	250,316	264,704
Other long-term liabilities	2,281	1,897
Total liabilities	335,809	327,748
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2018 and December 31, 2017.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 39,011,779 and 38,478,560 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	300,627	289,454
Accumulated other comprehensive loss	(178)	(94)
Accumulated deficit	(259,317)	(219,465)
Total stockholders' equity	41,133	69,896
Total liabilities and stockholders' equity	$376,942	$397,644

__________________

(1)	The condensed balance sheet as of December 31, 2017 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$21,338	$8,283	$35,522	$19,459
Revenue from related party	—	469	—	946
Total revenues	21,338	8,752	35,522	20,405
Operating expenses:
Research and development	25,553	28,076	48,011	42,652
General and administrative	9,042	6,049	16,398	11,740
Total operating expenses	34,595	34,125	64,409	54,392
Loss from operations	(13,257)	(25,373)	(28,887)	(33,987)
Interest income	1,540	357	2,915	594
Other income (expense), net	61	(174)	(79)	(54)
Loss before provision for income taxes	(11,656)	(25,190)	(26,051)	(33,447)
Provision for income taxes	1,791	26	2,889	26
Net loss	$(13,447)	$(25,216)	$(28,940)	$(33,473)
Net loss per share, basic and diluted	$(0.35)	$(0.69)	$(0.75)	$(0.91)
Shares used to compute net loss per share, basic and diluted	38,961,021	36,780,897	38,805,317	36,660,548
Other comprehensive loss:
Changes in unrealized gains (losses) on short-term investments	50	(10)	(84)	(83)
Comprehensive loss	$(13,397)	$(25,226)	$(29,024)	$(33,556)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,940)	$(33,473)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on disposal of property and equipment	—	(1)
Amortization of intangible assets	73	—
Depreciation and amortization	802	764
Amortization of premiums (accretion of discounts) on investments	(643)	337
Stock-based compensation expense	7,849	5,757
Deferred income taxes	—	26
Changes in operating assets and liabilities
Accounts receivable	(14,998)	2,001
Related party accounts receivable	—	127
Prepaid expenses and other current assets	(1,878)	(683)
Other assets	(20)	(267)
Accounts payable	(429)	79
Accrued liabilities, income tax payable and other long-term liabilities	11,303	(233)
Deferred revenue	(14,347)	179,675
Net cash (used in) provided by operating activities	(41,228)	154,109
Cash flows from investing activities:
Purchases of property and equipment	(1,619)	(1,268)
Purchases of short-term investments	(99,630)	(54,183)
Maturities of short-term investments	94,513	68,000
Net cash (used in) provided by investing activities	(6,736)	12,549
Cash flows from financing activities:
Proceeds from exercise of stock options	3,324	1,557
Net cash provided by financing activities	3,324	1,557
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,640)	168,215
Cash, cash equivalents and restricted cash, beginning of period	178,465	105,562
Cash, cash equivalents and restricted cash, end of period	$133,825	$273,777

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	826	—
Non-cash adjustment to deferred revenue resulting from the adoption of ASC 606	10,912	—

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

The condensed balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the amounts shown in the statements of cash flows (in thousands).

	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents	$132,908	$177,548
Restricted cash - non-current assets	917	917
Total	$133,825	$178,465

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company pays SGEN sublicense fees. These sublicense fees are treated as reductions of the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed balance sheet line items (in thousands):

	As of June 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Liabilities
Income tax payable	$1,636	$1,056	$2,692
Deferred revenue - current	44,964	6,548	51,512
Deferred revenue - long-term	235,899	14,417	250,316
Stockholders' Equity
Accumulated deficit	(237,296)	(22,021)	(259,317)

The following tables summarize the impact of adopting ASC 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

	Three Months Ended June 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Revenue	$32,423	$(11,085)	$21,338
Loss from operations	(2,172)	(11,085)	(13,257)
Loss before provision for income taxes	(571)	(11,085)	(11,656)
Provision for income taxes	616	1,175	1,791
Net loss	(1,187)	(12,260)	(13,447)
Net loss per share, basic and diluted	(0.03)	(0.32)	(0.35)

	Six Months Ended June 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Revenue	$45,049	$(9,527)	$35,522
Loss from operations	(19,360)	(9,527)	(28,887)
Loss before provision for income taxes	(16,524)	(9,527)	(26,051)
Provision for income taxes	1,833	1,056	2,889
Net loss	(18,357)	(10,583)	(28,940)
Net loss per share, basic and diluted	(0.47)	(0.28)	(0.75)

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed statement of cash flows line items (in thousands):

	Six Months Ended June 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Cash flows from operating activities:
Net loss	$(18,357)	$(10,583)	$(28,940)
Changes in operating assets and liabilities:
Accrued liabilities, income tax payable and other long-term liabilities	10,247	1,056	11,303
Deferred revenue	(23,874)	9,527	(14,347)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides clarification on the cash flow presentation and classification of certain transactions, including debt prepayment or extinguishment, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The Company adopted this standard in its first quarter ended March 31, 2018. The adoption of this standard had no impact on the Company’s financial statements for the three months and six months ended June 30, 2018.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This accounting standard update provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The Company adopted this standard on January 1, 2018. The adoption of this standard had no impact on the Company’s financial statements for the three months and six months ended June 30, 2018.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act. It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. The Company continues to analyze the impact of the Tax Cuts and Jobs Act and reported provisional amounts for which it can reasonably estimate in the three months and six months ended June 30, 2018. See Note 9, Income Tax Expense.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the impact of this new guidance.

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets. Level I assets consist primarily of highly liquid money market funds, some of which are included in restricted cash, and U.S. Government bonds that are included in short-term investments.

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

		June 30, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$131,450	$—	$—	$131,450
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	202,389	—	(151)	202,238
Total		$334,756	$—	$(151)	$334,605

		December 31, 2017
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$164,440	$—	$—	$164,440
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	196,629	—	(67)	196,562
Total		$361,986	$—	$(67)	$361,919

As of June 30, 2018, no securities have contractual maturities of longer than one year.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Research and clinical expenses	$19,592	$10,068
Payroll and related expenses	3,089	4,526
Legal and professional expenses	1,827	1,523
Other accrued expenses	260	265
Total	$24,768	$16,382

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

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reduction in such royalties if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of the associated sublicense fee of $1.0 million) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. In May 2018, the United States Food and Drug Administration (“FDA”) cleared the IND application for CX-2029, a PDC targeting CD71 that the Company is developing in partnership with AbbVie.  As a result, the Company achieved the IND success criteria under the CD71 Agreement and earned a $25.0 million of milestone payment. The milestone also triggered a required payment by the Company of $4.0 million under the Seattle Genetics Agreement. The Company commenced enrollment of our Phase 1/2 clinical trial and dosed the first patient in a clinical trial at the end of the second quarter of 2018.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The transaction price at the inception of the contract consists of $30.0 million in upfront payments, $14.0 million milestone payment received (net of the associated sublicense fee of $1.0 million) less $4.2 million of estimated sublicense fees. The upfront payments under the AbbVie Agreements are allocated between the two performance obligations based on the estimated relative standalone selling prices. The $30.0 million of upfront payments is allocated $20.0 million to the CD71 Agreement, with the remaining $10.0 million allocated to the Discovery Agreement. The $14.0 million milestone payment received (net of the associated sublicense fee of $1.0 million) and estimated sublicense fees are allocated to the CD71 Agreement performance obligation as they are directly related to the development of the CD71 Probody therapeutic. In May 2018, the Company earned a $21.0 million milestone payment (net of the associated sublicense fee of $4.0 million). The $21.0 million milestone payment was included as part of the transaction price in May 2018 and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price as of June 30, 2018. Under the UCSB Agreement, the Company is obligated to make royalty payments to UCSB equal to 5% of certain sublicense revenue payments owed to or received by the Company. The Company determined that the calculation of the sublicense fee is not specifically addressed in the sublicense agreement when the Company simultaneously licenses the UCSB technology along with the technology the Company has developed internally. As of December 31, 2017, the Company recorded a liability of $0.5 million, which represents the Company’s best estimate of the amount to be remitted to UCSB related to the $14.0 million milestone earned in July 2017. The Company recorded an additional $0.4 million of liability related to the $21.0 million (net of the associated sublicense fees) milestone earned in the second quarter of 2018. The Company recognized the initial transaction price of $29.8 million allocated to the CD71 Agreement performance obligation using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal full-time employee (“FTE”) effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the five-year service period. As the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie, the initial transaction price of $10.0 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five years. The Company recognized revenue of $10.8 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $13.4 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively, related to the AbbVie Agreements. As of June 30, 2018 and December 31, 2017, deferred revenue related to the CD71 Agreement performance obligation was $27.7 million and $11.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $5.7 million and $6.8 million, respectively. As of June 30, 2018, the amount due from AbbVie under the AbbVie Agreements was $25.0 million, which was received in July 2018. No amount was due from AbbVie as of December 31, 2017.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Amgen, Inc.

On September 29, 2017, the Company and Amgen, Inc. (“Amgen”) entered into a Collaboration and License Agreement (the “Amgen Agreement”). Pursuant to the Amgen Agreement, the Company received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, the Company and Amgen entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Amgen purchased 1,156,069 shares of the Company’s common stock, par value $0.00001 per share, at a price of $17.30 per share (calculated based on a 20-day volume-weighted average price), for total proceeds of $20.0 million, which the Company received on October 6, 2017, the closing date of the transaction. On the closing date, the Registration Rights Agreement (the “Registration Rights Agreement”) between the Company and Amgen went into effect. Pursuant to the Registration Rights Agreement, Amgen agreed not to dispose of any of the shares purchased during the six-month period following the closing date (the “lock-up period”) without the prior approval of a majority of the Company’s Board of Directors. The Company estimated a premium on the stock sold to Amgen of $0.5 million, which takes into account a discount due to the lack of marketability resulting from the six-month lockup period.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), that is exclusively licensed to us under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, the Company is obligated to make a royalty payment to UCSB equal to 15% of certain sublicense revenue payments owed to or received by the Company. The Company determined that the calculation of the sublicense fee is not specifically addressed in the sublicense agreement when the Company simultaneously licenses the UCSB technology along with the technology the Company has developed internally. As of December 31, 2017, the Company recorded a liability of $2.1 million, which represents the Company’s best estimate of the amount to be remitted to UCSB. As of June 30, 2018, the Company determined that the estimated liability of $2.1 million is still appropriate.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s equity, was allocated between two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price as of June 30, 2018. The Company recognizes the transaction price of $45.8 million allocated to the EGFR Products performance obligation using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal FTE effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the six-year service period. As the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, the initial transaction price of $4.7 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $1.6 million and $2.9 million for the three and six months ended June 30, 2018, respectively, related to the Amgen Agreement. As of June 30, 2018 and December 31, 2017, deferred revenue related to the EGFR Products performance obligation was $42.3 million and $45.3 million, respectively. As of June 30, 2018 and December 31, 2017, deferred revenue related to the Amgen Other Products performance obligation was $4.2 million and $4.6 million, respectively. As of June 30, 2018, no amount was due from Amgen under the Amgen Agreement.

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

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and the Company was initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales. The Company will also receive research and development service fees based on a prescribed FTE rate that is capped.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Pursuant to the Amendment, the financial consideration from BMS was comprised of an upfront payment of $200.0 million and the Company will be eligible to receive up to an aggregate of $3,586.0 million as follows: (i) up to $116.0 million in development milestone payments per target or up to $928.0 million if the maximum of eight targets are selected for the first product modality; (ii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $992.0 million if the maximum of eight targets are selected for the first product modality; (iii) up to $60.0 million in sales milestone payments per target or up to $480.0 million if maximum of eight targets are selected for the first product modality; and (iv) up to $56.3 million in development milestone payments or up to $450.0 million if the maximum of eight targets are selected for the second product modality; (v) up to $62.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $496.0 million if the maximum of eight targets are selected for the second product modality; (iii) up to $30.0 million in sales milestone payments per target or up to $240.0 million if maximum of eight targets are selected for the second product modality. The Company is also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. The Amendment does not change the term of the BMS’ royalty obligation under the BMS Agreement. BMS’ royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million.   The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price as of June 30, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period which ends on April 25, 2023.

The Company recognized revenue of $8.2 million and $6.9 million for the three months ended June 30, 2018 and 2017, respectively, and $16.4 million and $10.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, deferred revenue relating to the BMS Agreement was $221.9 million and $235.0 million, respectively. The amount due from BMS under the BMS Agreement was $0.1 million and $10.1 million as of June 30, 2018 and December 31, 2017, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Agreement”). The ImmunoGen Agreement provides the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for one of the two targets. ImmunoGen discontinued one of the two programs being developed under the ImmunoGen Agreement in July 2017 and substitution rights for this program terminated in February 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon the termination of the program. ImmunoGen continues research work on the second collaboration target; however, as of June 30, 2018, the Company has no further research obligation under the ImmunoGen Agreement.

Under the terms of the agreement, both the Company and ImmunoGen were required to perform research activities on behalf of the other party for no monetary consideration. The research activities for a particular target were to last until January 2018 unless they were terminated by one of the parties or when a development and commercialization license is obtained with respect to that target. This arrangement was extended to June 2018, as discussed below. Each party is solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement. Each party may be liable to pay annual maintenance fees to the other party if the licensed product candidate covered under each development and commercialization license has not progressed to the clinical stage of development within six years of the exercise of the development and commercialization license.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the agreement. In December 2017, the Company entered into a license agreement with ImmunoGen (the “ImmunoGen Amendment”) pursuant to ImmunoGen’s exercise of its option to obtain a development and commercialization license for the second research program target under the ImmunoGen Agreement. The ImmunoGen Amendment extended the Company’s obligation to provide research services from January 8, 2018 to June 30, 2018. The fair value of the consideration for the combined performance obligation was recognized as revenue over the research period that ended on June 30, 2018. The Company has no further research obligation under the ImmunoGen Agreement.

The estimated fair value of assets and services received was also $13.2 million, of which $12.7 million was allocated to the licenses received and was charged to research and development expense, with the remaining amount of $0.5 million allocated to the research services, joint research committee participation and technology improvements, which was expensed over the period of services provided.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company recognized revenue of $0.7 million and $40,000 for the three months ended June 30, 2018 and June 30, 2017, respectively and $1.5 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, deferred revenue relating to the ImmunoGen Agreement was $0 and $0.7 million, respectively. As of both June 30, 2018 and December 31, 2017, no amount was due from ImmunoGen under the ImmunoGen Agreement.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company has the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement will continue in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The expenses related to this agreement were not material to the financial statements for the three and six months ended June 30, 2018 and 2017.

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target and paid the Company $1.5 million. The option to select a fourth target lapsed in May 2016. Pfizer has discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March 2018. On March 6, 2018, Pfizer notified the Company that it was terminating the Pfizer Agreement. As such, the Company had no further performance obligations under this agreement following March 6, 2018 and recognized the remaining deferred revenue of $1.1 million during the three months ended March 31, 2018.

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

The Company recognized revenue of $0 and $0.5 million for the three months ended June 30, 2018 and 2017, respectively and $1.4 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, deferred revenue relating to the Pfizer Agreement was $0 and $1.6 million, respectively. The amount due from Pfizer under the Agreement was $0 and $13,000 as of June 30, 2018 and December 31, 2017, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Contract Liabilities

The following table presents changes in the Company’s total contract assets and liabilities during the six months ended June 30, 2018 (in thousands):

		Additions		Deductions
	Balance at 12/31/2017	ASC 606 Adoption Adjustment	Adjustment to Transaction Price from Performance Obligation Satisfied	Revenue Recognized from an Adjustment to Transaction Price During the Period	Revenue Recognized from Amounts Included in Contract Liability at the Beginning of the Period	Balance at 6/30/2018
Contract liabilities:
Deferred revenue	$305,263	$10,912	$21,000	$(9,901)	$(25,446)	$301,828

Additions of $31.9 million consists of the ASC 606 adoption adjustment of $10.9 million and $21.0 million earned (net of the associated sublicense fees) resulting from the achievement of the IND milestone under the CD71 Agreement. The $21.0 million milestone payment is included in the transaction price and is being recognized over the research period of the CD71 Agreement. Of the $21.0 million, $9.9 million was recognized as revenue during the second quarter of 2018 based on the estimated percentage completed to-date of the CD71 project. Deductions also includes $25.4 million of revenue recognized during the six months ended June 30, 2018 that was included in the contract liability balance at the beginning of the period.

The Company estimates that the $301.8 million of deferred revenue related to the following contracts as of June 30, 2018 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•

The $27.7 million of deferred revenue related to the AbbVie CD71 Agreement as of June 30, 2018 is expected to be recognized based on actual FTE effort and program progress over the next three years until April 2021.

•	The $5.7 million of deferred revenue related to the Discovery Agreement as of June 30, 2018 is expected to be recognized ratably over the next three years until April 2021.
•

The $42.3 million of deferred revenue related to the Amgen EGFR Products as of June 30, 2018 is expected to be recognized based on actual FTE effort and program progress over the next five years until September 2023.

•	The $4.2 million of deferred revenue related to the Amgen Other Products as of June 30, 2018 is expected to be recognized ratably over the next five years until September 2023.
•	The $221.9 million of deferred revenue related to the BMS Agreement as of June 30, 2018 is expected to be recognized ratably over the next seven years until April 2025.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company incurred expenses of $0.5 million and $10.0 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $10.3 million for the six months ended June 30, 2018 and 2017, respectively, to UCSB under the provisions of the UCSB Agreement.

Royalty obligations

The Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice.

7. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the three months ended June 30, 2018 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2017	6,503,458	$8.157
Options granted	1,776,500	26.027
Options exercised	(513,386)	5.783
Option forfeited/expired	(87,652)	16.820
Balances at June 30, 2018	7,678,920	$12.339
Options exercisable at June 30, 2018	3,935,504	$6.753

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense:
Research and development	$2,050	$1,319	$3,858	$2,547
General and administrative	2,111	1,690	3,991	3,210
Total stock-based compensation expense	$4,161	$3,009	$7,849	$5,757

8. Net Loss Per Share

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	7,351,681	6,907,038	7,329,531	7,048,959
Total	7,351,681	6,907,038	7,329,531	7,048,959

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

9. Income Tax Expense

The Company recorded a provision for income taxes of $1.8 million and $2.9 million during the three and six months ended June 30, 2018. The income tax expense was generated as a result of a timing difference in the recognition of revenue between tax and U.S. GAAP purposes, primarily related to the upfront payment received from the BMS Agreement and the Amgen Agreement. This timing difference will be recognized as revenue for tax purposes in 2018, which will generate taxable income and therefore, tax expense. The Company’s effective tax rate was -15.4% and 0.0% for the three months ended June 30, 2018 and 2017, respectively, and -11.1% and 0.0% for the six months ended June 30, 2018 and 2017, respectively. Income tax expense for the three and six months ended June 30, 2018 was accrued based on the newly-enacted statutory federal tax rate of 21%, which was effective for tax years starting January 1, 2018.  The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of June 30, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) of 2017 was signed into law making significant changes to the Internal Revenue Code. The Tax Act contains significant changes to corporate income tax, including among other things, a reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. Since further guidance, interpretations and rulings are expected in the 12 months following enactment, the Company has made certain provisional estimates, as permitted by SAB 118 and continues to analyze the impact of the Tax Act. As of June 30, 2018, the Company has not completed its accounting for all of the effects of the Tax Act due to pending guidance, interpretations and rulings to be issued. The Company did not make any adjustments during the three and six months ended June 30, 2018 to the tax amounts recorded during the year ended December 31, 2017. As the Company collects and prepares the necessary data and obtains further guidance or interpretation of the Tax Act, it may make adjustments to the provisional amounts that it has recorded that may materially impact the provision for income taxes in the period in which the adjustments are made. The Company will complete its accounting analysis when the interpretations, guidance and rulings are finalized by the various tax and standard-setting bodies, which is expected by the end of December 2018.

10. Subsequent Event – Stock Offering

In July 2018, the Company completed an underwritten public offering of 5,867,347 shares of common stock at a price of $24.50 per share, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $134.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on our Probody therapeutic technology platform. We use our platform to create proprietary cancer immunotherapies against clinically-validated targets, such as PD-L1, and develop first-in-class cancer therapeutics against difficult-to-drug targets, such as CD166. Probody therapeutics are designed to take advantage of unique conditions in the tumor microenvironment to enhance the tumor-targeting features of an antibody and reduce drug activity in healthy tissues. Our two lead programs, CX-072, a wholly owned PD-L1-targeting Probody therapeutic and CX-2009, wholly owned CD166-targeting Probody drug conjugate, are both currently being evaluated in Phase 1/2 clinical trials. Both CX-072 and CX-2009 are part of PROCLAIM (Probody Clinical Assessment in Man) (“PROCLAIM”), an international umbrella clinical trial program that provides clinical trial sites with access to our novel therapies under one central protocol. We recently announced initial clinical data regarding CX-072 from our PROCLAIM-CX-072 clinical trial on June 4, 2018 at the 2018 Annual Meeting of the American Society of Clinical Oncology in Chicago, Illinois and expect to disclose initial clinical data regarding CX-2009 in the second half of 2018.

In addition to our proprietary programs, we are collaborating with strategic partners, including AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc. (“ImmunoGen”) and others. The two most advanced programs from our collaborations are a Probody therapeutic directed against CTLA-4, partnered with BMS, and CX-2029, a CD71 directed Probody Drug Conjugate partnered with AbbVie. BMS is currently evaluating the CTLA-4-directed Probody therapeutic, BMS-986249, in a Phase 1/2 clinical trial that it initiated in January 2018. In May 2018, our IND filing for CX-2029 was cleared by the FDA and we commenced enrollment of our Phase 1/2 and dosed our first patient in the clinical trial for CX-2029 in the second quarter of 2018. In October 2016, we initiated IND-enabling studies of CX-188, our wholly owned PD-1-targeting Probody therapeutic. We anticipate an IND filing in the second half of 2018 and expect to initiate a clinical trial shortly thereafter. We have also extended our Probody platform to the T-cell engaging bispecific modality. Our most advanced program in that modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific, which is currently in lead optimization stage, and which we are developing in partnership with Amgen.

We currently have three product candidates in clinical trials that we are conducting and one product candidate in clinical trials which our partner, BMS, is conducting, but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $13.4 million and $28.9 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $259.3 million. We expect to continue to incur significant losses for the foreseeable future.

Regulatory agencies, including the U.S. Food and Drug Administration (“FDA”), regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly owned and partnered product candidates in clinical trials, including CX-072, CX-2009, and CX-2029 as well as any additional product candidates for which we initiate clinical trials in 2018 and beyond. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, we cannot predict with any certainty the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. For example, we commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017, and our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. In June 2018, we commenced enrollment of our Phase 1/2 clinical trial for CX-2029, our CD71 Probody Drug Conjugate being developed in collaboration with AbbVie Inc. Furthermore, we currently expect to file an IND for CX-188, our wholly owned PD-1-targeting Probody therapeutic, in the second half of 2018; however, the filing and clearance of such INDs and the initiation of clinical enrollment for CX-188 is subject to the satisfaction of certain conditions. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations

For the Three and Six Months Ended June 30, 2018 and 2017.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Total revenues	$21,338	$8,752	$12,586	$35,522	$20,405	$15,117

Revenue increased $12.6 million and $15.1 million during the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
AbbVie	$10,763	$1,377	$9,386	$13,434	$2,757	$10,677
Amgen	1,597	—	1,597	2,852	—	2,852
BMS	8,242	6,866	1,376	16,410	10,166	6,244
ImmunoGen	736	40	696	1,471	6,536	(5,065)
Pfizer	—	469	(469)	1,355	946	409
Total Revenue	$21,338	$8,752	$12,586	$35,522	$20,405	$15,117

The variances in revenue for the three and six months ended June 30, 2018 compared to the comparable periods in 2017 were partially due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The total revenue for the three and six months ended June 30, 2018 would have been $32.4 million and $45.0 million, respectively, under Accounting Standards Codification 605, Revenue Recognition (“ASC 605”). The difference between the amounts of revenue recognized under ASC 606 and the amounts that would have been recognized under ASC 605 for the three and six months ended June 30, 2018 was primarily a result of the difference in how revenue is recognized related to the $21.0 million (net of the associated sublicense fee of $4.0 million) CD71 milestone payment. Under ASC 606, the milestone payment is included in the transaction price and recognized based on the total estimated percentage completed to-date. Under ASC 605, the entire $21.0 million (net of the associated sublicense fee of $4.0 million) would have been recognized in income upon satisfaction of the performance criteria.

The increase in revenue from AbbVie of $9.4 million for the three months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to the recognition of $9.9 million of revenue during the second quarter of 2018 (reflecting the percentage completed to-date on the project) of the $21.0 million milestone earned (net of the associated sublicense fee of $4.0 million) and added to the transaction price in May 2018 for the IND success criteria under the CD71 Co-Development and Licensing Agreement we entered into with AbbVie in April 2016 (the “CD71 Agreement”). The $9.9 million revenue recognized was partially offset by $0.5 million resulting from the change in the method of revenue recognition for the CD71 Agreement from straight-line under ASC 605 to percentage-of-completion under ASC 606, which we adopted on January 1, 2018.

The increase in revenue from AbbVie of $10.7 million for the six months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to the recognition of $9.9 million of revenue during the second quarter of 2018 (reflecting the percentage completed to-date on the project) of the $21.0 million milestone earned (net of the associated sublicense fee of $4.0 million) and added to the transaction price in May 2018 for the achievement of the IND filing success criteria under the CD71 Agreement. The remaining $0.8 million increase was due to the change in the method of revenue recognition for the CD71 Agreement from straight-line under ASC 605 to percentage-of-completion under ASC 606, which we adopted on January 1, 2018.

Revenue from Amgen increased by $1.6 million and $2.8 million for the three and six months ended June 30, 2018, respectively. We entered into our Collaboration and License Agreement with Amgen in September 2017 (the “Amgen Agreement”). As such, no revenue was recognized during the three and six months ended June 30, 2017.

The increase in revenue from BMS of $1.4 million for the three months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to an increase of $1.7 million in amortization of deferred revenue related to the $200.0 million of upfront payment we received as a result of the Amendment Number 1 to Extend Collaboration and License Agreement (the “BMS Amendment”), which includes additional targets, which amount was partially offset by a decrease of $0.3 million in amortization of deferred revenue resulting from an increase in the estimated length of the research terms during late April 2017, which caused monthly amortization subsequent to April 2017 to be less than amounts reported in previous periods.

The increase in revenue from BMS of $6.2 million for the six months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to an increase of $7.9 million in amortization of deferred revenue related to the $200.0 million of upfront payment we received as a result of the BMS Amendment, which amount was partially offset by a decrease of $1.5 million in amortization of deferred revenue resulting from an increase in the estimated length of the research terms during late April 2017, which caused monthly amortization subsequent to April 2017 to be less than amounts reported in previous periods.

The increase in revenue from ImmunoGen of $0.7 million for the three months ended June 30, 2018 compared to the corresponding period in 2017 was a result of the extension of our Research Collaboration Agreement with Immunogen (the “Immunogen Agreement”) from January 2018 to June 2018, which caused the estimated fair value allocated to the second target under the ImmunoGen Agreement to be amortized over the research term until June 2018.

The decrease in revenue from ImmunoGen of $5.1 million for the six months ended June 30, 2018 compared to the corresponding period in 2017 was a result of the recognition of $6.5 million in revenue related to the delivery of a Development and Commercialization License to ImmunoGen in connection with the Immunogen Agreement during the six months ended June 30, 2017, which amount was partially offset by an increase of $1.4 million in revenue during the six months ended June 30, 2018 resulting from the extension of the research term under the ImmunoGen Agreement to June 2018.

The decrease in revenue from Pfizer of $0.5 million for the three months ended June 30, 2018 compared to the corresponding period in 2017 was a result of the termination of our Research Collaboration, Option and License Agreement with Pfizer in March 2018.

The increase in revenue from Pfizer of $0.4 million for the six months ended June 30, 2018 compared to the corresponding period in 2017 was primarily the result of the recognition $1.1 million of the remaining unamortized upfront payments arising from the termination of our Research Collaboration, Option and License Agreement with Pfizer Inc. in March 2018, which amount was partially offset by a decrease in monthly amortization of $0.6 million due to the termination of the Pfizer Agreement in March 2018.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Research and development expenses	$25,553	$28,076	$(2,523)	$48,011	$42,652	$5,359

Research and development expenses decreased by $2.5 million during the three months ended June 30, 2018 compared to the corresponding period in 2017. The decrease was attributable to a $10.0 million sublicense payment made to UCSB during the second quarter of 2017, which was triggered by the receipt of the $200 million upfront payment made by BMS in connection with our expanded collaboration and a $1.0 million sublicense payment to ImmunoGen upon the commencement of enrollment of Phase 1/2  and first patient dosing in the clinical trial for CX-2009 during the second quarter of 2017, which amount was partially offset by an increase of $4.6 million in lab contracts and services and clinical trial expenses related to CX-072 and CX-2009 Phase 1/2 clinical development, an increase of $2.5 million in personnel-related expenses resulting from an increase in headcount, $0.4 million of sublicense fee payable to UCSB for the IND success criteria achieved under the CD71 Agreement during the second quarter of 2018, and various other smaller increases totaling $0.7 million in consulting services, lab supplies and facilities-related expenses.

Research and development expenses increased by $5.4 million during the six months ended June 30, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $10.3 million in lab contracts and services and clinical trial expenses related to CX-072 and CX-2009 Phase 1/2 clinical development and to the ramp up CX-188 for IND filing, an increase of $5.2 million in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount, an increase of $1.0 million of consulting expenses and $0.4 million of sublicense fee payable to UCSB for the IND success criteria achieved under the CD71 Agreement during the second quarter of 2018. These increases were partially offset by a $10.0 million sublicense fee payment made to UCSB in 2017, which was triggered by the $200 million upfront payment made by BMS in connection with our expanded collaboration, a $1.0 million sublicense payment to ImmunoGen upon the commencement of enrollment of Phase 1/2 and first patient dosing in the clinical trial for CX-2009 during the second quarter of 2017 and $0.6 million in expenses related to acquisitions with respect to our patent portfolios.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$5,321	$3,075	$2,246	$9,395	$4,603	$4,792
CX-2009 (CD166)	4,425	2,984	1,441	7,045	5,493	1,552
CX-2029 (CD71)	2,654	2,345	309	4,760	3,522	1,238
Other wholly owned and partnered programs	1,836	1,990	(154)	5,119	2,966	2,153
General research and development expenses	2,845	11,754	(8,909)	4,981	14,177	(9,196)
	17,081	22,148	(5,067)	31,300	30,761	539
Internal Costs	8,472	5,928	2,544	16,711	11,891	4,820
Total research and development expenses	$25,553	$28,076	$(2,523)	$48,011	$42,652	$5,359

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
General and administrative expenses	$9,042	$6,049	$2,993	$16,398	$11,740	$4,658

General and administrative expenses increased by $3.0 million during the three months ended June 30, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $1.4 million in personnel-related expenses due to an increase in headcount, an increase of $1.0 million in consulting expenses related to strategic planning, tax and accounting compliance and infrastructure, and an increase of $0.5 million in legal fees.

General and administrative expenses increased by $4.7 million during the six months ended June 30, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $2.6 million in personnel-related expense due to an increase in headcount, an increase of $1.5 million in consulting expenses related to tax and accounting compliance, strategic planning, legal compliance, infrastructure and information and an increase of $0.5 million related to patent filings.

Interest Income, Interest Expense and Other Income (Expense), net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Interest income	$1,540	$357	$1,183	$2,915	$594	$2,321
Other income (expense), net	61	(174)	235	(79)	(54)	(25)
Total interest and other income	$1,601	$183	$1,418	$2,836	$540	$2,296

Interest Income

Interest income increased $1.2 million during the three months ended June 30, 2018 compared to the corresponding period in 2017. The increase was primarily attributable to an increase in interest income earned on our short-term investments.

Interest income increased $2.3 million during the six months ended June 30, 2018 compared to the corresponding period in 2017. The increase was primarily attributable to an increase in interest income earned on our short-term investments.

Other Income (Expense), Net

Other income (expense), net increased $0.2 million during the three months ended June 30, 2018 compared to the corresponding period in 2017. The increase was primarily attributable to an increase in foreign currency gains resulting from the strengthening of the U.S. dollar against Euros and British Pound Sterling.

Other income (expense), net was relatively flat during the six months ended June 30, 2018 compared to the corresponding period in 2017.

Provision For Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Provision for income taxes	$1,791	$26	$1,765	$2,889	$26	$2,863

Provision for income taxes increased by $1.8 million during the three months ended June 30, 2018 compared to the corresponding period in 2017. The income tax expense was generated as a result of a timing difference in the recognition of revenue between tax and U.S. GAAP purposes, primarily related to the upfront payments received pursuant to the BMS Amendment entered into in March 2017 and the Amgen Agreement entered into in September 2017. This timing difference will be recognized as revenue for tax purposes in 2018, which will generate taxable income and therefore, tax expense.

Provision for income taxes increased $2.9 million during the six months ended June 30, 2018 compared to the corresponding period in 2017. The income tax expense was generated as a result of a timing difference in the recognition of revenue for tax and U.S. GAAP purposes, primarily related to the upfront payments received pursuant to the BMS Amendment entered into in March 2017 and the Amgen Agreement entered into in September 2017. This timing difference will be recognized as revenue for tax purposes in 2018, which will generate taxable income and therefore, tax expense.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $335.1 million and an accumulated deficit of $259.3 million, compared to cash and cash equivalents of $374.1 million and an accumulated deficit of $219.5 million as of December 31, 2017. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and subsequent stock offerings, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In July 2018, we issued 5,867,347 shares of our common stock, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for net proceeds of $134.5 million (See Note 10 Subsequent Event – Stock Offering for details).

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for at least the next 12 months. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-072, CX-2009, CX-2029 and CX-188 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(41,228)	$154,109
Net cash (used in) provided by investing activities	(6,736)	12,549
Net cash provided by financing activities	3,324	1,557
Net (decrease) increase in cash and cash equivalents	$(44,640)	$168,215

Cash Flows from Operating Activities

During the six months ended June 30, 2018, cash used in operating activities was $41.2 million, which consisted of a net loss of $28.9 million, adjusted by non-cash charges of $8.1 million and a net decrease of $20.4 million in our net operating assets. The non-cash charges primarily consisted of $7.8 million in stock-based compensation, $0.9 million in depreciation and amortization and $0.6 million in accretion of discounts on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to a net decrease in deferred revenue of $14.3 million resulting from the recognition of $35.3 million in upfront fees and milestone payments under ASC 606 pursuant to our collaboration agreements, offset by the $21.0 million (net of the associated sublicense fee of $4.0 million) of adjustment to deferred revenue resulting from the AbbVie CD71 milestone payment earned; a net decrease in accounts receivable of $15.0 million resulting from the $25.0 million of billing to AbbVie for the CD71 milestone payment earned, offset by $10.0 million from the payment we received from BMS for the IND filing of BMS-986249; and a decrease of $1.9 million in prepaid expenses and other current assets. These decreases were partially offset by an increase in accrued liabilities, income tax payable and other long-term liabilities of $11.3 million resulting primarily from an increase in income tax liability.

During the six months ended June 30, 2017, cash provided by operating activities was $154.1 million, which consisted of a net loss of $33.5 million, adjusted by non-cash charges of $6.9 million, and a net increase of $180.7 million in our net operating assets. The non-cash charges primarily consisted of $5.8 million in stock-based compensation, $0.8 million in depreciation and amortization and $0.3 million in amortization premiums on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to an increase of $179.7 million in deferred revenue, which was primarily due to a $200.0 million upfront payment from BMS in connection with the BMS Amendment entered into in March 2017, which increase was partially offset by the recognition of upfront fees of $13.8 million under certain of our collaboration agreements and $6.5 million in recognized revenue from our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement and an increase of $2.1 million in accounts receivable. These increases were partially offset by $0.7 million in prepaid expenses and other current assets and $0.3 million in other assets.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, cash used in investing activities was $6.7 million, which consisted of $99.6 million used in purchases of short-term investments and $1.6 million of capital expenditures used to purchase property and equipment. Such decrease was offset by $94.5 million in proceeds received upon the maturity of marketable securities.

During the six months ended June 30, 2017, cash provided by investing activities was $12.5 million, which consisted of $68.0 million in proceeds received upon the maturity of marketable securities. Such increase was partially offset by $54.2 million used in the purchase of short-term investments and $1.3 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2018 and 2017, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also rely on other exemptions provided by the JOBS Act, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on our public float at June 30, 2018, we will cease to be an emerging growth company at December 31, 2018 and, accordingly, we will be required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting for our 2018 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $335.1 million as of June 30, 2018 and cash, cash equivalents and short-term investments of $374.1 million as of December 31, 2017, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of June 30, 2018, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $259.3 million and $219.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, during the second half of 2018, we expect our losses to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, our candidate directed against PD-L1, CX-2009, our PDC candidate directed against CD-166, and CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie Inc., and as we continue to conduct IND-enabling studies for CX-188, our wholly owned PD-1-targeting Probody therapeutic. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of June 30, 2018, we had $335.1 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, during the second half of 2018, we expect our monthly spending to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we continue to conduct IND-enabling studies for CX-188. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements, including, most recently, the Collaboration and License Agreement that we entered into with Amgen in September 2017. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We also initiated our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017 and our Phase 1/2 clinical trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie, for cancer and treated our first patient in June 2018. In addition, Bristol-Myers Squibb Company (“BMS”) commenced enrollment of a Phase 1/2 clinical trial for BMS-986249, a Probody therapeutic directed against CTLA-4, in 2018.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, CX-2029 and BMS-986249 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We currently expect to file an IND application for CX-188, our wholly owned PD-1-targeting Probody therapeutic, in the second half of 2018; however, the filing and clearance of such INDs and the initiation of clinical enrollment is subject to the satisfaction of certain conditions. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

We are very early in our development efforts, with only three product candidates, CX-072, CX-2009 and CX-2029, currently in early stage clinical development.  In addition, BMS is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a Phase 1/2 clinical trial that it initiated in January 2018.  We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072, CX-2009 and CX-2029). We recently announced initial clinical data regarding CX-072 from our PROCLAIM-CX-072 clinical trial on June 4, 2018 at the 2018 Annual Meeting of the American Society of Clinical Oncology in Chicago, Illinois. While CX-072 appeared to be generally well tolerated, there can be no guaranty that unexpected adverse events will occur later in this trial or other trials. These results showed that the administration of monotherapy CX-072 was well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. However, Grade 3/4 TRAEs were reported in two patients (neutropenia and thrombocytopenia in a patient with thymic cancer (3 mg/kg) and transaminase elevation in a patient with breast cancer (30 mg/kg)) but both events were successfully managed with therapeutic intervention including steroids and discontinuation of CX-072.  In addition, the results showed that the administration of CX-072 in combination with ipilimumab was well tolerated with the majority of TRAEs as Grade 1/2.  Of the 16 treated patients, five (31%) reported a Grade 3/4 TRAE, a rate similar to that reported previously for 3 mg/kg ipilimumab monotherapy. These events included: Grade 3 colitis (n=1), Grade 3 dyspnea/pneumonitis (n=1), Grade 3 headache/Grade 3 hyponatremia (n=1), and Grade 3 amylase/Grade 4 lipase (n=1).  A Grade 3 TRAE in one patient was designated as non-treatment related post data cutoff. A dose limiting toxicity of Grade 3 dyspnea was reported in one patient.

The results of our future clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in such clinical trials could respond in unexpected ways. For instance, our Phase 1/2 clinical trial of CX-072 is being conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. In addition, certain arms of our clinical trial of CX-072 enroll patients with tumor types that are not known to be responsive to PD-L1 agents and therefore may be less likely to show effectiveness. Because certain PD-1 and PD-L1 agents are already approved for the treatment of some tumor types, we cannot test CX-072 on those tumor types and will not be able to obtain clinical information about how CX-072 acts in these tumors. Comparing safety and efficacy of CX-072 against other PD-L1 or PD-1 antibodies (either in development or in the market) may be difficult since our Phase 1/2 study is enrolling a different patient population than other studies.   Furthermore, a portion of our Phase 1/2 clinical trial of CX-072 includes the administration of CX-072 in combination with Yervoy (ipilimumab) or Zelboraf (vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. The Phase 1/2 clinical trial of BMS-986249 being conducted by BMS includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks.  In our Phase 1/2 clinical trials of CX-2009 and CX-2029, we are targeting CD-166 and CD71, respectively, targets that are broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71, which is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality.

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

We plan to continue to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, PDCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing, including the research resulting from our ongoing Phase 1/2 clinical trials for CX-072, CX-2009 and CX-2029.

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

We believe the only clinical experience that the FDA and foreign regulatory authorities have with Probody-based therapeutics in oncology comes from CX-072, CX-2009, CX-2029 and BMS-986249.  We believe that the FDA and foreign regulatory authorities, have no clinical experience in other disease areas, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for products or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our Probody technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, BMS, ImmunoGen and Pfizer to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses.  If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborator may terminate the relevant agreement.

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements, including, most recently, the Amgen Agreement that we entered into with Amgen in September 2017, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

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

Since commencing operations, we have entered into several collaboration agreements, including, most recently, the Amgen Agreement that we entered into with Amgen in September 2017. From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. This is especially the case for our clinical stage Probody Drug Conjugates, CX-2009 and CX-2029.  If we were to experience any supply chain issues, our product supply could be seriously disrupted. In addition, we expect the logistical challenges associated with our supply chain to grow more complex as additional product candidates commence any clinical trials.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trials for CX-072, CX-2009 and CX-2029, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all, although to date we have been able to successfully manufacture clinical quantities of CX-072, CX-2009 and CX-2029. In particular, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In addition, quality issues may arise during scale-up activities. In February 2018, ImmunoGen announced the closure of their clinical manufacturing facility in Norwood, Massachusetts at the end of 2018, which provided clinical manufacturing support for the CX-2009 program.  We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer.  In addition, for CX-2029, the manufacturing of additional clinical quantities could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains.  The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups.  In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors.  For instance, if any of our lead product candidates, including CX-072 and CX-2009, are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development.  The market for immunotherapies like CX-072 is, in particular, highly competitive and the field is changing quickly.  Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of July 15, 2018, we have more than 60 issued patents (8 of which are co-owned with a third party), and more than 245 pending patent applications (14 of which are co-owned with a third party) covering our Probody platforms and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the patent family co-owned with UCSB (currently comprising 6 issued patents and 7 pending applications) that covers Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes 23 issued patents and eight pending patent applications that cover compositions and methods related to the screening for and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA.  On October 12, 2017, President Trump issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.  In addition, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace other elements of the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare & Medicaid Services (“CMS”) has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, in March 2018, CMS finalized a national coverage determination extending coverage under the Medicare program for certain diagnostic laboratory tests using next generation sequencing (“NGS”) that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the national coverage determination, diagnostic tests that meet these criteria are covered only in patients with recurrent, metastatic, relapsed, refractory or stages III or IV cancer if the test has an FDA-approved or cleared indication for use in that patient’s cancer and results are provided to the treating physician for management of the patient using a report template to specify treatment options. Although the Medicare program increasingly is used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies, it is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for any companion diagnostics associated with our product candidates.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

•

The new EU General Data Protection Regulation (“GDPR”) which came into effect on May 25, 2018 and imposes obligations and restrictions on how we collect and use personal data relating to individuals located in the EU (including health data), and introduces fines of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. The GDPR also provides that EU member states may make their own further laws and regulations limiting the processing of special categories of personal data such as genetic, biometric or health data;

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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the European General Data Protection Regulation, or GDPR, became effective, implementing more stringent requirements in relation to our use of personal data relating to individuals located in the E.U. (and E.E.A.). The GDPR repeals the Data Protection Directive (95/46/EC) and is directly applicable in all E.U. member states. The GDPR significantly increased fining levels to up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. We will be subject to the GDPR where we have an E.U. presence or “establishment” (e.g., E.U. based subsidiary or operations), when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or offering approved products or services (if relevant) to E.U. based data subjects (regardless of whether involving our E.U. based subsidiary or operations).

The GDPR sets out a number of requirements that must be complied with when handling the personal data of such E.U. based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual (even, in certain situations, where such data is key coded) are all classified as “special category” data under GDPR and afford greater protection and require additional compliance obligations. Further, E.U. member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows E.U. member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the E.U. member states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced.

We will also be subject to evolving E.U. laws on data export, where we transfer data outside the E.U. (or E.E.A.) to group companies or third parties. The GDPR only permits exports of data outside the E.U. (and E.E.A.) where there is a suitable data transfer solution in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses). Some of the approved current data transfer mechanisms are under review in the E.U. courts and by the E.U. Commission and therefore we need to monitor this space for any future changes.

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

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the E.U., marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the middle or second half of 2019. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions to business to business communications and significantly increases fining powers to the same levels as GDPR (see above).

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through August 6, 2018, our stock had high and low sales prices in the range of $9.01 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

Prior to our IPO in October 2015, there had been no public market for shares of our common stock. Our stock began trading on The Nasdaq Global Select Market in 2015, and we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Global Select Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

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

As of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 38.8% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  We will be evaluating our internal controls systems to allow management to report on, and eventually our independent auditors will attest to, the effectiveness of the operation of our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Based on our market capitalization at June 30, 2018, we will cease to be an emerging growth company at December 31, 2018 and, accordingly, we will be required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting for our 2018 Annual Report.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation action or the impact of the same on our operations. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by The Nasdaq Global Select Market, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

10.1+	Severance and Change of Control Agreement, by and between CytomX Therapeutics, Inc. and Lloyd Rowland, dated as of May 16, 2018.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates a management contract or compensatory plan.

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

CytomX Therapeutics, Inc.

Date: August 8, 2018	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 8, 2018	By:	/s/ Debanjan Ray
Debanjan Ray
Chief Financial Officer (principal financial officer and principal accounting officer)