Form 10-Q
period 2018-09-30
CytomX Therapeutics, Inc.
filed 2018-11-06
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 Oyster Point Blvd., Suite 400 South San Francisco, CA 94080 (650) 515-3185 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, 45,007,104 shares of the registrant’s common stock were outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$259,753	$177,548
Short-term investments	204,809	196,562
Accounts receivable	56	10,139
Prepaid expenses and other current assets	7,890	4,352
Total current assets	472,508	388,601
Property and equipment, net	5,482	4,218
Intangible assets, net	1,495	1,604
Goodwill	949	949
Restricted cash	917	917
Other assets	1,375	1,355
Total assets	$482,726	$397,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,871	$4,205
Income tax payable	4,990	1
Accrued liabilities	21,416	16,382
Deferred revenue, current portion	52,997	40,559
Total current liabilities	86,274	61,147
Deferred revenue, net of current portion	236,365	264,704
Other long-term liabilities	2,426	1,897
Total liabilities	325,065	327,748
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2018 and December 31, 2017.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 44,997,279 and 38,478,560 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	440,616	289,454
Accumulated other comprehensive loss	(208)	(94)
Accumulated deficit	(282,748)	(219,465)
Total stockholders' equity	157,661	69,896
Total liabilities and stockholders' equity	$482,726	$397,644

__________________

(1)	The condensed balance sheet as of December 31, 2017 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$12,509	$23,662	$48,031	$43,121
Revenue from related party	—	482	—	1,429
Total revenue	12,509	24,144	48,031	44,550
Operating expenses:
Research and development	27,549	28,920	75,560	71,573
General and administrative	8,137	6,249	24,535	17,989
Total operating expenses	35,686	35,169	100,095	89,562
Loss from operations	(23,177)	(11,025)	(52,064)	(45,012)
Interest income	2,219	806	5,134	1,400
Other income (expense), net	29	(47)	(50)	(101)
Loss before provision for income taxes	(20,929)	(10,266)	(46,980)	(43,713)
Provision for (benefit from) income taxes	2,502	(19)	5,391	7
Net loss	$(23,431)	$(10,247)	$(52,371)	$(43,720)
Net loss per share, basic and diluted	$(0.53)	$(0.28)	$(1.29)	$(1.19)
Shares used to compute net loss per share, basic and diluted	43,917,510	36,947,129	40,528,105	36,757,119
Other comprehensive income (loss):
Changes in unrealized gains (losses) on short-term investments	(30)	49	(114)	(34)
Comprehensive loss	$(23,461)	$(10,198)	$(52,485)	$(43,754)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(52,371)	$(43,720)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on disposal of property and equipment	—	(1)
Amortization of intangible assets	109	—
Depreciation and amortization	1,276	1,241
Amortization of premiums (accretion of discounts) on investments	(1,114)	392
Stock-based compensation expense	12,262	8,537
Non-cash acquisition of in-process research and development asset charged to expense	—	10,700
Deferred income taxes	—	7
Changes in operating assets and liabilities
Accounts receivable	10,083	1,976
Related party accounts receivable	—	86
Prepaid expenses and other current assets	(3,538)	(952)
Other assets	(20)	(98)
Accounts payable	2,795	(3,495)
Accrued liabilities, income tax payable and other long-term liabilities	10,552	4,124
Deferred revenue	(26,813)	169,574
Net cash (used in) provided by operating activities	(46,779)	148,371
Cash flows from investing activities:
Purchases of property and equipment	(2,669)	(1,325)
Purchases of short-term investments	(161,743)	(54,183)
Maturities of short-term investments	154,496	84,000
Net cash (used in) provided by investing activities	(9,916)	28,492
Cash flows from financing activities:
Proceeds from common stock issuance, net of underwriting discounts and issuance costs of $9,154	134,596	—
Proceeds from exercise of stock options and employee stock purchases	4,304	2,717
Net cash provided by financing activities	138,900	2,717
Net increase in cash, cash equivalents and restricted cash	82,205	179,580
Cash, cash equivalents and restricted cash, beginning of period	178,465	105,562
Cash, cash equivalents and restricted cash, end of period	$260,670	$285,142

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	233	79
Non-cash acquisition of in-process research and development asset charged to expense	—	10,700
Non-cash adjustment to deferred revenue resulting from the adoption of ASC 606	10,912	—

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

Stock Offering

In July 2018, the Company completed an underwritten public offering of 5,867,347 shares of common stock at a price of $24.50 per share, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $134.6 million after deducting underwriting discounts and commissions and offering expenses of $9.2 million.

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

The condensed balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows (in thousands).

	As of September 30, 2018	As of December 31, 2017
Cash and cash equivalents	$259,753	$177,548
Restricted cash - non-current assets	917	917
Total	$260,670	$178,465

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

Revenue Recognition

The Company adopted ASC Topic 606 effective January 1, 2018 on a modified retrospective basis. As such, the prior period amounts were not restated and continue to be presented in accordance with ASC Topic 605. For the Company’s accounting policy on revenue recognition prior to January 1, 2018, refer to the 2017 Form 10-K filed with the SEC on March 7, 2018. The policy disclosed in this Quarterly Report on Form 10-Q is the Company’s policy under ASC Topic 606, which has been applied since January 1, 2018.

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company pays SGEN sublicense fees. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

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

The Company evaluated its contracts with customers under ASC 606.  The impact of adopting ASC 606 on the Company’s results of operations, financial condition, and cash flows varies depending on the contract. The Company recorded adjustments upon the adoption of ASC 606 as a result of the different accounting treatment of its revenue agreements with respect to the inclusion of milestone payments in the initial transaction price and the method to be used to recognize upfront fees. Under the prior revenue recognition standard, milestone payments were recognized when earned and upfront fees were generally recognized as revenue over the research term on a straight-line basis if another method of revenue recognition did not more clearly match the pattern of delivery of goods or services to the customer. Under ASC 606, milestone payments are included in the initial transaction price when it is probable that a significant reversal of the milestone payment will not occur. In addition, the Company can no longer default to the straight-line method as the default method in recognizing revenue for goods or services delivered over time. As such, the amount and timing of revenue recognition for its collaboration agreements changed under ASC 606. The impact of the adoption of ASC 606 was an increase in the balance of deferred revenue and an increase in the accumulated deficit balance of $10.9 million on January 1, 2018 in the Company’s condensed Balance Sheet.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed balance sheet line items (in thousands):

	As of September 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Liabilities
Income tax payable	$4,082	908	$4,990
Deferred revenue - current	46,230	6,767	52,997
Deferred revenue - long-term	223,781	12,584	236,365
Stockholders' Equity
Accumulated deficit	(262,489)	(20,259)	(282,748)

The following tables summarize the impact of adopting ASC 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

	Three Months Ended September 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Revenue	$10,895	$1,614	$12,509
Loss from operations	(24,791)	1,614	(23,177)
Loss before provision for income taxes	(22,543)	1,614	(20,929)
Provision for income taxes	2,650	(148)	2,502
Net loss	(25,193)	1,762	(23,431)
Net loss per share, basic and diluted	(0.57)	0.04	(0.53)

	Nine Months Ended September 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Revenue	$55,944	$(7,913)	$48,031
Loss from operations	(44,151)	(7,913)	(52,064)
Loss before provision for income taxes	(39,067)	(7,913)	(46,980)
Provision for income taxes	4,483	908	5,391
Net loss	(43,550)	(8,821)	(52,371)
Net loss per share, basic and diluted	(1.07)	(0.22)	(1.29)

The following table summarizes the impact of adopting ASC 606 on select unaudited condensed statement of cash flows line items (in thousands):

	Nine Months Ended September 30, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Cash flows from operating activities:
Net loss	$(43,550)	$(8,821)	$(52,371)
Changes in operating assets and liabilities:
Accrued liabilities, income tax payable and other long-term liabilities	9,644	908	10,552
Deferred revenue	(34,726)	7,913	(26,813)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides clarification on the cash flow presentation and classification of certain transactions, including debt prepayment or extinguishment, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The Company adopted this standard in its first quarter ended March 31, 2018. The adoption of this standard had no impact on the Company’s financial statements for the three months and nine months ended September 30, 2018.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This accounting standard update provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The Company adopted this standard on January 1, 2018. The adoption of this standard had no impact on the Company’s financial statements for the three months and nine months ended September 30, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and required a modified retrospective adoption, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Targeted Improvements. ASU 2018-10 provides improvements and clarification to ASU 2016-02 in various areas, including implicit interest rates, lessee assessment of lease classification, lease term and purchase options and various other improvements. ASU 2018-11 provides another transition method by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt Topic 842 beginning with its first quarter ending March 31, 2019. The Company is currently evaluating the impact of the lease standard on its financial statements.  The Company anticipates that implementation of Topic 842 will result in an increase in assets and liabilities and additional disclosures. To date, the Company has created an inventory of its leases. The Company continues to evaluate the transition considerations, including the election of various practical expedients provided by the standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of this new guidance.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act (the “Tax Act”). It requires reporting of provisional amounts for specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Tax Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. The Company continues to analyze the impact of the Tax Act for which it can reasonably estimate in the three months and nine months ended September 30, 2018 (See Note 9, Income Tax Expense).

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company on January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Various disclosure requirements have been removed, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements held at the end of the reporting period. The ASU also modified various disclosure requirements and added some disclosure requirements for Level 3 fair value measurements. The amendments in this ASU are effective for the Company on January 1, 2020. The additional disclosures on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Currently, the Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). The amendments in this ASU on the accounting for implementation, setup and other upfront costs (collectively “implementation costs”) apply to entities that are a customer in a hosting arrangement. The amendments under this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to expense. They also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for the Company on January 1, 2020. The Company is currently evaluating the impact of this new guidance.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The Company’s financial instruments consist of Level I assets. Level I assets consist primarily of highly liquid money market funds, some of which are included in restricted cash, and U.S. government bonds that are included in short-term investments.

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

		September 30, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$130,543	$—	$—	$130,543
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. government bonds	Level I	204,990	—	(181)	204,809
Total		$336,450	$—	$(181)	$336,269

		December 31, 2017
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$164,440	$—	$—	$164,440
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. government bonds	Level I	196,629	—	(67)	196,562
Total		$361,986	$—	$(67)	$361,919

As of September 30, 2018, no securities have contractual maturities of longer than one year.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Research and clinical expenses	$14,846	$10,068
Payroll and related expenses	4,823	4,526
Legal and professional expenses	1,328	1,523
Other accrued expenses	419	265
Total	$21,416	$16,382

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of payment of an associated sublicense fee of $1.0 million to SGEN under the Seattle Genetics Agreement) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. In May 2018, the United States Food and Drug Administration (“FDA”) cleared the IND application for CX-2029, the PDC targeting CD71.  As a result, the Company achieved the IND success criteria under the CD71 Agreement and received a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). The Company commenced enrollment of our Phase 1/2 clinical trial and dosed the first patient in a clinical trial at the end of the second quarter of 2018.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The total transaction price upon adoption of ASC 606 on January 1, 2018 of $39.8 million consists of $30.0 million in upfront payments, $14.0 million milestone payment received (net of the payment of an associated sublicense fee of $1.0 million to SGEN) less $4.2 million of estimated sublicense fees. The upfront payments under the AbbVie Agreements are allocated between the two performance obligations based on the estimated relative standalone selling prices. The $30.0 million of upfront payments is allocated $20.0 million to the CD71 Agreement, with the remaining $10.0 million allocated to the Discovery Agreement. The $14.0 million milestone payment received (net of the payment of an associated sublicense fee of $1.0 million to SGEN) and estimated sublicense fees are allocated to the CD71 Agreement performance obligation as they are directly related to the development of the CD71 Probody therapeutic. In May 2018, the Company earned a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). The $21.0 million milestone payment was included as part of the transaction price in May 2018 and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of September 30, 2018. Under the UCSB Agreement, the Company is obligated to make royalty payments to UCSB equal to 5% of certain sublicense revenue payments owed to or received by the Company. As of September 30, 2018 and December 31, 2017, the Company accrued sublicense fees of $1.0 million and $0.5 million, respectively, under the CD71 Agreement. The Company recognized the initial transaction price upon adoption of ASC 606 on January 1, 2018 of $29.8 million allocated to the CD71 Agreement performance obligation using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual full-time employee (“FTE”) hours incurred relative to total estimated FTE hours expected to be incurred for the combined performance obligation. Revenue is recognized based on actual FTE hours incurred as a percentage of total estimated FTE hours as the Company completes its performance obligation over the five-year service period. As the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie, the initial transaction price of $10.0 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five years.

The Company recognized revenue of $2.8 million and $15.4 million for the three months ended September 30, 2018 and 2017, respectively, and $16.3 million and $18.1 million for the nine months ended September 30, 2018 and 2017, respectively, related to the AbbVie Agreements. As of September 30, 2018 and December 31, 2017, deferred revenue related to the CD71 Agreement performance obligation was $25.4 million and $11.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $5.2 million and $6.8 million, respectively. As of both September 30, 2018 and December 31, 2017, no amount was due from AbbVie under the CD71 and Discovery Agreements.

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

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a Probody T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). The Company is responsible for early-stage development of EGFR Products and all related costs (up to certain pre-set costs and certain limits based on clinical study size). Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the U.S. and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the U.S..

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of Probody T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

At the initiation of the collaboration, CytomX had the option to select, from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell engaging bispecific product from the Amgen pre-clinical pipeline. In March 2018, CytomX selected the program. CytomX is responsible, at its expense, for converting this program to a Probody T-cell engaging bispecific product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

The Company considered the criteria for combining contracts in ASC 606 and determined that the Amgen Agreement and the Purchase Agreement should be combined into one contract. The Company accounted for the Amgen Agreement based on the fair values of the assets and services exchanged. The Company identified the following performance obligations at the inception of the Amgen Agreement: (1) the research, development and commercialization license, (2) the research and development services for the EGFR Products and the Amgen Other Product, and (3) the obligation to participate in the joint steering committee (“JSC”) and the joint research committee (“JRC”). The Company determined that research, development and commercialization license and the participation in the JSC and JRC are not distinct from the research and development services and therefore those performance obligations were combined into one combined performance obligation. The Amgen Other Products are accounted for as a separate performance obligation from the EGFR Products as the nature of the services being performed is not the same and the value that Amgen can derive from one program is not dependent on the success of the other.

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, the Company is obligated to make a royalty payment to UCSB equal to 15% of certain sublicense revenue payments owed to or received by the Company. The Company determined that the calculation of the sublicense fee is not specifically addressed in the sublicense agreement when the Company simultaneously licenses the UCSB technology along with the technology the Company has developed internally. As of December 31, 2017, the Company recorded a liability of $2.1 million, which represents the Company’s best estimate of the amount to be remitted to UCSB. As of September 30, 2018, the Company determined that the estimated liability of $2.1 million was still appropriate.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price as of September 30, 2018. The Company recognizes the transaction price of $45.8 million allocated to the EGFR Products performance obligation using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal FTE effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the six-year service period. As the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, the initial transaction price of $4.7 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company recognized revenue of $1.5 million and $4.4 million for the three and nine months ended September 30, 2018, respectively, related to the Amgen Agreement. There were no amounts recognized during the three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, deferred revenue related to the EGFR Products performance obligation was $41.0 million and $45.3 million, respectively. As of September 30, 2018 and December 31, 2017, deferred revenue related to the Amgen Other Products performance obligation was $4.0 million and $4.6 million, respectively. As of September 30, 2018, no amount was due from Amgen under the Amgen Agreement.

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

Pursuant to the BMS Agreement, the financial consideration from BMS was comprised of an upfront payment of $50.0 million and the Company was initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales. The Company also receives research and development service fees based on a prescribed FTE rate that is capped.

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

Under the terms of the Amendment, the Company continues to collaborate with BMS to discover and conduct preclinical development of Probody therapeutics against targets selected by BMS under the terms of the Amendment.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Pursuant to the Amendment, the financial consideration from BMS is comprised of an upfront payment of $200.0 million and the Company is eligible to receive up to an aggregate of $3,586.0 million as follows: (i) up to $116.0 million in development milestone payments per target or up to $928.0 million if the maximum of eight targets are selected for the first product modality; (ii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $992.0 million if the maximum of eight targets are selected for the first product modality; (iii) up to $60.0 million in sales milestone payments per target or up to $480.0 million if maximum of eight targets are selected for the first product modality; and (iv) up to $56.3 million in development milestone payments or up to $450.0 million if the maximum of eight targets are selected for the second product modality; (v) up to $62.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $496.0 million if the maximum of eight targets are selected for the second product modality; (vi) up to $30.0 million in sales milestone payments per target or up to $240.0 million if maximum of eight targets are selected for the second product modality. The Company is also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. The Amendment does not change the term of the BMS’s royalty obligation under the BMS Agreement. BMS’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price as of September 30, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2023.

The Company recognized revenue of $8.2 million during each of the three months ended September 30, 2018 and 2017, respectively, and $24.6 million and $18.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, deferred revenue related to the BMS Agreement was $213.8 million and $235.0 million, respectively. The amount due from BMS under the BMS Agreement was $56,000 and $10.1 million as of September 30, 2018 and December 31, 2017, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provided the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the ImmunoGen Research Agreement and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. In February 2016, the Company exercised its option to obtain a development and commercialization license for CX-2009 pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”). In February 2017, ImmunoGen exercised its first option to obtain a development and commercialization license for one of the two targets. Substitution rights for this program terminated in February 2017 and ImmunoGen discontinued the program in July 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon the termination of the program. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target in December 2017 and continues research work on this program.

Under the terms of the ImmunoGen Research Agreement, both the Company and ImmunoGen performed research activities on behalf of the other party for no monetary consideration through January 2018 and the arrangement was extended to June 2018, as discussed below. Each party is solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

In consideration for the ImmunoGen 2017 License, the Company is entitled to receive up to $30.0 million in development and regulatory milestone payments, up to $50.0 million in sales milestone payments and royalties in the mid-single digits on the commercial sales of any resulting product. For the CX-2009 License, the Company is obligated to pay ImmunoGen up to $60.0 million in development and regulatory milestone payments and up to $100.0 million in sales milestone payments and royalties in the mid to high single digits on the commercial sales of any resulting product. In August 2017, the Company made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009. No milestone payments have been accrued to the Company under the ImmunoGen 2017 License.

The Company accounted for the ImmunoGen Research Agreement based on the fair value of the assets and services exchanged. The Company identified the following performance obligations at the inception of the ImmunoGen Research Agreement: (1) the research license, (2) the research services, (3) the obligation to participate in the joint research committee, (4) the exclusive research, development and commercialization license and (5) the obligation to provide future technology improvements, when available. The Company determined that the research license, participation in the joint steering committee, the research services, and the technology improvements are not distinct from the development and commercialization license and therefore those performance obligations were combined into one combined performance obligation. The Company considered factors such the limited economic benefits to ImmunoGen if the development and commercialization license was not obtained and the lack of sublicensing rights in the research license.

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the ImmunoGen Research Agreement. In December 2017, the Company entered into the ImmunoGen 2017 License and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018. The fair value of the consideration for the combined performance obligation was recognized as revenue over the research period that ended on June 30, 2018. As of June 30, 2018, neither company has further research obligations under the ImmunoGen Research Agreement.

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

The Company recognized revenue of $0 and $83,000 for the three months ended September 30, 2018 and 2017, respectively and $1.5 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, deferred revenue relating to the ImmunoGen Research Agreement was $0 and $0.7 million, respectively. As of both September 30, 2018 and December 31, 2017, no amount was due from ImmunoGen under the ImmunoGen Research Agreement.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company had the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement continued in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The expenses related to this agreement were not material to the financial statements for the three and nine months ended September 30, 2018 and 2017. The Company decided not to exercise the option to extend the agreement and allowed it to expire on November 1, 2018.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target and paid the Company $1.5 million. The option to select a fourth target lapsed in May 2016. Pfizer discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March 2018. In March 2018, Pfizer terminated the Pfizer Agreement. As such, the Company had no further performance obligations under this agreement following the termination of the Pfizer Agreement and recognized the remaining deferred revenue of $1.1 million during the three months ended March 31, 2018.

Pursuant to the Pfizer Agreement, the Company received an upfront payment of $6.0 million and research and development service fees based on a prescribed FTE rate per year that is capped. The Company identified the following performance obligations at the inception of the Pfizer Agreement: (1) the research license, (2) the research services and (3) the obligation to participate in the joint research committee. The Company determined that the research license was not distinct from the research services and participation in the joint research committee due to the specialized nature of the research services to be provided by the Company, and accordingly, this deliverable was combined with the research services and participation in the joint research committee as a combined performance obligation. The Company concluded that, at the inception of the agreement, Pfizer’s options to obtain an exclusive development and commercialization license for each research project target did not represent a material right and were not performance obligations.

As the combined performance obligation represented an obligation to continuously make the Probody therapeutic technology platform available to Pfizer, the initial transaction price was recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five and a half years.

The Company recognized revenue of $0 and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million both the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, deferred revenue relating to the Pfizer Agreement was $0 and $1.6 million, respectively. The amount due from Pfizer under the Pfizer Agreement was $0 and $13,000 as of September 30, 2018 and December 31, 2017, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract assets and liabilities during the nine months ended September 30, 2018 (in thousands):

		Additions		Deductions
	Balance at 12/31/2017	ASC 606 Adoption Adjustment	Adjustment to Transaction Price from Performance Obligation Satisfied	Revenue Recognized from an Adjustment to Transaction Price During the Period	Revenue Recognized from Amounts Included in Contract Liability at the Beginning of the Period	Balance at 9/30/2018
Contract liabilities:
Deferred revenue	$305,263	$10,912	$21,000	$(10,799)	$(37,014)	$289,362

Additions of $31.9 million consists of the ASC 606 adoption adjustment of $10.9 million and $21.0 million earned (net of the payment of an associated sublicense fee of $4.0 million to SGEN) resulting from the achievement of the IND milestone under the CD71 Agreement. The $21.0 million milestone payment is included in the transaction price and is being recognized over the research period of the CD71 Agreement. Of the $21.0 million, $10.8 million was recognized as revenue during the nine months ended September 30, 2018 based on the estimated percentage completed to-date of the CD71 project. Deductions also includes $37.0 million of revenue recognized during the nine months ended September 30, 2018 that was included in the contract liability balance at the beginning of the period.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company estimates that the $289.4 million of deferred revenue related to the following contracts as of September 30, 2018 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•

The $25.4 million of deferred revenue related to the CD71 Agreement as of September 30, 2018 is expected to be recognized based on actual FTE effort and program progress  until approximately April 2021.

•	The $5.2 million of deferred revenue related to the Discovery Agreement as of September 30, 2018 is expected to be recognized ratably until approximately April 2021.
•

The $41.0 million of deferred revenue related to the Amgen EGFR Products as of September 30, 2018 is expected to be recognized based on actual FTE effort and program progress  until approximately September 2023.

•	The $4.0 million of deferred revenue related to the Amgen Other Products as of September 30, 2018 is expected to be recognized ratably until approximately September 2023.
•	The $213.8 million of deferred revenue related to the BMS Agreement as of September 30, 2018 is expected to be recognized ratably until approximately April 2025.

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

In 2013, the Company amended the UCSB Agreement to reduce certain amounts due to UCSB upon receipt by the Company of upfront payments, milestone payments and royalties from sublicenses. In exchange for this amendment, the Company issued to UCSB 157,332 shares of its common stock. The UCSB Agreement, as amended, remains in effect until the expiration or abandonment of the last to expire of the licensed patents.

The Company incurred expenses of $0.1 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $0.6 million and $12.0 million for the nine months ended September 30, 2018 and 2017, respectively, to UCSB under the provisions of the UCSB Agreement.

Royalty obligations

The Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

7. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the nine months ended September 30, 2018 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2017	6,503,458	$8.157
Options granted	1,921,900	25.760
Options exercised	(631,539)	6.253
Option forfeited/expired	(111,764)	17.248
Balances at September 30, 2018	7,682,055	$12.586
Options exercisable at September 30, 2018	4,183,476	$7.262

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense:
Research and development	$2,131	$1,267	$5,989	$3,813
General and administrative	2,282	1,514	6,273	4,724
Total stock-based compensation expense	$4,413	$2,781	$12,262	$8,537

8. Net Loss Per Share

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	7,292,701	6,713,038	7,434,862	6,976,470
Total	7,292,701	6,713,038	7,434,862	6,976,470

9. Income Tax Expense

The Company recorded a provision for income taxes of $2.5 million and $5.4 million during the three and nine months ended September 30, 2018, respectively. The income tax expense was generated as a result of a timing difference in the recognition of revenue between tax and U.S. GAAP purposes, primarily related to the upfront payment received from the BMS Agreement and the Amgen Agreement in 2017. This timing difference will be recognized as revenue for tax purposes in 2018, which will generate taxable income and therefore, tax expense. The Company’s effective tax rate was (12.0)% and 0.2% for the three months ended September 30, 2018 and 2017, respectively, and (11.5)% and 0.0% for the nine months ended September 30, 2018 and 2017, respectively. Income tax expense for the three and nine months ended September 30, 2018 was accrued based on the newly-enacted statutory federal tax rate of 21%, which was effective for tax years starting on January 1, 2018.  As of September 30, 2018, the Company maintained a full valuation allowance against its net deferred tax assets due to its history of losses.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

On December 22, 2017, the Tax Act of 2017 was signed into law making significant changes to the Internal Revenue Code. The Tax Act contains significant changes to corporate income tax, including among other things, a reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. Since further guidance, interpretations and rulings are expected in the 12 months following enactment, the Company has made certain provisional estimates, as permitted by SAB 118 and continues to analyze the impact of the Tax Act. As of September 30, 2018, the Company had not completed its accounting for all of the effects of the Tax Act due to pending guidance, interpretations and rulings to be issued. The Company did not make any adjustments during the three and nine months ended September 30, 2018 to its tax amounts recorded during the year ended December 31, 2017. As the Company collects and prepares the necessary data and obtains further guidance or interpretation of the Tax Act, it may make adjustments to the provisional amounts that it has recorded that may materially impact the provision for income taxes in the period in which the adjustments are made. The Company will complete its accounting analysis when the interpretations, guidance and rulings are finalized by the various tax and standard-setting bodies, which is expected by the end of December 2018.

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

Overview

CytomX Therapeutics is a clinical-stage oncology-focused biopharmaceutical company pioneering a novel class of investigational antibody therapeutics based on its Probody™ therapeutic technology platform. Probody therapeutics are designed to exploit unique conditions of the tumor microenvironment to more effectively localize antibody binding and activity while limiting activity in healthy tissues. The Company’s pipeline includes cancer immunotherapies against clinically-validated targets, including a PD-L1-targeting Probody therapeutic wholly owned by CytomX (CX-072), a PD-1-targeting Probody therapeutic wholly owned by CytomX (CX-188) and a CTLA-4-targeting Probody therapeutic partnered with Bristol Myers Squibb (BMS-986249). The pipeline also includes first-in-class Probody drug conjugates against highly attractive targets including a CD166-targeting Probody drug conjugate wholly owned by CytomX (CX-2009), and a CD71-targeting Probody drug conjugate partnered with AbbVie (CX-2029), which are among cancer targets that have been considered to be inaccessible to conventional antibody drug conjugates due to their presence on many healthy tissues. CytomX and its partners have four programs in the clinic.  In addition to its wholly owned programs, CytomX has strategic collaborations with AbbVie Ireland Unlimited Company (“AbbVie”), Amgen Inc. (“Amgen”), Bristol-Myers Squibb Company (“BMS”), ImmunoGen, Inc (“Immunogen”), and others. Our two lead wholly owned programs, CX-072, a PD-L1-targeting Probody therapeutic and CX-2009, a CD166-targeting Probody drug conjugate, are both currently being evaluated in Phase 1/2 clinical trials known as PROCLAIM (Probody Clinical Assessment in Man) (“PROCLAIM”), an international umbrella clinical trial program that provides clinical trial sites with access to our novel therapies under one central protocol.

We announced initial clinical data regarding CX-072 from our PROCLAIM-CX-072 clinical trial on June 4, 2018 at the 2018 Annual Meeting of the American Society of Clinical Oncology in Chicago, Illinois and on October 22, 2018 at the 2018 Annual Meeting of the European Society of Medical Oncology in Munich, Germany. We expect to disclose initial clinical data regarding CX-2009 from our PROCLAIM-CX-2009 clinical trial in the first half of 2019. In October 2018, we filed an IND for CX-188, our wholly owned PD-1-targeting Probody therapeutic.

The two most advanced collaboration programs are a Probody therapeutic directed against CTLA-4, partnered with BMS, and CX-2029, a CD71 directed Probody Drug Conjugate partnered with AbbVie. BMS is currently evaluating the CTLA-4-directed Probody therapeutic, BMS-986249, in a Phase 1/2 clinical trial that it initiated in January 2018. In the second quarter of 2018, we commenced enrollment of our Phase 1/2 clinical trial for CX-2029, our partnered program with AbbVie. We have also extended our Probody platform to the T-cell engaging bispecific modality. Our most advanced program in that modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific, which is currently in lead optimization stage, and which we are developing in partnership with Amgen.

We currently have three product candidates enrolling patients in clinical trials that we are conducting and one product candidate enrolling patients in clinical trials which our partner, BMS, is conducting, but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $23.4 million and $52.4 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $282.7 million. We expect to continue to incur significant losses for the foreseeable future.

Regulatory agencies, including the U.S. Food and Drug Administration (“FDA”), regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly owned and partnered product candidates in clinical trials, including CX-072, CX-2009 and CX-2029 as well as any additional product candidates for which we initiate clinical trials in 2018 and beyond. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, of regulatory uncertainty, manufacturing limitations and the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

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

Our revenues are primarily derived through our license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for our technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to us under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products. In certain agreements, the collaboration partner is solely responsible for meeting the defined collaboration objectives that trigger the contingent payment.

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

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method or a common measure of progress for the entire performance obligation. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, is also recognized over the performance period based on a similar method. Reimbursements from BMS and Pfizer for research and development costs incurred under our research, collaboration and license agreements with them are classified as revenue.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration agreements with AbbVie, Amgen, BMS, ImmunoGen and any other collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates, clinical development including activities with third parties, such as clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), manufacture drug products used in clinical trials, as well as the development of product candidates pursuant to our research, collaboration and license agreements. Research and development expenses include personnel costs, including stock-based compensation expense, contractor services, laboratory materials and supplies, depreciation and maintenance of research equipment, and an allocation of related facilities costs. We expense research and development costs as incurred.

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. For example, we commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017, and our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017. In June 2018, we commenced enrollment of our Phase 1/2 clinical trial for CX-2029, our CD71 Probody Drug Conjugate being developed in collaboration with AbbVie. Furthermore, we filed an IND for CX-188, our wholly owned PD-1-targeting Probody therapeutic, in October 2018; however, the clearance of such IND with the FDA and the initiation of clinical enrollment for CX-188 is subject to the satisfaction of certain conditions. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Sarbanes-Oxley Act of 2002 and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount to operate as a public company and as we advance our product candidates through clinical development, which will also increase our general and administrative expenses.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and short-term investments, and accretion of discounts or amortization of premiums on our short-term investments.

Other Income (Expense), net

Other income (expense), net consists primarily of gains and losses from changes in currency exchange rates.

Results of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017.

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Total revenue	$12,509	$24,144	$(11,635)	$48,031	$44,550	$3,481

Revenue decreased by $11.6 million during the three months ended September 30, 2018 and increased by $3.5 million during the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
AbbVie	$2,827	$15,376	$(12,549)	$16,261	$18,133	$(1,872)
Amgen	1,520	—	1,520	4,372	—	4,372
BMS	8,162	8,203	(41)	24,572	18,369	6,203
ImmunoGen	—	83	(83)	1,471	6,620	(5,149)
Pfizer	—	482	(482)	1,355	1,428	(73)
Total Revenue	$12,509	$24,144	$(11,635)	$48,031	$44,550	$3,481

The variances in revenue for the three and nine months ended September 30, 2018 compared to the comparable periods in 2017 were partially due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The total revenue for the three and nine months ended September 30, 2018 would have been $10.9 million and $55.9 million, respectively, under Accounting Standards Codification 605, Revenue Recognition (“ASC 605”). The difference between the amount of revenue recognized under ASC 606 and the amount that would have been recognized under ASC 605 for the nine months ended September 30, 2018 was primarily a result of the difference in how revenue is recognized related to the $21.0 million (net of the payment of an associated sublicense fee of $4.0 million to SGEN under the Seattle Genetics Agreement) CD71 milestone payment. Under ASC 606, the milestone payment is included in the transaction price and recognized based on the total estimated percentage completed to-date. Under ASC 605, the entire $21.0 million (net of the payment of an associated sublicense fee of $4.0 million to SGEN) would have been recognized in income upon satisfaction of the performance criteria.

The decrease in revenue from AbbVie of $12.5 million for the three months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to the recognition during the third quarter of 2017, in full in accordance with ASC 605, of $14.0 million (net of the payment of an associated sublicense fee of $1.0 million to SGEN) in revenue as a result of meeting certain milestones to begin GLP toxicology studies under the CD71 Agreement, offset by an increase of $1.5 million in revenue resulting from the change in the method of revenue recognition for the CD71 Agreement from straight-line under ASC 605 to percentage-of-completion under ASC 606, which we adopted on January 1, 2018.

The decrease in revenue from AbbVie of $1.9 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to the recognition during the third quarter of 2017 of $14.0 million (net of the payment of an associated license fee of $1.0 million to SGEN) in revenue as a result of meeting certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement, which amount was partially offset by the recognition of $10.8 million of revenue recorded to-date (reflecting the percentage completed to-date on the project) of the $21.0 million milestone earned (net of the payment of an associated sublicense fee of $4.0 million to SGEN) and added to the transaction price in May 2018 for the achievement of the IND filing success criteria under the CD71 Agreement; and an increase of $1.3 million in revenue resulting from the change in the method of revenue recognition for the CD71 Agreement from straight-line under ASC 605 to percentage-of-completion under ASC 606, which we adopted on January 1, 2018.

Revenue from Amgen increased by $1.5 million and $4.4 million for the three and nine months ended September 30, 2018, respectively. We entered into our Collaboration and License Agreement with Amgen in September 2017 (the “Amgen Agreement”). As such, no revenue was recognized during the three and nine months ended September 30, 2017.

The increase in revenue from BMS of $6.2 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to an increase of $7.9 million in amortization of deferred revenue related to the $200.0 million of upfront payment we received as a result of the BMS Amendment, which amount was partially offset by a decrease of $1.4 million in amortization of deferred revenue resulting from an increase in the estimated length of the research terms during late April 2017, which caused monthly amortization subsequent to April 2017 to be less than amounts reported in previous periods and a decrease in service revenue of $0.3 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017.

The decrease in revenue from ImmunoGen of $5.1 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was the result of the recognition of $6.5 million in revenue related to the delivery of a Development and Commercialization License to ImmunoGen in connection with the Immunogen Research Agreement during the nine months ended September 30, 2017, which amount was partially offset by an increase of $1.4 million in revenue during the nine months ended September 30, 2018 resulting from the extension of the research term under the ImmunoGen Research Agreement to June 2018.

The decrease in revenue from Pfizer of $0.5 million for the three months ended September 30, 2018 compared to the corresponding period in 2017 was a result of the termination of our Research Collaboration, Option and License Agreement with Pfizer in March 2018.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Research and development expenses	$27,549	$28,920	$(1,371)	$75,560	$71,573	$3,987

Research and development expenses decreased by $1.4 million during the three months ended September 30, 2018 compared to the corresponding period in 2017. The decrease was attributable to the recognition during the third quarter of 2017 of $10.7 million of non-cash research and development expense related to the estimated fair value of the CytomX Product under the Amgen agreement and $1.2 million of sublicense fee payable to UCSB as a result of the Amgen Agreement. The decrease was partially offset by an increase of $3.2 million in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount, an increase of $2.7 million in lab contracts and services primarily related to CX-2009 Phase1/2 clinical development, an increase in clinical trial expenses of $4.0 million primarily related to CX-072, CX-2009 and CX-2029, and an increase in lab supplies of $0.6 million.

Research and development expenses increased by $4.0 million during the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $17.0 million in lab contracts and services and clinical trial expenses related to CX-072, CX-2009 and CX-2029 Phase 1/2 clinical development and to the ramp up for IND filing and clinical trial preparation for CX-188, an increase of $8.5 million in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount, an increase of $1.1 million in consulting expenses and an increase of $0.6 million in lab supplies. These increases were partially offset by a $10.0 million sublicense fee payment made to UCSB in 2017, which was triggered by the $200 million upfront payment made by BMS in connection with our expanded collaboration, a $1.0 million sublicense payment to ImmunoGen upon the commencement of enrollment of Phase 1/2 and first patient dosing in the clinical trial for CX-2009 during the second quarter of 2017, and $10.7 million of non-cash research and development expense recognized in 2017 related to the estimated fair value of the CytomX Product under the Amgen agreement and a $1.2 million sublicense fee payable to UCSB recognized as a result of the Amgen agreement in 2017.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$4,351	$2,118	$2,233	$13,747	$6,721	$7,026
CX-2009 (CD166)	5,068	846	4,222	12,113	6,338	5,775
CX-2029 (CD71)	3,996	3,509	487	8,756	7,031	1,725
CX-188 (PD-1)	1,402	1,628	(226)	4,809	2,603	2,206
Other wholly owned and partnered programs	1,002	12,870	(11,868)	2,714	14,861	(12,147)
General research and development expenses	2,665	2,084	581	7,646	16,262	(8,616)
	18,484	23,055	(4,571)	49,785	53,816	(4,031)
Internal Costs	9,065	5,865	3,200	25,775	17,757	8,018
Total research and development expenses	$27,549	$28,920	$(1,371)	$75,560	$71,573	$3,987

The decreases in “other wholly owned and partnered programs” for both the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017 were primarily due to the $10.7 million of research and development expense recognized during the three months ended September 30, 2017 related to the estimated fair value of the CytomX Product under the Amgen agreement. The decrease in “general research and development expenses” for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to a payment of $10.0 million in sublicense fee to UCSB under the UCSB Agreement. Increases in other categories of external costs for the three and nine months ended September 30, 2018 were due primarily to increases in lab contracts and services and clinical trial expenses related to CX-072, CX-2009 and CX-2029 Phase 1/2 clinical development and to the ramp up for IND filing and clinical trial preparation for CX-188. Increases in internal costs for the three and nine months ended September 30, 2018 were primarily due to increases in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
General and administrative expenses	$8,137	$6,249	$1,888	$24,535	$17,989	$6,546

General and administrative expenses increased by $1.9 million during the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $2.1 million in personnel-related expenses due to an increase in headcount, partially offset by a decrease of $0.3 million in legal fees.

General and administrative expenses increased by $6.5 million during the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase was attributable to an increase of $4.7 million in personnel-related expenses due to an increase in headcount, and an increase of $1.6 million in consulting expenses related to strategic planning, tax compliance, legal compliance and facilities.

Interest Income and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Interest income	$2,219	$806	$1,413	$5,134	$1,400	$3,734
Other income (expense), net	29	(47)	76	(50)	(101)	51
Total interest and other income	$2,248	$759	$1,489	$5,084	$1,299	$3,785

Interest Income

Interest income increased by $1.4 million during the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase was primarily attributable to an increase in interest income earned on our short-term investments and an increase in our overall cash and cash equivalents position resulting from the common stock offering completed in July 2018.

Interest income increased by $3.7 million during the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase was primarily attributable to an increase in interest income earned on our short-term investments and an increase in our overall cash and cash equivalents position resulting from the common stock offering completed in July 2018.

Other Income (Expense), Net

Other income (expense), net remain relatively flat for the three and nine months ended September 30, 2018 compared to the corresponding period in 2017.

Provision For Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)			(in thousands)
Provision for income taxes	$2,502	$(19)	$2,521	$5,391	$7	$5,384

Provision for income taxes increased by $2.5 million during the three months ended September 30, 2018 compared to the corresponding period in 2017. The income tax expense was generated as a result of a timing difference in the recognition of revenue under tax and U.S. GAAP requirements, primarily related to the upfront payments received pursuant to the BMS Amendment entered into in March 2017 and the Amgen Agreement entered into in September 2017. This timing difference will be recognized as revenue for tax purposes in 2018, which will generate taxable income and therefore, tax expense.

Provision for income taxes increased by $5.4 million during the nine months ended September 30, 2018 compared to the corresponding period in 2017. The income tax expense was generated as a result of a timing difference in the recognition of revenue under tax and U.S. GAAP requirements, primarily related to the upfront payments received pursuant to the BMS Amendment entered into in March 2017 and the Amgen Agreement entered into in September 2017. This timing difference will be recognized as revenue for tax purposes in 2018, which will generate taxable income and therefore, tax expense.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $464.6 million and an accumulated deficit of $282.7 million, compared to cash and cash equivalents of $374.1 million and an accumulated deficit of $219.5 million as of December 31, 2017. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In July 2018, we issued 5,867,347 shares of our common stock at a price of $24.50 per share, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for net proceeds of $134.6 million.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for at least the next 12 months. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-072, CX-2009, CX-2029 and CX-188 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(46,779)	$148,371
Net cash (used in) provided by investing activities	(9,916)	28,492
Net cash provided by financing activities	138,900	2,717
Net increase in cash and cash equivalents	$82,205	$179,580

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities was $46.8 million, which consisted of a net loss of $52.4 million, adjusted by non-cash charges of $12.5 million and a net decrease of $6.9 million in our operating assets and liabilities. The non-cash charges primarily consisted of $12.3 million in stock-based compensation and $1.4 million in depreciation and amortization, partially offset by $1.1 million in accretion of discounts on our short-term investments. The change in our operating assets and liabilities was primarily attributable to a net decrease in deferred revenue of $26.8 million resulting from the recognition of $47.8 million in upfront fees and milestone payments under ASC 606 pursuant to our collaboration agreements, offset by the $21.0 million (net of the payment of an associated sublicense fee of $4.0 million to SGEN) of adjustment to deferred revenue resulting from the AbbVie CD71 milestone payment earned and a decrease of $3.5 million in prepaid expenses and other current assets. These decreases were partially offset by an increase in cash flows from accounts receivable of $10.1 million resulting primarily from the $10.0 million we received from BMS for the IND filing of BMS-986249, an increase of $10.6 million in accrued liabilities, income tax payable and other long-term liabilities resulting primarily from a $5.0 million increase in income tax payable, a $2.9 million in accrued liabilities driven by increases in lab services and UCSB sublicense fee accrual and a $2.0 million in accrued CRO expenses relating to clinical trial activities; and an increase in accounts payable of $2.8 million.

During the nine months ended September 30, 2017, cash provided by operating activities was $148.4 million, which consisted of a net loss of $43.7 million, adjusted by non-cash charges of $20.9 million and a net increase of $171.2 million in our operating assets and liabilities. The non-cash charges primarily consisted of $8.5 million in stock-based compensation, $10.7 million in non-cash acquisition of in-process research and development expense, $1.2 million in depreciation and amortization and $0.4 million in amortization premiums on our short-term investments. The change in our operating assets and liabilities was primarily attributable to an increase of $169.6 million in deferred revenue, which was primarily due to a $200.0 million upfront payment from BMS in connection with the BMS Amendment entered into in March 2017, partially offset by the recognition of upfront fees of $23.9 million under certain of our collaboration agreements and $6.5 million in recognized revenue from our delivery of a Development and Commercialization License to ImmunoGen in connection with our collaboration agreement; an increase in accrued liabilities of $4.1 million due primarily to the accrual of the $1.2 million of sublicense fee payable to UCSB, $2.2 million increase in clinical expense accrual, and a $1.2 million increase in long-term accrued liabilities resulting from deferred rent recorded on the new headquarter office; and an increase of $2.1 million in accounts receivable. These increases were partially offset by an increase of $1.0 million in prepaid expenses and other current assets, and a decrease of $3.5 million in accounts payable.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $9.9 million, which consisted of $161.7 million used in purchases of short-term investments and $2.7 million of capital expenditures used to purchase property and equipment. Such decreases were offset by $154.5 million in proceeds received upon the maturity of marketable securities.

During the nine months ended September 30, 2017, cash provided by investing activities was $28.5 million, which consisted of $84.0 million in proceeds received upon the maturity of marketable securities. Such increase was offset by $54.2 million used in the purchase of short-term investments and $1.3 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities primarily consisted of proceeds from our common stock public offering of $134.6 million (net of underwriting discounts and stock issuance costs of $9.2 million) and proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan of $4.3 million.

During the nine months ended September 30, 2017, cash provided by financing activities consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $464.6 million as of September 30, 2018 and cash, cash equivalents and short-term investments of $374.1 million as of December 31, 2017, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of September 30, 2018, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $282.7 million and $219.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, our candidate directed against PD-L1, CX-2009, our PDC candidate directed against CD-166, CX-2029, and our PDC candidate directed against CD71 in collaboration with AbbVie Inc., as we prepare for and begin clinical trials for CX-188, our wholly owned PD-1-targeting Probody therapeutic and as we advance into later trials and new trials for other programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2018, we had $464.6 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, as we prepare for and begin clinical trials for CX-188 and as we advance into later trials and new trials for other programs. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We also initiated our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017 and our Phase 1/2 clinical trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie, for cancer and treated our first patient in June 2018. In addition, Bristol-Myers Squibb Company (“BMS”) commenced enrollment of a Phase 1/2 clinical trial for BMS-986249, a Probody therapeutic directed against CTLA-4, in 2018.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, CX-2029 and BMS-986249 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. We recently filed an IND application for CX-188, our wholly owned PD-1-targeting Probody therapeutic; however, the clearance of such IND and the initiation of clinical enrollment is subject to the satisfaction of certain conditions. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

We are very early in our development efforts, with only three product candidates, CX-072, CX-2009 and CX-2029, currently in early stage clinical development.  In addition, BMS is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a Phase 1/2 clinical trial that it initiated in January 2018. We filed an IND on CX-188 in October 2018, but have not initiated patient enrollment in the clinical trial yet. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072, CX-2009, CX-2029 and CX-188). For example, we announced clinical data regarding CX-072 from our PROCLAIM-CX-072 clinical trial on June 4, 2018 at the 2018 Annual Meeting of the American Society of Clinical Oncology in Chicago, Illinois. While CX-072 has generally been well tolerated to date, there can be no guaranty that unexpected adverse events will not occur later in this trial or in other trials involving our product candidates or the product candidates of our collaborators. The data described at ASCO show that the administration of monotherapy CX-072 was well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. However, Grade 3/4 TRAEs were reported in two patients (neutropenia and thrombocytopenia in a patient with thymic cancer (3 mg/kg) and transaminase elevation in a patient with breast cancer (30 mg/kg)) but both events were successfully managed with therapeutic intervention including steroids and discontinuation of CX-072.  In addition, the results showed that the administration of CX-072 in combination with ipilimumab was well tolerated with the majority of TRAEs as Grade 1/2.  Of the 16 treated patients, five (31%) reported a Grade 3/4 TRAE, a rate similar to that reported previously for 3 mg/kg ipilimumab monotherapy. These events included: Grade 3 colitis (n=1), Grade 3 dyspnea/pneumonitis (n=1), Grade 3 headache/Grade 3 hyponatremia (n=1), and Grade 3 amylase/Grade 4 lipase (n=1).  A Grade 3 TRAE in one patient was designated as non-treatment related post data cutoff. A dose limiting toxicity of Grade 3 dyspnea was reported in one patient. On October 22, 2018, we presented follow-up data at the 2018 Annual Meeting of the European Society of Medical Oncology in Munich, Germany.  In this presentation, we also disclosed initial data on immune related adverse events (irAE) and infusion related reactions (IRR).  Of the 46 patients treated, 3 (7%) developed Grade 3/4 irAEs and 2 (4%) developed Grade 3/4 IRRs.  Of the 20 patients treated in the combination with ipilimumab, 2 (10%) developed Grade 3/4 irAEs and 0 (0%) developed Grade 3/4 IRRs.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. For example, in our Phase 1/2 clinical trial of CX-072, which is directed against PD-L1, we are only permitted to enroll patients with cancer types for which there are no PD inhibitors available for sale.  As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with hundreds of clinical trials exploring the use of PD-1 and PD-L1 agents, there can be no assurance that patients will choose to enroll in our clinical trial. In addition, any arms of our Phase 1/2 clinical trial of CX-072 for indications with small population sizes could be particularly difficult to enroll. Enrollment of the CX-188 clinical trial will have similar enrollment considerations. Furthermore, the part of our Phase 1/2 clinical trial of CX-072 in which patients are treated with the combination of CX-072 and vemurafenib can only enroll those patients who do not have access to MEK inhibitors because the emerging standard of care in jurisdictions where MEK inhibitors are available in combination with a BRAF inhibitor (such as vemurafenib), which may have an impact on enrollment in this part of the trial. Our Phase 1/2 clinical trial of CX-2009 studies patients who have one of seven specific tumor types rather than patients suffering from any cancer, which may limit the rate of enrollment of the trial. As with the clinical trials of CX-072, our Phase 1/2 clinical trials of CX-2009 and CX-2029 are also competing with hundreds of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trial may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including BMS’ ongoing Phase 1/2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probodies are administered to human subjects, protease levels in the tumor may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody and reduce the potential to limit the toxicity of the anti-cancer agent. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue.  In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probodies, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probodies are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time.  Many specific elements of Probody therapeutic function may contribute their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually masked antibody, the removal of both masks from the dually masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target.  We have no direct structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses that inhibit the ability of the antibody to reach the target tissue, cause adverse side effects in humans or cause hypersensitivity reactions.  Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. For certain products, such as CX-2009 and CX-2029, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not own manufacturing facilities for producing such supplies and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In February 2018, ImmunoGen announced the closure of their clinical manufacturing facility in Norwood, MA at the end of 2018. This site provided clinical manufacturing support for the CX-2009 program.  We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. To date, the manufacturing transfer process is still ongoing and has not yet been completed. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer or that the transfer will be successful.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trials for CX-072, CX-2009, CX-2029 and CX-188, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all, although to date we have been able to successfully manufacture clinical quantities of CX-072, CX-2009, CX-2029 and CX-188. In particular, we are dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. However, contract manufacturing is not ImmunoGen’s primary business and ImmunoGen may not have sufficient resources to commit to manufacturing for third parties. In addition, quality issues may arise during scale-up activities. In February 2018, ImmunoGen announced the closure of their clinical manufacturing facility in Norwood, Massachusetts at the end of 2018, which provided clinical manufacturing support for the CX-2009 program. We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer.  To date, the manufacturing transfer process is still ongoing and has not yet been completed. In addition, for CX-2029, the manufacturing of additional clinical quantities could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains.  The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups.  In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors.  For instance, if any of our lead product candidates, including CX-072, CX-2009, CX-2029 and CX-188 are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development.  The market for immunotherapies like CX-072 is, in particular, highly competitive and the field is changing quickly.  Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, BMS, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, TESARO, Inc., Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as Abbvie, Immunomedics, Pfizer, Roche Holding Ltd. and Taekda.  In addition, two mid-sized companies, ImmunoGen and Seattle Genetics, Inc. are also leaders in the development of ADCs and we are aware of numerous small companies with ongoing efforts in this field.  Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our president and chief executive officer, W. Michael Kavanaugh, M.D., our chief scientific officer and Rachel W. Humphrey, M.D., our chief medical officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072, CX-2009, CX-2029, CX-188 and BMS-986249 and any other product candidates we or our collaborators may conduct clinical trials for. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturer) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our stock price is volatile. From October 8, 2015, the first day of trading our common stock, through November 2, 2018, our stock had high and low sales prices in the range of $9.01 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 33.6% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

10.1†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.				X

10.2†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of March 31, 2017.				X

10.3†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of January 3, 2018.				X

10.4†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12,2016.				X

10.5†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12,2016.				X

10.6†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

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

CytomX Therapeutics, Inc.

Date: November 6, 2018	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 6, 2018	By:	/s/ Debanjan Ray
Debanjan Ray
Chief Financial Officer (principal financial officer and principal accounting officer)