Form 10-K
period 2018-12-31
CytomX Therapeutics, Inc.
filed 2019-02-27
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Registrant’s telephone number, including area code)3

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $876.4 million, based on the closing price of the registrant’s common stock on Nasdaq Global Select Market on June 30, 2018 of $22.86 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2019, 45,111,282 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are pioneering a novel class of investigational antibody therapeutics, based on our Probody™ technology platform, for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We believe this approach has the potential to make meaningful enhancements to the combined efficacy and safety profile of antibody therapeutics, known as the “therapeutic window” and also to enable new targeted therapies. We believe that Probody therapeutics have the potential to create or widen the therapeutic window for certain antibody therapeutics, allowing for the development of new approaches to the treatment of cancer. We are utilizing our Probody Platform to develop a pipeline, shown below, of potential best-in-class immunotherapies against clinically-validated targets and potential first-in-class therapeutics against novel, difficult to drug targets. Furthermore, we believe the Probody therapeutic approach has the potential to enable safer, more effective combination therapy for cancer.

CytomX pipeline of Probody Therapeutics

We believe there is a significant opportunity in localizing antibody therapeutics to the tumor microenvironment, and therefore the market opportunity for Probody therapeutics could be large.  Cancer is the second leading cause of mortality in the United States and accounts for nearly one in every five deaths. Early cancer research and treatment relied on relatively non-specific and highly toxic small molecule chemotherapies. Over the last twenty years, a new paradigm of cancer treatment has emerged that is focused on more targeted therapies, including monoclonal antibody modalities, which represent some of the most effective and top-selling therapies on the market today. In 2017, half of the top 10 best-selling drugs on the market were monoclonal antibodies.  More recently, immuno-oncology has emerged as a promising new field of cancer therapy that aims to enhance anti-tumor immune responses by, for example, overcoming suppressive mechanisms that cancer cells have developed to evade the immune system. In addition, new classes of monoclonal antibody-based therapeutics have also reached the market. These new classes include Antibody Drug Conjugates (“ADCs”), bispecific antibodies, and Chimeric Antigen Receptor (“CAR”) based cellular therapies. We have demonstrated that our Probody therapeutic technology can be applied to many antibody modalities, including antibodies against immuno-oncology targets, ADCs, and bispecific antibodies, and therefore we believe that significant opportunities exist for CytomX to develop and capture market share with innovative anti-cancer treatments.

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting programmed cell death ligand 1 (“PD-L1”), a clinically and commercially validated immuno-oncology target.  In normal physiology, PD-L1 plays a role in suppressing the immune system in healthy tissue, preventing autoimmunity. Tumors can co-opt this inhibitory function by upregulating PD-L1 expression and evading anti-cancer immune surveillance. Inhibitors of the PD-L1 pathway have therefore been designed and developed that restore anti-cancer immune surveillance and such inhibitors have demonstrated anti-cancer activity in a wide variety of cancer types. Regulatory approval has been granted for PD-L1 inhibitors and/or programmed cell death 1 (“PD-1”) inhibitors in a wide range of cancers, including advanced melanoma, renal cell cancers, non-small cell lung cancer, and bladder cancers.

While PD-L1 inhibitors have been shown to enhance anti-cancer immunity, systemic administration of inhibitors of the PD-L1 pathway can result in impairment of normal immune tolerance of healthy tissues, and severe immune-related toxicities can emerge. These toxicities can be particularly serious when PD-L1 inhibitors are combined with other anti-cancer agents.  Our PD-L1 Probody therapeutic, CX-072, is designed to uncouple the anti-cancer activity of PD-L1 inhibitors from the associated autoimmune toxicities by inhibiting PD-L1 in the tumor microenvironment with minimal engagement in healthy tissue.   We are currently evaluating CX-072 in a Phase 1/2 study that we call PROCLAIM-CX-072. This study is designed to assess the safety, activity, and translational biology of CX-072 as a single agent and in combination with other anticancer therapies. We disclosed initial clinical proof of concept data on CX-072 at various oncology conferences in 2018.  In February 2019, we disclosed additional clinical safety and efficacy data on CX-072 at a Research and Development Day hosted by CytomX management (“CytomX R&D Day”).

Our second most advanced product candidate is CX-2009, a wholly owned Probody Drug Conjugate (“PDC”) directed against CD166, a novel drug target.  Probody Drug Conjugates are CytomX-designed Probody therapeutic versions of a class of drugs called Antibody ADCs, which are antibodies that have been conjugated to a small molecule cytotoxic agent via a labile chemical linker.  Several ADCs have been approved for the treatment of cancer in the United States and elsewhere, including Kadcyla™, which targets HER2 positive metastatic breast cancer, and Adcetris™, which targets CD30 in Classical Hodgkin Lymphoma.  To avoid target-related toxicity, traditional ADCs have historically been limited to targeting proteins that are expressed highly in tumors, but that are also absent or poorly expressed in healthy tissues. Very few cancer-associated proteins have this desired profile.  Because our Probody therapeutics are designed to minimize binding of potent anti-cancer therapy to normal tissues, we believe we can address a new class of targets with attractive molecular features that were previously unsuitable because of high expression on normal tissues. CD166 is an example of this kind of target. CD166 is highly and homogenously expressed in multiple different tumors types, which makes it an attractive target for a Probody drug conjugate therapeutic; however, the high expression of CD166 on normal tissues makes this a difficult target to drug with a traditional ADC.  CX-2009 is our Probody therapeutic directed to CD166 and conjugated to a cytotoxic agent. CX-2009 is currently in the dose escalation portion of a Phase 1/2 study that we call PROCLAIM-CX-2009. In February 2019, we disclosed initial clinical data on CX-2009 at the CytomX R&D Day.

In addition to our wholly owned programs, we have entered into several strategic collaborations with leading oncology-focused pharmaceutical companies, such as AbbVie Inc., through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”) and Bristol-Myers Squibb Company (“BMS”). The most advanced program from our partnerships is a CTLA-4 Probody therapeutic which BMS is currently advancing through the dose escalation phase of a Phase 1/2 clinical trial.  We are also treating patients in PROCLAIM-CX-2029, a Phase 1/2 clinical study for CX-2029, a PDC targeting the highly expressed target, CD71 that we have partnered with AbbVie.

In October 2018, we filed an investigational new drug application (“IND”) on CX-188, a wholly owned Probody therapeutic targeting PD-1, a clinically and commercially validated anti-cancer target.  The CX-188 IND was cleared by the FDA in November 2018.  Due to a recent program and portfolio prioritization, we have decided to indefinitely postpone clinical trials for CX-188.  We may elect to initiate clinical trials for CX-188 in the future.

We have also extended our Probody platform to the new and promising modality of T-cell engaging bispecific antibodies (“TCBs”).  TCBs are a highly potent therapeutic modality, designed to direct the activity of cytotoxic T-cells to tumors. TCBs such as Blincyto®, a CD19-directed TCB commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCBs for solid tumor indications is proving challenging. Due to their high potency, TCBs can target normal tissues with low antigen expression, resulting in significant on-target, off-tumor toxicity that can limit dosing to low levels. As a result, it has been difficult to reach the level of drug exposure required for efficacy without excessive toxicity. We believe that the Probody platform is potentially capable of localizing the activity of TCBs to the tumor microenvironment and avoid on-target, off-tumor toxicity.  Our most advanced program in the TCB modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific, which is currently in lead optimization stage, and partnered with Amgen.

Our broad Probody therapeutic technology platform and lead product candidates are supported by more than a decade of thorough scientific research and strong intellectual property. We are a leader in the emerging field of localizing antibody therapeutics to the tumor microenvironment, as evidenced by our patent estate of approximately 100 issued patents (some of which are co-owned with a third party) and 250 pending patent applications (some of which are co-owned with a third party). We also have an exclusive license from University of California, Santa Barbara (“UCSB”) to three patent families covering screening tools to identify masks and substrates.

The successful development of our product candidates involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. This is due to the numerous risks and uncertainties associated with the development of product candidates. If our Probody therapeutic technology and product candidates generally prove to be ineffective, unsafe or commercially unviable, it would have a material and adverse effect on our business, financial condition, results of operations and prospects.  See “Risk Factors” for a discussion of the risks and uncertainties associated with our product candidates and our research and development projects.

Our Corporate Strategy

We are utilizing our proprietary and differentiated Probody platform to develop a leading pipeline of novel, innovative anti-cancer therapies to improve the lives of people with cancer and to build a long-term, multi-product, commercial stage biotechnology company.  We aim to achieve this goal by:

•

Applying the Probody platform to discover and develop potentially differentiated, best-in-class monoclonal antibody-based cancer immunotherapies for which we believe we can make meaningful enhancements to the therapeutic window. Our wholly owned PD-L1 Probody therapeutic (CX-072) and partnered CTLA-4 Probody therapeutic (BMS 986249) are our most advanced programs in this class of targets.

•

Applying the Probody platform to discover and develop potentially first-in-class therapies against targets we believe could have therapeutic benefits within oncology but have not yet been drugged because of broad expression in healthy tissue.  Our wholly owned CD-166 Probody Drug Conjugate (CX-2009) and partnered CD-71 Probody Drug Conjugate (CX-2029) are our most advanced programs in this class of targets.

•

Applying our Probody platform to develop novel and improved combination therapies with the potential to improve outcomes for cancer patients.  For example, we are studying CX-072, our PD-L1 Probody therapeutic, in combination with the CTLA-4 inhibitor, Yervoy® in our ongoing Phase 1/2 clinical trial.

•

Applying our Probody platform to enable new potent therapeutic antibody and cell therapy formats, thereby positioning ourselves at the cutting edge of anti-cancer therapeutic research and development. For example, we are collaborating on a Probody therapeutic version of an EGFR-CD3 T-cell engaging Probody bispecific with Amgen.

•

Partnering with leading biopharmaceutical companies to access capital, additional resources and expertise, as well as increase the number of Probody therapeutic candidates being advanced into clinical trials.  To date, we have formed several strategic collaborations, including with AbbVie, Amgen, BMS, ImmunoGen Inc. (“ImmunoGen”) and others.

•

Accessing technologies or programs that can complement our Probody platform and our pipeline through licenses or acquisitions.  For example, in early 2019 we acquired certain linker-toxin and bispecific technologies from an affiliate of Astellas Pharma, Inc. to complement our Probody platform.

•	Fostering a unique culture of execution, alignment and accountability centered around our vision, mission and values.

Our Probody Platform

Localization of therapeutic antibody activity within disease tissue is of increasing interest in the biopharmaceutical industry due to the desire to maximize the activity of antibody-based drugs whilst reducing their toxicities. At CytomX, we call our approach to therapeutic antibody localization our Probody platform. A Probody therapeutic consists of three components: an active anti-cancer antibody, a mask for the antibody, and a protease-cleavable linker which connects the mask to the antibody. The mask is a peptide designed to disguise the active binding site of the antibody to prevent the therapeutic from binding to the target present on healthy tissue. Probody therapeutics are produced as a single protein by standard antibody production methodology. The following graphic depicts the three components of a Probody therapeutic:

Depiction of the structure of a Probody therapeutic and a protease interacting with the Probody to cleave the linker and activate the molecule

When a Probody therapeutic enters a tumor, it encounters proteases, which are enzymes that cleave proteins and have increased activity in the tumor microenvironment. The proteases in the tumor cleave the linker, releasing the mask and allowing the antibody to bind to the target on the tumor. The following graphic depicts the activation of a Probody therapeutic by proteases:

Depiction of how a Probody therapeutic is designed to enter the tumor microenvironment (left), be activated by protease cleavage to remove the mask (middle), thereby enabling the released antibody to bind to the tumor target (right)

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by multiple mechanisms, with only small amounts of extracellular protease activity being detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. Probody therapeutics are designed to be activated in this protease-rich tumor microenvironment, but not in healthy tissue where proteases are under tight control as depicted in the figure below:

Probody therapeutics are designed to remain masked and inactive in healthy tissue (right) but be unmasked and activated in diseased tissue, such as in tumors (left)

Probody therapeutics are designed to limit toxicity that can arise from the binding of an antibody to a target in healthy tissues while preserving biological activity in the tumor where it is desired. We and our partners have demonstrated the applicability of our Probody platform across multiple monoclonal antibody modalities, including cancer immunotherapy, ADCs, and T-cell-recruiting bispecifics.

We have designed protease-cleavable linkers so that several activated proteases within the tumor microenvironment can cleave them. Using this approach, we believe Probody therapeutics can be cleaved and activated by at least one protease across a large number of tumor types. This concept has been validated by the translational data that we have generated from clinical studies for our CX-072 and CX-2009 programs, which suggests that Probody therapeutics are sufficiently activated in the tumor microenvironment, and once activated, behave like the underlying parenteral antibody.  We have also presented initial clinical data for our CX-072 and CX-2009 programs that indicate that the Probody therapeutic remains sufficiently masked, and therefore inert, in systemic circulation.  These features of the Probody platform, now validated with clinical data, suggest that we can potentially develop differentiated therapies which can widen therapeutic window for validated targets such as PD-L1 and enable a therapeutic window for broadly expressed targets such as CD166.

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

•

Versatility across antibody modalities. We believe that our technology can be applied to most antibody-based therapies, including novel potent modalities like ADCs, T-cell-recruiting bispecific antibodies.

Our Lead Product Candidates

We are leveraging our Probody platform to build a leading pipeline of innovative and differentiated anti-cancer therapies. We currently retain worldwide development and commercialization rights to our two most advanced Probody therapeutics in the clinic, CX-072 and CX-2009.  In addition, we have multiple partnered development programs including BMS 986249, an anti-CTLA-4 Probody program with BMS, and CX-2029, an anti-CD71 PDC program in collaboration with AbbVie.

CX-072 (PD-L1 Probody therapeutic)

Overview and Limitations of Existing Therapies

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting PD-L1, a clinically and commercially validated cancer target.  The PD pathway consists principally of two targets: PD-1, which is typically expressed on T-cells, and PD-L1, which is typically expressed on the tumor cells as well as on healthy tissue. In healthy tissue, PD-1 and PD-L1 work together to negatively regulate immune response and maintain tolerance between the immune system and healthy tissue.  Tumors, however, upregulate PD-L1 to evade immune surveillance by the host’s immune system.  Therefore, development of antibodies against PD-1 and PD-L1 have become a key focal point in cancer drug development, with three PD-1 antibodies nivolumab (Opdivo™), pembrolizumab (Keytruda™), and cemiplimab (Libtayo™) and three PD-L1 antibodies atezolizumab (Tecentriq™), durvalumab (Imfinzi™), and avelumab (Bavencio™) approved as of February 2018, with many other PD pathway inhibitors in clinical development. In addition to assessment as single agents, PD-1 and PD-L1 antibodies have been studied extensively as the centerpiece of oncology combination therapies.  According to the Cancer Research Institute, as of November 2017, there were in excess of 1,000 combination studies ongoing with a PD-1 or PD-L1 therapeutic.

While inhibitors of the PD-L1 and/or PD-1 pathway offer the potential for clinical benefit in patients with a wide-variety of cancer types, there are a number of risks imposed by administration of these agents.  According to U.S. Labels for Opdivo, Keytruda, Tecentriq, Bavencio, and Imfinzi, the most common side effects (defined as either >15% or >20%, depending upon the agent) that were observed with commercially available anti-PD-L1 and anti-PD-1 agents include: fatigue, decreased appetite, nausea, vomiting, diarrhea, dyspnea, constipation, cough, musculoskeletal pain, back pain, abdominal pain, arthralgia, urinary tract infection, upper respiratory tract infection, peripheral edema, infusion-related reaction, rash, asthenia, pruritus, headache, and pyrexia.

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

We believe that a locally activated Probody therapeutic targeting PD-L1 has the potential to maintain the anti-tumor activity of the PD pathway blockade whilst reducing the autoimmunity that results from blocking such pathway systemically.  As such, we believe that CX-072 has the potential to enable combination therapies that cannot be appropriately dosed because of synergistic toxicity, and ultimately that CX-072 may have the potential to play an important role in combination PD therapy.  CX-072 may also ultimately prove to be a safer monotherapy than existing PD inhibitors which could have specific applications in certain clinical settings.

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

We completed extensive preclinical testing comparing either CX-072 or a surrogate PD-L1 Probody therapeutic to its antibody parent, the results of which are reflected in in the figure below:

4.

Comparison of PD-L1 Probody therapeutic versus antibody parent

In this experiment, CX-072 (shown in blue) demonstrated similar anti-tumor activity as its underlying antibody parent in traditional mouse syngeneic tumor models (as illustrated in Figure A). In addition, CX-072 concentrated in the tumor similarly to the parental antibody (as illustrated in Figure B). Figure C demonstrates the potential for CX-072 to avoid the activation of systemic autoimmunity using the non-obese diabetic (“NOD”) mouse model as an experimental system. NOD mice are bred to develop spontaneous autoimmune diabetes, which is exacerbated by systemic inhibition of the PD-1 pathway.  As expected, a single dose of the PD-L1 antibody (shown in green) resulted in more than half of the treated mice developing diabetes, while mice treated with the same dose of the Probody therapeutic (shown in blue) remained diabetes free. As Figure D shows, the antibody saturated circulating, peripheral T-cells at a low concentration, while binding of the Probody therapeutic was significantly reduced. The differentiated profile that we observed in these preclinical data, along with the results of our GLP toxicity study, supported our decision to advance CX-072 into clinical trials following the clearance of an IND application by the FDA.

Our PROCLAIM Clinical Trial Design and Umbrella Protocol

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

PROCLAIM-CX-072 Clinical Program

PROCLAIM-CX-072 is evaluating tolerability and preliminary antitumor activity of multiple doses of CX-072 as a monotherapy or as a combination therapy with ipilimumab (BMS’ Yervoy) or vemurafenib (Roche’s Zelboraf) in patients with advanced, unresectable solid tumors or lymphoma.  The figure below describes the design and status, as of February 2019, for PROCLAIM-CX-072.

Design of the PROCLAIM-CX-072 Phase 1/2 clinical trial

Monotherapy and Ipilumumab Combination Dose Escalation Clinical Data

Enrollment of Part A1, A2, and Part B of the PROCLAIM-CX-072 clinical study began in 2017.  The primary goals of Part A, A2, and B were to explore and validate the clinical performance and potential of the Probody as described in the figure below, namely, to demonstrate that the Probody therapeutic:

1.	Demonstrates anti-cancer activity in a range of tumor types
2.	Results in an improved safety profile, particularly in combination with other anticancer agents
3.	Is activated in the tumor tissue
4.	Is masked in systemic circulation

Key elements of the Probody platform validated to date in PROCLAIM-CX-072

Initial clinical data from PROCLAIM-CX-072 were presented at the American Society of Clinical Oncology (“ASCO”), the European Society of Medical Oncology (“ESMO”) and the Society for Immunotherapy of Cancer (“SITC”) in 2018 and at the CytomX R&D Day in 2019.  Part A enrolled patients who were PD agent naïve and were either ineligible to receive or did not have access to PD-1 or PD-L1 agents for their disease.  We did not pre-select patients based on their PD-L1 status in this arm.  As such, we enrolled a broad range of tumor types in Part A, including patients with tumors that were not necessarily expected to respond to PD-L1 therapy.  Part A2 of the clinical trial also enrolled patients with a broad range of cancer types, with enrollment restricted to those patients whose tumors are PD-L1 positive based on the commercially available DAKO assay.  As with Part A, the tumor types enrolled into Part A2 were not necessarily expected to respond to CX-072.  Part A2 also required mandatory collection of tumor biopsies from patients which were analyzed as part of our translational program.  Part B was designed to evaluate CX-072 in combination with ipilumumab, a CTLA-4 antibody commercialized by BMS.   Part C was designed to evaluate CX-072 in combination vemurafenib, a BRAF inhibitor commercialized by Roche.  We aim to present preliminary data from Part C in 2019.

Anti-Cancer Activity – Results of Dose Escalation

Preliminary monotherapy dose escalation data, shown in the figure below, describes the activity of CX-072 as a single agent.  This waterfall plot, presented at ESMO and developed with an August 3, 2018 data cut, shows that among 38 evaluable patients who received CX-072, objective responses by Response Evaluation Criteria in Solid Tumors (“RECIST”) version 1.1 were observed in 3 (8%) patients, all treated at doses greater than or equal to 3 mg/kg: PD-L1 negative triple negative breast cancer (confirmed partial response (cPR); 10 mg/kg), thymic cancer (unconfirmed partial response (“uPR”); 3 mg/kg), and cervical cancer (uPR; 10 mg/kg).  Stable disease was observed in 15 (39%) patients for an overall disease control rate of 47%. For the 18 patients who received CX-072 doses greater than or equal to 3 mg/kg, objective responses were observed in 3 of 18 patients (17%) and the disease control rate was 61%. Decreased target lesions were observed in 14 of 37 patients (38%) of all evaluable patients with measurable disease at baseline and in 10 of 17 patients (59%) of the subset of patients who received doses greater than or equal to 3 mg/kg of CX-072.

Waterfall Plot from PROCLAIM-CX-072 (Data Cut-off August 3rd 2018)

At the CytomX R&D Day in February 2019, we presented follow-up data from the dose escalation, focusing on doses greater than or equal to 3 mg/kg in the dose escalation study as of a February 6, 2019 data cut, as shown below.  Of 24 efficacy evaluable patients treated with doses greater than or equal to 3mg/kg of CX-072, 4/24 (17%) objective responses were observed, including 1 confirmed partial response, 2 unconfirmed partial responses in patients who are no longer on study and 1 unconfirmed partial response in a patient whose confirmation scan is pending.  Additionally, 12 (50%) patients demonstrated tumor shrinkage or no change.  From these results, we can conclude that CX-072 has anti-cancer activity.

Waterfall Plot from PROCLAIM-CX-072 at doses ≥ 3 mg/kg (Data Cut-off February 6, 2019)

Following thorough analysis of data from Parts A and A2, we selected 10 mg/kg as the dose for initial Part D cohort expansion studies, which we initiated in 2018.  This dose was chosen because:

•	We observed anti-cancer activity at and below 10 mg/kg in our dose escalation studies
•	The 10 mg/kg dose of CX-072 has a favorable safety profile (described below)

•	Translational data suggests that, at this dose, more than 98% of PD-L1 receptor in the tumor is occupied by CX-072
•

All patients treated at the 10 mg/kg dose achieved and maintained targeted drug exposure. Moreover, satisfactory drug exposure was achieved regardless of whether patients showed evidence of anti-drug antibodies (observed in 8 of 13 patients as of December 2018)

Part B of PROCLAIM-CX-072 was designed to assess the combination of CX-072 with ipilimumab dosed at its full labeled dose (3 mg/kg every 3 weeks for four cycles).  We have also explored higher doses of ipilimumab in Part B.

Preliminary clinical data from Part B of PROCLAIM-CX-072 is shown in the figure below.  As of the February 6, 2019 data cutoff for CytomX R&D Day, of 19 patients evaluable for efficacy, four (21%) patients experienced confirmed objective responses. Three of the four confirmed responses remained on drug as of the data cutoff, including 1 confirmed complete response (82 weeks) and 2 confirmed partial responses (59 and 64 weeks).

Duration of Response in Patients Treated with CX-072 + ipilimumab

Anticancer Activity – Preliminary Results of Monotherapy Cohort Expansions

In 2018, we initiated monotherapy cohort expansions studies (Part D of PROCLAIM-CX-072) in eight distinct cancer types: undifferentiated pleiomorphic sarcoma, thymic epithelial cancer, triple negative breast cancer (TNBC), anal squamous cell cancer (SCC), cutaneous squamous cell cancer (cSCC), Merkel cell tumor, small bowel carcinoma and cancers with high tumor mutational burden.  At the CytomX R&D Day in February 2019, we presented initial clinical data in the four of those eight indications: cSCC, TNBC, SCC and UPS. As the waterfall below shows, preliminary data from 34 efficacy evaluable patients showed a preliminary pattern of anti-cancer activity generally consistent with historical data for other PD inhibitors.

Percent Change from Baseline in Sum of Target Lesion Measurements, by Cancer Classification in Part D.  + denotes PD-L1 positive, defined as tumor proportion score ≥1% of membranous staining based on DAKO PD-L1 IHC 22C3 pharmDx

Improved Safety Profile

Of 50 patients evaluable for safety in the four cancers (TNBC, UPS, Anal SCC, cSCC) tested as of the data cutoff date for Part D, CX-072 as monotherapy was generally well tolerated, with 21 (42.0%) patients experiencing a Grade 3/4 treatment-emergent adverse event (TEAE), 2 (4%) patients experiencing a Grade 3/4 treatment-related adverse events (TRAE), 2 (4%) patients experiencing a Grade 3/4 immune-related adverse events (irAE) and no discontinuation for treatment-related toxicity. These data compare favorably to historical controls where the rate of Grade 3/4 TRAEs in patients receiving PD-pathway inhibitors and TRAEs leading to discontinuation are 15% and 8%, respectively.

Combining a PD pathway inhibitor with another anti-cancer agent often results in significantly greater toxicity than monotherapy alone.  One example of such synergistic toxicity is the combination of nivolumab (a PD-1 inhibitor marketed by Bristol Myers Squibb as Opdivo) and ipilimumab.  According to data reported in the New England Journal of Medicine (Larkin et al., NEJM, July 2015), combination of nivolumab at 1 mg/kg and ipilimumab at 3mg/kg resulted in Grade 3/4 TRAEs in 55% of the patients treated and drug discontinuations in 36% of the patients treated.

In Part B of PROCLAIM-CX-072, we tested doses of CX-072 from 0.3 mg/kg to 10 mg/kg with a combination of ipilimumab at 3 mg/kg.   The maximum tolerated dose (MTD) was defined as the combination of 3 mg/kg of ipilimumab and 10 mg/kg of CX-072.  Of the 27 patients treated with CX-072 in combination with ipilimumab, all with the full ipilimumab dose of 3 mg/kg or above, the combination was generally well tolerated. As of the February 6, 2019 data cutoff, 14 (51.9%) patients reported a Grade 3/4 TEAE and 7 (26%) patients reported a Grade 3/4 TRAE. No patients experienced a Grade 3/4 irAE in the 3 mg/kg ipilimumab plus 10 mg/kg of CX-072 arm. These data generally compare favorably with historical controls described above.

Activation of CX-072 in Tumor Tissue

The efficacy of CX-072 described above suggests that the molecule is active in the tumor microenvironment.  To further explore the activation of CX-072 in patient tumors, we developed several proprietary assays to measure Probody mask removal in the tumor.  Biopsies were obtained from a subset of PROCLAIM-CX-072 patients during screening at either 3-5 days after the first dose or after 4-6 weeks of CX-072 therapy. The presence of protease activity, CX-072 cleavage and activation, and measures of biological activity were assessed within tumors.

Results showed that protease activity was detected in the majority of patient biopsy samples (15 of 18 (83%)). Further, CX-072 was cleaved and activated within tumors, with the total amount of activated CX-072 increasing with dose.  Doses of ≥ 3 mg/kg of CX-072 were estimated to achieve ≥ 98% PD-L1 target occupancy in patient tumors and attained concentrations that are associated with efficacy in a preclinical model. 7 of 12 evaluable patient biopsies showed an increase in tumor infiltration of CD8+ T cells, consistent with the inhibition of the PD-1/PD-L1 signaling pathway.

Stability of CX-072 in Systemic Circulation

Probody therapeutics are designed to be masked and therefore inert outside of the tumor microenvironment.  Through proprietary assays that CytomX have developed, we are able to measure the proportion of Probody that is intact and therefore masked in systemic circulation.  Results from a preliminary single-dose pharmacokinetic analysis of single-agent CX-072 suggest that, as designed, CX-072 circulates predominantly as the intact masked prodrug across all dose levels (for example, 96% intact at 30 mg/kg). Further, CX-072 is only minimally influenced by target mediated drug disposition at low doses, suggesting that masking is effective in blocking interaction with PD-L1 in the periphery.

Taken together, the clinical data for CX-072 available as of February 6, 2019 support the Probody therapeutic hypothesis and underscore that Probody therapeutics may have a unique molecular and clinical pharmacology that has the potential to translate into significant benefits for cancer patients.

CX-2009 (CD166 Probody Drug Conjugate) Program

Our second most advanced product candidate is CX-2009, a wholly owned Probody Drug Conjugate directed against CD166, a novel and difficult to drug target. Probody Drug Conjugates are unique, CytomX-designed Probody therapeutic versions of a class of drugs called Antibody Drug Conjugates (ADCs), which are antibodies that have been conjugated to a small molecule cytotoxic agent via a labile chemical linker.  Several ADCs have been approved for the treatment of cancer in the United States and elsewhere, including Kadcyla™, which targets HER2 positive metastatic breast cancer, and Adcetris™, which targets CD30 in Classical Hodgkin Lymphoma.  To avoid target-related toxicity, traditional ADCs have historically been limited to targeting proteins that are expressed highly in tumors, but that are also absent or poorly expressed in healthy tissues. Very few cancer-associated proteins have this desired profile.  Because our Probody therapeutics are designed to minimize binding of potent anti-cancer therapy to normal tissues, we believe we can address a new class of targets with attractive features that were previously unsuitable because of expression on normal tissues. We have a broad research program at CytomX aimed at discovering and validating this new class of targets and CD166 is the first such target for which we advanced a PDC product candidate into clinical trials.  CD166 is highly and homogenously expressed in multiple different tumors types, which makes it an attractive target for a Probody drug conjugate therapeutic; however, the high expression of CD166 on normal tissues makes this a difficult target to drug with a traditional ADC.  CX-2009 is our Probody therapeutic directed to CD166 and conjugated to a cytotoxic agent. CX-2009 is currently in the dose escalation portion of a Phase 1/2 study that we call PROCLAIM-CX-2009.

CX-2009 Pre-Clinical Data

CX-2009 is derived from a CytomX discovered and humanized CD166 antibody that exhibits high affinity binding to CD166.  Using our proprietary technology, we used this antibody to engineer a Probody therapeutic targeting CD166 that is designed to be masked when active proteases are absent but can be specifically activated by any one of several different tumor-associated proteases.  Furthermore, through our license with ImmunoGen, we have gained access to the potent microtubule inhibiting payload DM4 which we conjugated to the anti-CD166 Probody, resulting in CX-2009; a Probody Drug Conjugate designed to bind to CD166 specifically in the tumor microenvironment.

We have completed multiple preclinical efficacy studies for CX-2009 and demonstrated tumor regressions at doses that we believed may be achievable in clinical trials. Preclinical efficacy data along with immunohistochemical staining (IHC) that demonstrates high expression of CD166 in these tumors, is shown in the figures below. In these figures, tumor growth curves are shown in mice-bearing HCC1806 xenograft tumors (triple negative breast cancer), H292 xenograft tumors (lung cancer), or an Ovarian patient-derived tumor model.  Mice treated with CX-2009 (squares) are compared to either a control without treatment (circles) or an ADC to CD166 (triangles).  The figures indicate that CX-2009 led to greater tumor growth regression than control, and similar tumor growth regression as the ADC.

Examples of pre-clinical anti-tumor activity of a CD166-directed ADC (red) and CX-2009 (blue) in mouse models

Doses of CX-2009 up to 15 mg/kg were tested in non-human primate toxicology studies.  The findings were consistent with the off-target, non-specific toxicity typically seen with other DM4-based ADCs that target other proteins. CX-2009 was advanced into human clinical trials on the basis of the anti-tumor activity and safety and tolerability observed in these preclinical studies and the clearance of an IND application by the FDA.

PROCLAIM-CX-2009 Clinical Program

PROCLAIM CX-2009 is an ongoing Phase 1/2 clinical trial evaluating the tolerability and preliminary antitumor activity of CX-2009 as a monotherapy, which we initiated in June 2017.    We are focusing this study in seven tumor types that have high CD166 expression: breast carcinoma, castration-resistant prostate carcinoma, cholangiocarcinoma, endometrial carcinoma, epithelial ovarian carcinoma, head and neck squamous cell carcinoma and non-small cell lung carcinoma.  The figure below describes the design and status of PROCLAIM-CX-2009.

Design and status of PROCLAIM-CX-2009 Phase 1/2 clinical trial

CX-2009 Target Levels in Cancer Patients

As part of our patient screening in PROCLAIM-CX-2009, we are evaluating the expression of CX-2009 across cancer patients.  Of the 250 patients screened as of January 28, 2019, 167 had tumor biopsies where at least 50% of the biopsied cells expressed 3+ membrane expression of CD166, validating the high and homogenous expression of the target in cancer patients.

Initial Clinical Results

As of the February 6th, 2019 data cutoff for the CytomX R&D day, 76 patients were treated at doses ranging from 0.25 to 10 mg/kg of CX-2009 every 3 weeks.  Preliminary data from 46 efficacy evaluable patients demonstrated evidence of anti-cancer activity observed at doses of greater than or equal to 4 mg/kg. Tumor shrinkage was observed in 16 (34.8%) patients in multiple tumor types with 5 unconfirmed partial responses (2 each in ovarian and breast cancers and one in head and neck cancer). Of note, comparable levels of anti-cancer activity was observed in patients who were PD-pathway inhibitor naive or resistant, respectively.  The graph below shows the activity of CX-2009 at doses of 4 mg/kg and higher.

CX-2009 was generally well tolerated and the MTD was not reached.  As of the February 6, 2019 data cut off, with 47 (61.8%) patients experiencing a Grade 3/4 TEAEs and 23 (30.3%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders. Dose optimization is underway to further to inform dose selection. Ocular toxicity prophylaxis has been introduced to this dose optimization phase.

Collaboration Product Candidates in the Clinic

We are actively developing additional Probody therapeutics in the clinic in collaboration with other companies.

BMS-986249, a CTLA-4 Probody Therapeutic in Collaboration with BMS

As part of our strategic oncology collaboration, BMS has advanced BMS-986249, a CTLA-4 Probody therapeutic, into a Phase 1/2 clinical trial.  CTLA-4 is an immune checkpoint protein involved in regulating T-cell activation. BMS is currently marketing a CTLA-4 monoclonal antibody, Yervoy®, that has been approved for the treatment of unresectable or metastatic melanoma. CTLA-4 antibodies have been shown to lead to T-cell activation towards tumor antigens, which is the basis for its anti-tumor effect, and towards self-antigens, which may be the basis for the autoimmune toxicities associated with CTLA-4 antibodies therapies. The FDA approval for ipilimumab has a black box warning about potential severe and fatal immune-related adverse events. We believe that our CTLA-4 Probody therapeutic may be able to effectively localize the CTLA-4 antibody activity to the tumor microenvironment, thereby limiting systemic toxicities normally seen with Yervoy. We believe that BMS is the optimal strategic partner for our CTLA-4 Probody therapeutic given their expertise in cancer immunotherapy and their success with Yervoy.

At various scientific congresses in 2017 and 2018, BMS presented pre-clinical efficacy and safety data on BMS-986249.  For example, at the 2018 Keystone Drugs as Antibodies Conference, BMS scientists presented preclinical efficacy data that showed that BMS-986249 demonstrates comparable anti-tumor activity to ipilumumab in preclinical models.  At the Society of Immunotherapy of Cancer meeting in 2017, BMS scientists presented preclinical data that showed that cynomologous monkeys treated with BMS-986249 demonstrated reduced peripheral T-cell activation compared to ipilumumab.

In addition, BMS scientists presented data on the toxicity profile BMS-986249 and ipilumumab at the AACR-EORTC-NCI meeting in 2017. BMS scientists concluded that the highest non-severely toxic dose (“HNSTD”) of BMS-986249 was 50 mg/kg, while the HNSTD of ipilumumab was determined to be 10 mg/kg. The efficacy data, along with the peripheral T-cell activation data and the widened safety window suggests that BMS-986249 has the potential to widen the therapeutic window of ipilumumab. BMS-986249 is currently in a Phase 1/2 clinical study that is being conducted by BMS.

CX-2029, a CD71 Probody Drug Conjugate in Collaboration with AbbVie

We are collaborating with AbbVie on the development of CX-2029, a CD71 Probody Drug Conjugate (“CD71-PDC”).  CD71, also known as transferrin receptor 1 (“TfR1”), is a protein that is essential for iron uptake in dividing cells, is highly expressed in a number of solid and hematologic cancers and has attractive molecular properties for efficient delivery of cytotoxic payloads to tumor cells. The combination of high expression in tumors and ubiquitous expression in normal tissues makes CD71 a difficult target for conventional ADCs, but potentially a good candidate for development of PDCs.

In preclinical efficacy models, we have demonstrated that CX-2029 is highly efficacious in many cell line and patient-derived xenograft models that represent many different cancer types.  In our pre-clinical assessment of CD71-PDCs, we assessed activity in 42 pre-clinical models. We observed tumor regression or stasis in 30 of 42 models (71%) and tumor growth inhibition in 10 of 42 models (24%), demonstrating a wide-ranging pre-clinical anti-tumor activity profile for CD71-PDCs

We have also compared the toxicity profile of a CD71 Antibody Drug Conjugate (“CD71-ADC”) to a CD71-PDC. As the figure below shows, a single dose of the CD71-ADC resulted in a significant decrease in the number of neutrophils, a type of infection-fighting cell, in the blood in cynomologus monkeys (squares), while the CD71-PDC at the same dose did not (triangles).

Neutrophil counts in monkeys treated with CD71 ADC or PDC

Taken together, we believe that CX-2029 has the potential to create a therapeutic window for a CD71 targeting therapeutic.  CX-2029 is currently being studied in a Phase 1/2 clinical trial (PROCLAIM-CX-2029) that is being conducted by CytomX.

Preclinical Product Candidates

We are actively pursuing the application of our Probody platform technology to multiple other product candidates. These include other product candidates directed against other immunotherapy targets, additional first-in-class PDC product candidates, and T-Cell Engaging bispecific product candidates. Below are selected examples of product candidates that we are pursuing.

CX-188, PD-1 Probody Therapeutic

We have advanced CX-188, our wholly-owned PD-1 Probody therapeutic to the clinical stage.  PD-1 is the receptor for the PD-L1 ligand responsible for inhibiting T-cell activation. It is the target for various immuno-oncology products, including nivolumab (Opdivo) and pembrolizumab (Keytruda).  As with PD-L1, inhibiting PD-1 elicits T-cell anti-tumor responses in a variety of different cancers, and also induces systemic autoimmunity and toxicity. In 2018 we filed an IND for CX-188 and the IND was cleared by the FDA in November 2018.   We have decided to indefinitely postpone clinical trials for CX-188 due to program and portfolio prioritization.  We may elect in the future to initiate clinical trials for CX-188.

Probody T-Cell Engaging Bispecific Platform

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

Cytotoxicity of HT-29 tumor cells induced by unmasked, active EGFR-CD3 bispecific antibody (red) and by masked EGFR-CD3 bispecific Probody therapeutic (blue). An inactive control is shown in blue squares

However, in established tumor models, we have demonstrated that Pb-TCBs can induce tumor regressions. As the figure below shows, in the HT29 xenograft model, the Pb-TCB at 0.5 mg/kg (open squares) demonstrated significant anti-tumor activity, and at 1.5 mg/kg (closed squares) was able to induce complete tumor regression. A control treated with inactive PBS buffer (“PBS”) is also shown (circles).

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

Taken together, we believe our Probody Platform has the potential to enable the development of T-cell engaging bispecific therapeutics against broadly expressed targets such as EGFR.  Our EGFR-CD3 Pb-TCB program is partnered with Amgen, and as of February 2019, is in the pre-clinical lead optimization stage.

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

AbbVie Ireland Unlimited Company

In April 2016, we entered into two agreements with AbbVie, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, we and AbbVie are co-developing CX-2029, a Probody Drug Conjugate (“PDC”) against CD71, and we are responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies.  We will assume 35% of the net profits or net losses related to later development unless we opt-out. If we opt-out from participation of co-development of CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CX-2029.

Under the CD71 Agreement, we received an upfront payment of $20.0 million in April 2016, and we are eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if we participate in the co-development of the CX-2029 subject to a reduction in such royalties if we opt-out from the co-development of the CD71 PDC. Our share of later stage co-development costs for CX-2029 is capped, provided that AbbVie may offset our co-development cost above the capped amounts from future payments such as milestone payments and royalties.

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

Amgen, Inc.

In September 2017, we entered into a Collaboration and License Agreement (the “Amgen Agreement”) with Amgen. Pursuant to the Amgen Agreement, we received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, Amgen purchased 1,156,069 shares of our common stock for $20.0 million.

Under the terms of the Amgen Agreement, we and Amgen are co-developing a Probody T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). We are responsible for early-stage development of EGFR Products and all related costs (up to certain pre-set costs and certain limits based on clinical study size). Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, we will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which we would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If we exercise our EGFR Co-Development Option, we will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If we choose not to exercise our EGFR Co-Development Option, we will not bear any costs of later stage development.  We are eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double digit to mid-teen percentage of worldwide commercial sales, provided that if we exercise our EGFR Co-Development option, we shall only receive royalties in the low-double digit to mid-teen percentage of commercial sales outside of the United States.

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. We and Amgen will collaborate in the research and development of Probody T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by us, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, we are eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties.

We have the option to select, from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell engaging bispecific product from the Amgen pre-clinical pipeline.  We will be responsible, at our expense, for converting this program to a Probody T-cell engaging bispecific product, and thereafter, be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

Bristol-Myers Squibb Company

In May 2014, we and BMS entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using our Probody therapeutic technology.

Under the terms of the BMS Agreement, we granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets, two of which were selected upon the execution of the BMS Agreement.  Pursuant to the BMS Agreement, we received an upfront payment of $50.0 million and were initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million in development, regulatory and commercial milestone payments, which can be reduced by any such payments received or by any termination of targets being pursued. We are entitled to royalty payments in the mid-single digit to low double digits percentage from potential future sales. We also receive research and development service fees.  BMS has terminated certain targets from the BMS Agreement, as described below.

In January 2016, BMS selected the third target pursuant to the BMS Agreement and paid us $10.0 million. In December 2016, BMS selected the fourth and its final target pursuant to the BMS Agreement and paid us $15.0 million.  In December 2016, BMS selected BMS-986249, a CTLA-4 Probody therapeutic, as a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to us. In November 2017, BMS received acceptance of the IND for BMS-986249 from the FDA, which triggered a $10.0 million milestone payment to us.

In March 2017, we and BMS entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “Amendment”). The Amendment grants BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets.

Under the terms of the Amendment, we will continue to collaborate with BMS to discover and conduct preclinical development of Probody therapeutics against targets selected by BMS.

Pursuant to the Amendment, we received an upfront payment of $200.0 million and we will be eligible to receive up to an aggregate of $3,586.0 million as follows: (i) up to $116.0 million in development milestone payments per target or up to $928.0 million if the maximum of eight targets are selected for the first product modality; (ii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $992.0 million if the maximum of eight targets are selected for the first product modality; (iii) up to $60.0 million in sales milestone payments per target or up to $480.0 million if maximum of eight targets are selected for the first product modality; and (iv) up to $56.3 million in development milestone payments or up to $450.0 million if the maximum of eight targets are selected for the second product modality; (v) up to $62.0 million in milestone payments for the first commercial sale in various territories for up to three indications per target program or up to $496.0 million if the maximum of eight targets are selected for the second product modality; (iii) up to $30.0 million in sales milestone payments per target or up to $240.0 million if maximum of eight targets are selected for the second product modality. We are also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales.

In January 2019, BMS provided us notification of termination of three of the targets in the BMS Agreement.  We are still in the process of evaluating the related financial impact.  The termination of these targets does not affect BMS-986249, which, as of February 2019, continues to be explored in a Phase 1/2 clinical study that is being conducted by BMS.  The termination of these targets also does not affect the Amendment, which remains in full force and effect.

ImmunoGen, Inc.

In January 2014, CytomX and ImmunoGen entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provides us with the right to use ImmunoGen’s ADC technology in combination with our Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. Under the agreement, we provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs.  In February 2016, we exercised our option to obtain a development and commercialization license for CX-2009 pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”).  In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for the first of its two targets. ImmunoGen discontinued this program in July 2017 and substitution rights for this program terminated in February 2017. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target, epithelial cell adhesion molecule (EPCAM), in December 2017 and continues research work on this program.

Under the terms of the ImmunoGen Research Agreement, both we and ImmunoGen were required to perform research activities on behalf of the other party for no monetary consideration. Each party is solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement.  In consideration for the ImmunoGen 2017 License, we are entitled to receive up to $30.0 million in development and regulatory milestone payments per the research program target, up to $50.0 million in sales milestone payments per target and royalties in the mid-single digit percentage on the commercial sales of any resulting product. In consideration for the CX-2009 License, ImmunoGen is entitled to receive up to $60.0 million in development and regulatory milestone payments, up to $100.0 million in sales milestone payments and royalties in the mid to high single digits percentage on the commercial sales of any resulting product. In August 2017, we made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009.

Pfizer PDC Collaboration

In May 2013, we entered into a collaboration with Pfizer for up to four targets which was terminated in March 2018.

Manufacturing

Our Probody therapeutic candidates are designed to be produced as fully recombinant antibody prodrugs. Our Probody therapeutic candidates are also designed to maintain the manufacturability benefits of antibodies and leverage well established technologies used for antibody production. We conduct cell line development and process development both in-house and in collaboration with contract development and manufacturing organizations (“CMO”). CMOs are responsible for manufacturing of drug substance and clinical drug product materials.

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

To date, we have been able to successfully manufacture CX-072, CX-2009 and CX-2029 for our ongoing early stage clinical trials.  However, in order to conduct later stage clinical trials of our product candidates, including CX-072, CX-2009 and CX-2029, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for large drug manufacturing capability and to increase the term of stability for CX-072 drug product for late stage clinical trials and commercialization.  However, we may have to start late stage trials with our early clinical trial drug product and switch to the late stage or commercial drug product mid trial.  In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with the late stage or commercial material to assure comparability between the earlier trial material and the late stage or commercial material.  Changing the formulation and scale up process is a complicated and difficult task.   While we believe we can complete the process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are unable scale up our manufacturing capabilities with respect to CX-072 or any of our other product candidates, increase the life of drug stability of CX-072 or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize CX-072 or such other product candidates in a timely manner or at all.

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For example, for each of CX-072 CX-2009 and CX-2029, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the CX-2009 program.  We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. To date, the manufacturing transfer process is still ongoing and has not yet been completed. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer or that the transfer will be successful.

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

License from ImmunoGen

In February 2016, we exercised our option to obtain a worldwide, exclusive, sublicensable license from ImmunoGen for development and commercialization of products directed against the target selected by us under our research collaboration agreement with ImmunoGen. See the description of the license agreement set forth under the caption “Our Collaborations—ImmunoGen, Inc.” in this Item 1 of this Annual Report on Form 10-K.

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

Masking and conditional activation:  Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Harpoon, Maverick Therapeutics, Pandion Therapeutics, Revitope, and Roche are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform.

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

Antibody drug conjugates: Several large pharmaceutical companies, such as AbbVie, Daiichi Sankyo, Pfizer, Roche, and Takeda are developing ADCs.  Three mid-sized companies, ImmunoGen, Seattle Genetics, and Immunomedics are also leaders in this space.  Finally, numerous small companies have ongoing efforts in the space.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody therapeutic technology, platform and product candidates. Our patent portfolio as of February 15, 2019 contains at least 100 issued patents (some of which are co-owned with a third party) and 250 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

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

In addition, we have exclusively licensed a patent portfolio of patent families from UCSB patents and patent applications that cover compositions and methods related to screening for and identification of masks and protease-cleavable linkers that we incorporate into our Probody therapeutics.

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

Our currently issued patents will likely expire on dates ranging from 2028 to 2035, unless we receive patent term extension or adjustment as might be available under applicable law. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2039, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

All of our patents and patent applications are subject to risks and uncertainties under U.S. and foreign law. For a more comprehensive discussion of risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

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

A pivotal study is a clinical study that adequately meets regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are also Phase 3 studies but may be Phase 2 studies if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need. Human clinical trials are inherently uncertain, and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. Additionally, for both NDA and BLA products, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

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

Within 60 days following submission of the application, the FDA reviews a BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA or NDA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and in the case of an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Finally, in some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing therapeutic pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, therapeutic candidates launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Employees

As of December 31, 2018, we had 137 full-time employees and 2 part-time employees. Of these employees, 102 were primarily engaged in research and development activities.

Corporate Information

Our operations commenced in February 2008 when our predecessor entity was formed. We were incorporated in Delaware in September 2010. We maintain our executive offices at 151 Oyster Point Blvd., Suite 400, South San Francisco, California 94080, and our main telephone number is (650) 515-3185.

We were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.  Based on our public float at June 30, 2018, we ceased to be an emerging growth company at December 31, 2018 and, accordingly, we are required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting for our 2018 Annual Report on Form 10-K.

We view our operations and measure our business as one reportable segment operating in the United States. See Note 2 to our audited financial statement included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to PART II. Item 6 of this Annual Report on Form 10-K.

Our research and development expenses were $103.9 million, $92.3 million and $54.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

PART II – OTHER INFORMATION

Item 1A.Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual  Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales.  We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2018, and December 31, 2017, we had an accumulated deficit of $315.0 million and $219.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, our candidate directed against PD-L1, CX-2009, our PDC candidate directed against CD-166, CX-2029, and our PDC candidate directed against CD71 in collaboration with AbbVie Inc., and as we advance into later trials and new trials for other programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2018, we had $436.1 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we advance into later trials and new trials for other programs. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. We commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017. We also initiated our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017, and initiated our Phase 1/2 clinical trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie, for cancer in June 2018. In addition, Bristol-Myers Squibb Company (“BMS”) commenced enrollment of a Phase 1/2 clinical trial for BMS-986249, a Probody therapeutic directed against CTLA-4, in 2018.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, CX-2029 and BMS-986249 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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
•

reaching agreement on acceptable terms with prospective contract research organization (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

We could find that the therapeutics we or our collaborators pursue are not safe or efficacious or that the safety.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072, CX-2009and CX-2029). For example, in June 2018 we announced initial clinical data on CX-072 at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) and in February 2019 we announced updated clinical data regarding CX-072 and our first clinical data on CX-2009. While CX-072 has generally been well tolerated to date, there can be no guaranty that unexpected adverse events will not occur later in this trial or in other trials involving our product candidates or the product candidates of our collaborators. The data described at ASCO show that the administration of monotherapy CX-072 was well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. However, Grade 3/4 TRAEs were reported in two patients (neutropenia and thrombocytopenia in a patient with thymic cancer (3 mg/kg) and transaminase elevation in a patient with breast cancer (30 mg/kg)) but both events were successfully managed with therapeutic intervention including steroids and discontinuation of CX-072.  In addition, the results showed that the administration of CX-072 in combination with ipilimumab was well tolerated with the majority of TRAEs as Grade 1/2.  Of the 16 treated patients, five (31%) reported a Grade 3/4 TRAE, a rate similar to that reported previously for 3 mg/kg ipilimumab monotherapy. These events included: Grade 3 colitis (n=1), Grade 3 dyspnea/pneumonitis (n=1), Grade 3 headache/Grade 3 hyponatremia (n=1), and Grade 3 amylase/Grade 4 lipase (n=1).  A Grade 3 TRAE in one patient was designated as non-treatment related post data cutoff. A dose limiting toxicity of Grade 3 dyspnea was reported in one patient. On October 22, 2018, we presented follow-up data at the 2018 Annual Meeting of the European Society of Medical Oncology in Munich, Germany.  In this presentation, we also disclosed initial data on immune related adverse events (irAE) and infusion related reactions (IRR).  Of the 46 patients treated, 3 (7%) developed Grade 3/4 irAEs and 2 (4%) developed Grade 3/4 IRRs.  Of the 20 patients treated in the combination with ipilimumab, 2 (10%) developed Grade 3/4 irAEs and 0 (0%) developed Grade 3/4 IRRs.

In February 2019, we announced updated data on the ongoing monotherapy clinical trial for CX-072 focused on our dose expansion cohort of 10 mg/kg.  While the safety data we reported at 10 mg/kg is trending toward a similar or better profile than data presented previously, that rate may change with time as more patients are enrolled in the ongoing studies. We also reported at the 10 mg/kg dose an anti-drug antibody (“ADA”) rate of approximately 62%, The rate across all dose levels, including lower dose levels in our trial, is approximately 77% at the data cutoff.  We do not believe this ADA is impacting our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events.

In February 2019, we announced data on the ongoing clinical trial for CX-2009.  While CX-2009 has been generally well tolerated to date, 23 / 76 (30.3%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders. Currently, dose optimization is underway to further to inform dose selection.

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

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probody therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue.  In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probody therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probody therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time.  Many specific elements of Probody therapeutic function may contribute their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually masked antibody, the removal of both masks from the dually masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target.  We have no direct structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as ADA, that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions.  For example, we reported in February 2019 that in our ongoing CX-2019 trial at the 10 mg/kg dose, the anti-drug antibody (“ADA”) rate was approximately 62%. Across all dose levels, including lower dose levels in our trial, the rate is approximately 77% at the data cutoff. We do not believe ADA is impacting our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events.  Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

We believe the only clinical experience that the FDA and foreign regulatory authorities have with Probody-based therapeutics in oncology comes from CX-072, CX-2009, CX-2029 and BMS-986249.  We believe that the FDA and foreign regulatory authorities, have no clinical experience in other disease areas, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our Probody technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including CX-072and BMS-986249) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, BMS, ImmunoGen and Pfizer and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration and in January 2019, BMS terminated its programs for three targets it had selected under our agreement with them. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses.  If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborator may terminate the relevant agreement.

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

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights.  Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights.  Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013, and in January 2019, BMS terminated its programs for three targets it had selected under our agreement with them. Any of the foregoing could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement.

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

Because we have no long term contracts with and rely on third-party manufacturing and supply partners, most of which are sole source suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For example, for each of CX-072 CX-2009 and CX-2029, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not own manufacturing facilities for producing such supplies and do not have any long term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the CX-2009 program.  We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to CMO, where we have an existing relationship and which has expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. To date, the manufacturing transfer process is still ongoing and has not yet been completed. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer or that the transfer will be successful.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our Phase 1/2 clinical trials for CX-072, CX-2009 and CX-2029, we will need to manufacture them in large quantities. To date we have been able to successfully manufacture CX-072, CX-2009 and CX-2029 for our ongoing early stage clinical trials.  However, in order to conduct later stage clinical trials of our product candidates, including CX-072, CX-2009 and CX-2029, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability and to increase the term of stability for CX-072 drug product for late stage clinical trials and commercialization.  However, we may have to start late stage trials with our early clinical trial drug product and switch to late stage or commercial drug product mid trial.  In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late stage or commercial material to assure comparability between the earlier trial material and the late stage or commercial material.  Changing formulation and scale up process is a complicated and difficult task.  While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are not able to scale up our manufacturing capabilities with respect to CX-072 or any of our other product candidates, increase the life of drug stability of CX-072 or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize CX-072 or such other product candidates in a timely manner or at all.

Additionally, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, Massachusetts, which provided clinical manufacturing support for the CX-2009 program. We have initiated the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. However, there can be no assurances that we will not experience a disruption to the supply of CX-2009 in connection with such transfer.  To date, the manufacturing transfer process is still ongoing and has not yet been completed. In addition, for CX-2029, the manufacturing of additional clinical quantities could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We will need to grow our organization substantially to continue development and pursue the potential commercialization of CX-072, CX-2009 and CX-2029 and our other product candidates, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses.  In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third-parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains.  The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups.  In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors.  For instance, if any of our lead product candidates, including CX-072, CX-2009 and CX-2029 are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development.  The market for immunotherapies like CX-072 is, in particular, highly competitive and the field is changing quickly.  Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, BMS, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, TESARO, Inc., Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Immunomedics, Pfizer, Roche Holding Ltd. And Takeda.  In addition, two mid-sized companies, ImmunoGen and Seattle Genetics, Inc. are also leaders in the development of ADCs and we are aware of numerous small companies with ongoing efforts in this field.  Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072, CX-2009, CX-2029 and BMS-986249 and any other product candidates we or our collaborators may conduct clinical trials for. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturer) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our information technology systems, or those of our CROs or other contractors or consultants we may utilize, may fail, suffer disruptions or suffer security breaches, which could result in a material disruption of our product development programs.

Our information technology and other internal infrastructure systems and those of our CROs and contractors and consultants, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure and may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of data from any current or future clinical trial or data from any preclinical studies involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our research or product candidates could be delayed.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We evaluated the impact of ASU 2014-09 on our financial statements and adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. California has similar rules. We have performed an IRC Section 382 analysis and determined there was an ownership change in 2017, that resulted in Section 382 limitations.  The ownership change limited our ability to utilize net operating losses against taxable income in 2018 for both federal and California tax purposes.  The remaining net operating losses and credit will be available in future years before expiration during their respective carryforward periods. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control, and our ability to utilize net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in additional increased tax liability to our company.

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We have a substantial number of issued patents and pending patent applications, some of which are co-owned with a third party, covering our Probody platforms and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the patent family co-owned with UCSB that covers Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes patents and patent applications that cover compositions and methods related to the screening for and identification of the masks and protease-cleavable linkers that we incorporate into our Probody candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter parties review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, there can be no assurance that:

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

In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us.

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

Risks Related to Government Regulation

We may be unable to obtain or be delayed in obtaining U.S. or foreign regulatory approval and, as a result, unable or delayed in being able to commercialize our product candidates.

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

As a company, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.  Further, government shutdowns, such as the recent U.S. shutdown in late 2018 or the uncertainty of Great Britain’ departure from the European Union may impact our ability to access government agencies in a timely manner or otherwise impact our ability to move our product candidates through the regulatory process.   It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Tax reform legislation passed in 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. Thus, further limiting the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had high and low sales prices in the range of $9.01 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 44.9% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  We evaluate our internal controls systems to allow management to report on the effectiveness of the operation of our internal controls. Based on our market capitalization at June 30, 2018, we ceased to be an emerging growth company at December 31, 2018 and, accordingly, are now required to have an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting for our 2018 Annual Report and future annual reports.

However, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by The Nasdaq Global Select Market, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

Our principal executive office is currently located in South San Francisco, California, and consists of approximately 76,000 square feet of office and research and development space, all of which is located in a single building, under a lease that expires in October 2026. We believe that our existing facilities are sufficient for our current needs.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation or legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “CTMX” since our initial public offering in October 2015. Prior to that time, there was no public market for our common stock.

Holders of Record

As of January 31, 2019, there were approximately 37 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 8, 2015 (the first day of trading of our common stock), through December 31, 2018 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	October 8, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
CytomX (CTMX)	$100.00	$161.78	$85.19	$163.64	$117.05
Nasdaq Composite Index (IXIC)	$100.00	$104.09	$111.90	$143.50	$137.92
Nasdaq Biotech Index (^NBI)	$100.00	$110.25	$86.34	$104.52	$94.77

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III. Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

None.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K. The statement of operations data for each of the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for each of the years ended December 31, 2015 and 2014 and the selected balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

We adopted the Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018 on a modified retrospective basis. As such, the prior period amounts were not restated and continue to be presented in accordance with Accounting Standards Codification 605, Revenue Recognition (“ASC 605”).

Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016	2015	2014
Revenues	$59,502	$71,623	$12,845	$5,941	$2,751
Revenues from related parties	—	—	2,198	1,771	2,326
Total revenues	59,502	71,623	15,043	7,712	5,077
Operating expenses:
Research and development	103,866	92,277	54,755	28,357	28,302
General and administrative	33,510	25,605	19,874	12,558	6,540
Total operating expenses	137,376	117,882	74,629	40,915	34,842
Loss from operations	(77,874)	(46,259)	(59,586)	(33,203)	(29,765)
Interest income	7,641	2,674	736	1,315	7
Interest expense	—	—	—	(1,732)	(487)
Other income (expense), net	(68)	(27)	(69)	(1,744)	(55)
Loss before income taxes	(70,301)	(43,612)	(58,919)	(35,364)	(30,300)
Provision for (benefit from) income taxes	14,303	(513)	(19)	10	10
Net loss	(84,604)	(43,099)	(58,900)	(35,374)	(30,310)
Accretion to redemption value and cumulative dividends on preferred stock	—	—	—	(6,705)	(4,566)
Net loss attributable to common stockholders	$(84,604)	$(43,099)	$(58,900)	$(42,079)	$(34,876)
Net loss per share attributable to common stockholders, basic and diluted	$(2.03)	$(1.16)	$(1.63)	$(4.90)	$(35.25)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	41,664,382	37,166,830	36,234,732	8,595,247	989,453
Other comprehensive loss:
Changes in unrealized gain (losses) on investments	1	(67)	49	(76)	—
Comprehensive loss	$(84,603)	$(43,166)	$(58,851)	$(35,450)	$(30,310)

Balance Sheet Data:

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents and short term investments	$436,127	$374,110	$181,938	$186,711	$64,396
Working capital	347,567	327,454	152,380	174,015	55,690
Total assets	457,108	397,644	199,128	197,215	73,062
Total long-term debt, current and non-current	—	—	—	—	2,987
Redeemable convertible preferred stock	—	—	—	—	76,236
Convertible preferred stock	—	—	—	—	474
Accumulated deficit	(314,981)	(219,465)	(176,366)	(117,466)	(78,138)
Total stockholders' equity (deficit)	130,883	69,896	78,479	126,068	(78,541)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are pioneering a novel class of investigational antibody therapeutics, based on our Probody™ technology platform, for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We believe this approach has the potential to make meaningful enhancements to the combined efficacy and safety profile of antibody therapeutics, known as the “therapeutic window” and also to enable new targeted therapies. We believe that Probody therapeutics have the potential to create or widen the therapeutic window for certain antibody therapeutics, allowing for the development of new approaches to the treatment of cancer. We are utilizing our Probody Platform to develop a pipeline of potential best-in-class immunotherapies against clinically-validated targets and potential first-in-class therapeutics against novel, difficult to drug targets. Furthermore, we believe the Probody therapeutic approach has the potential to enable safer, more effective combination therapy for cancer.

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting programmed cell death ligand 1 (“PD-L1”), a clinically and commercially validated immuno-oncology target. CX-072 is designed to uncouple the anti-cancer activity of PD-L1 inhibitors from the associated autoimmune toxicities by inhibiting PD-L1 in the tumor microenvironment with minimal engagement in healthy tissue.  We are currently evaluating CX-072 in a Phase 1/2 study that we call PROCLAIM-CX-072. This study is designed to assess the safety, activity, and translational biology of CX-072 as a single agent and in combination with other anticancer therapies. We disclosed initial clinical proof of concept data on CX-072 at various oncology conferences in 2018.  In February 2019, we disclosed additional clinical safety and efficacy data on CX-072 at a Research and Development Day hosted by CytomX management (“CytomX R&D Day”).

Our second most advanced product candidate is CX-2009, a wholly owned Probody Drug Conjugate directed against CD166, a novel drug target.  Probody Drug Conjugates are unique, CytomX-designed Probody therapeutic versions of a class of drugs called Antibody Drug Conjugates (ADCs), which are antibodies that have been conjugated to a small molecule cytotoxic agent via a labile chemical linker.   Because our Probody therapeutics are designed to minimize binding of potent anti-cancer therapy to normal tissues, we believe we can address a new class of targets with attractive molecular features that were previously unsuitable because of high expression on normal tissues. CD166 is an example of this kind of target. CD166 is highly and homogenously expressed in multiple different tumors types, which makes it an attractive target for a Probody drug conjugate therapeutic; however, the high expression of CD166 on normal tissues makes this a difficult target to drug with a traditional ADC.  CX-2009 is currently in the dose escalation portion of a Phase 1/2 study. In February 2019, we disclosed initial clinical data on CX-2009 at the CytomX R&D Day.

In addition to our wholly owned programs, we have entered into several strategic collaborations with leading oncology-focused pharmaceutical companies, such as AbbVie Inc., through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”) and Bristol-Myers Squibb Company (“BMS”). The most advanced program from our partnerships is a BMS-986249, a CTLA-4 Probody therapeutic, which BMS is currently advancing through the dose escalation phase of a Phase 1/2 clinical trial.  We are also treating patients in a Phase 1/2 clinical study for CX-2029, a PDC targeting the highly expressed target, CD71 that we have partnered with AbbVie.  We have also extended our Probody platform to the T-cell engaging bispecific modality. Our most advanced program in that modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific, which is currently in lead optimization stage, and which we are developing in partnership with Amgen.

We currently have three product candidates enrolling patients in clinical trials that we are conducting and one product candidate enrolling patients in clinical trials which our partner, BMS, is conducting, but we do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $84.6 million, $43.1 million and $58.9 million for 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017 we had an accumulated deficit of $315.0 million and $219.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

Regulatory agencies, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly owned and partnered product candidates in clinical trials, including CX-072, CX-2009 and CX-2029 as well as any additional product candidates for which we initiate clinical trials in 2019 and beyond. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, of regulatory uncertainty, manufacturing limitations and the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of our collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of our collaboration agreement with AbbVie, we pay SGEN sublicense fees. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective transition method. See further discussion under “ Critical Accounting Policies and Estimates – Revenue Recognition.”

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates, clinical development including activities with third parties, such as CROs and CMOs, the manufacture of drug products used in clinical trials, as well as the development of product candidates pursuant to our research, collaboration and license agreements. Research and development expenses include personnel costs, including stock-based compensation expense, contractor services, laboratory materials and supplies, depreciation and maintenance of research equipment, and an allocation of related facilities costs. We expense research and development costs as incurred.

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. For example, we commenced enrollment of our Phase 1/2 clinical trial of CX-072, our candidate directed against PD-L1, for cancer and treated our first patient in January 2017, and our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer and treated our first patient in June 2017. In June 2018, we commenced enrollment of our Phase 1/2 clinical trial for CX-2029, our CD71 Probody Drug Conjugate being developed in collaboration with AbbVie.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of changes to currency exchange rates.

Provision for (Benefit from) Income Taxes

Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. We determine our deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We also account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which includes significant changes to the U.S. corporate tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, and transitioned from a worldwide tax system to a territorial tax system, and eliminated or reduced certain domestic deductions among other changes. The Tax Act introduced new provisions including the Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti-Abuse Tax (“BEAT"), expanded bonus depreciation and changed deductions for executive compensation and interest expense. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes" in the accompanying Notes to the consolidated financial statements for more information regarding the impact of the Tax Act.

Comparison of Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$59,502	$71,623	$(12,121)

Revenue decreased by $12.1 million during the year ended December 31, 2018 compared to the corresponding period in 2017. The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
AbbVie	$18,997	$19,434	$(437)
Amgen	4,899	1,311	3,588
BMS	32,780	36,492	(3,712)
ImmunoGen	1,471	12,503	(11,032)
Pfizer	1,355	1,883	(528)
Total Revenue	$59,502	$71,623	$(12,121)

The variances in revenue for 2018 compared to 2017 were partially due to the adoption of ASC 606.

Under ASC 605, total revenue for 2018 would have been $66.0 million, a decrease of $5.6 million from $71.6 million in 2017, primarily due to a $3.0 million net decrease in milestone payments, as well as a $2.6 million decrease in the recognition of deferred revenues in 2018.

•

In 2017, a total of $24.0 million in milestone payments were recognized, including $14.0 million (net of the payment of an associated license fee of $1.0 million to Seattle Genetics (“SGEN”) under the Seattle Genetics Agreement) received from AbbVie for meeting the criteria to begin the CD71 GLP toxicology studies under the AbbVie Agreements and $10.0 million received from BMS related to the IND filing for BMS-986249 in 2017.

•

In 2018, a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN) was received from AbbVie for the achievement of the successful IND filing criteria related to CX-2029.

•

The $2.6 million decrease in recognition of deferred revenue under ASC 605 was attributable to a decrease of $11.8 million related to Immunogen, partially offset by a $6.2 million increase and a $3.1 million increase related to BMS and Amgen, respectively.

The difference between the amount of revenue recognized under ASC 606 and the amount that would have been recognized under ASC 605 was primarily a result of the difference in how revenue is recognized related to the $21.0 million (net of the payment of an associated sublicense fee of $4.0 million to SGEN) CD71 milestone payment. Under ASC 606, the milestone payment is included in the transaction price and recognized over time based on the total estimated percentage completed to-date. Under ASC 605, the entire $21.0 million would have been recognized upon satisfaction of the successful IND filing criteria.

The decrease in revenue from AbbVie of $0.4 million for 2018 compared to 2017 was primarily due to the recognition of $14.0 million (net of the payment of an associated license fee of $1.0 million to SGEN) in milestone revenue as a result of completion of certain milestones under the CD71 Agreement during the third quarter of 2017, which was partially offset by the recognition of $11.7 million of revenue based on the percentage completed to-date on the project of the $21.0 million milestone payment received(net of the payment of an associated sublicense fee of $4.0 million to SGEN) and added to the transaction price in May 2018 for the achievement of the IND filing success criteria under the CD71 Agreement; and an increase of $1.9 million in revenue resulting from the change in the method of revenue recognition for the CD71 Agreement from straight-line under ASC 605 to percentage-of-completion under ASC 606, which we adopted on January 1, 2018.

Revenue from Amgen under the Amgen Agreement entered into in September 2017 increased by $3.6 million for 2018 compared to 2017. The increase in revenue was primarily due to a full year of revenue recognized for 2018 as compared to a partial year’s revenue recognition for this agreement starting in October 2017.  In the fourth quarter of 2018, the joint steering committee (“JSC”) officially terminated any further work on two molecules in the Amgen EGFR project due to unacceptable test results.  The current plan is to evaluate other molecules as part of the candidate identification phase of the project, and as a result, there has been a change in estimate of the projected costs and an extended research service period to seven years.  As such, the revenue growth in 2018 was not as large as it may have been before this change in estimate in late 2018.

The decrease in revenue from BMS of $3.7 million for 2018 compared to 2017 was primarily due to a $10.0 million milestone payment related to the IND filing for BMS-986249 by BMS in 2017, a decrease of $1.3 million in amortization of certain deferred revenue resulting from an increase in the estimated length of the research terms during late April 2017, which caused average monthly amortization in 2018 to be less than that reported in 2017, and a decrease in service revenue of $0.3 million for 2018 compared to that in 2017.  These factors that contributed to larger revenue in 2017 were partially offset by an increase of $7.9 million in amortization of deferred revenue for 2018 related to the $200.0 million upfront payment we received in the second quarter of 2017 as a result of Amendment Number 1 to Extend Collaboration and License Agreement (“BMS Amendment) entered into in March 2017.

The decrease in revenue from ImmunoGen of $11.0 million for 2018 compared to 2017 was the result of the recognition of $6.5 million in revenue in 2017 related to the delivery of the ImmunoGen 2017 License to ImmunoGen in connection with the Immunogen Research Agreement, as well as the recognition of $5.9 million of revenue during 2017 resulting from an amendment to the ImmunoGen Research Agreement extending the research term to June 2018, which was partially offset by an increase of $1.4 million in revenue in 2018 due to the related extension of the research term to June 2018.

The decrease in revenue from Pfizer of $0.5 million for 2018 compared to 2017 was as a result of Pfizer terminating our Research Collaboration, Option and License Agreement in March 2018.

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Research and development	$103,866	$92,277	$11,589

Research and development expenses increased by $11.6 million during 2018 compared to 2017. The increase was primarily attributable to the following:

•

an increase of $10.0 million in lab services and $12.3 million in clinical trial expenses related to CX-072, CX-2009 and CX-2029 Phase 1/2 clinical development and the ramp up for IND filing and clinical trial preparation for CX-188,

•	an increase of $10.5 million in personnel related expenses and a $1.2 million allocation of information technology and facilities-related expenses resulting from an increase in headcount,
•	an increase of $0.9 million in lab supplies and
•	an increase of $0.7 million in consulting expenses.

These increases were partially offset by:

•	a $10.7 million of non-cash research and development expense recognized in 2017 related to the estimated fair value of the CytomX Product under the Amgen Agreement,
•	a $10.0 million sublicense fee payment made to UCSB in 2017, which was triggered by the $200 million upfront payment made by BMS in connection with our expanded collaboration,
•	a $2.1 million sublicense fee payable to UCSB recognized as a result of the Amgen Agreement in 2017 and
•	a $1.0 million sublicense payment to ImmunoGen upon the commencement of enrollment of Phase 1/2 and first patient dosing in the clinical trial for CX-2009 during the second quarter of 2017.

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Year Ended December 31,
	2018	2017	Change
External costs incurred by product candidate (target):	(in thousands)
CX-072 (PD-L1)	$19,393	$9,290	$10,103
CX-2009 (CD166)	16,615	8,533	8,082
CX-2029 (CD71)	10,798	9,550	1,248
Other wholly owned and partnered programs	10,261	21,099	(10,838)
General research and development expenses	10,547	18,976	(8,429)
	67,614	67,448	166
Internal Costs	36,252	24,829	11,423
Total research and development expenses	$103,866	$92,277	$11,589

The decrease in “Other wholly owned and partnered programs” for 2018 compared to 2017 was primarily due to $10.7 million of research and development expense recognized during 2017 related to the estimated fair value of the CytomX Product under the Amgen Agreement.  The decrease in general research and development expenses for 2018 compared to 2017 was primarily a payment of $10.0 million in sublicense fee under the UCSB Agreement in 2017. The increase in other categories of external costs for 2018 was due primarily to increases in laboratory contracts and services and clinical trial expenses related to CX-072, CX-2009 and CX-2029 Phase 1/2 clinical development and the ramp up for IND filing and clinical trial preparation for CX-188. The increase in internal costs for 2018 was primarily due to increase in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount.

General and Administrative Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
General and administrative	$33,510	$25,605	$7,905

General and administrative expenses increased by $7.9 million during 2018 compared to 2017. The increase was attributable to an increase of $5.6 million in personnel-related expenses primarily due to an increase in headcount, and an increase of $2.3 million in subscription services and consulting or services expenses related to audit, strategic planning, tax compliance, legal compliance and facilities.

Interest Income(Expense) and Other Income (Expense), Net

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Interest income	$7,641	$2,674	$4,967
Other income (expense), net	(68)	$(27)	(41)
Total interest and other income (expense)	$7,573	$2,647	$4,926

Interest Income

Interest income increased by $5.0 million for 2018 compared to 2017. The increase was primarily attributable to an increase in interest earned on our short-term investments due to an overall increase in our cash and cash equivalents position resulting from the common stock offering completed in July 2018.

Other Income (Expense), Net

Other income (expense), net increased by $41,000 in expense was primarily due to increased loss in currency exchange resulting from unfavorable movements in the US dollar relative to Euros.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Provision for (benefit from) income taxes	$14,303	$(513)	$14,816

Provision for income tax expense increased to $14.3 million in 2018 from a tax benefit of $0.5 million in 2017. The income tax expense was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the BMS Amendment entered into in March 2017, and the Amgen Agreement entered into in September 2017, prior to revenue recognition for U.S. GAAP purposes.  These upfront payments will be recognized over the related research and development service periods under U.S. GAAP for book purposes and the associated deferred tax assets due to the timing differences are subject to a valuation allowance.  In addition, the ownership changes under Section 382 of the IRC in 2017 limited the use of available net operating losses and research tax credits against our 2018 taxable income.

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
The increase in revenue from AbbVie of $16.2 million for the year ended December 31, 2017 compared to the corresponding period in  2016 was due to recognition of $14.0 million, net of the associated sublicense fee, from the milestone payment we received as a result of our achievement of certain milestones required to be met to begin GLP toxicology studies under the AbbVie Agreements, and an increase of $2.2 million, net of the related deferred costs, related to the recognition of the upfront payment we received in April 2016.

We entered into the Amgen Agreement in September 2017 and we recognized $1.3 million of upfront payments in 2017.

The increase in revenue from BMS of $26.9 million for the year ended December 31, 2017 compared to the corresponding period in 2016 was due to an increase of $17.1 million related to the recognition of an upfront payment we received in connection with the expansion of our collaboration, an increase of $2.1 million related to the recognition of payments made in connection with the selection of its fourth target under our collaboration and license agreement with BMS and the acceleration of the research timeline triggered by BMS’s selection of a fourth target under the BMS Agreement, and a milestone payment of $10.0 million related to the IND filing for BMS-986249 by BMS in 2017. These increases were partially offset by a milestone payment of $2.0 million payment received in 2016 for the selection of BMS-986249 clinical candidate, and a decrease of $0.3 million related to research and development services provided to BMS.

The increase in revenue from ImmunoGen of $12.5 million for the year ended December 31, 2017 compared to the corresponding period in 2016 was a result of the recognition of $6.6 million for the delivery of the ImmunoGen 2017 License to ImmunoGen in connection with the ImmunoGen Research Agreement and the recognition of $5.9 million resulting from an amendment to the ImmunoGen Research Amendment. See Note 9 - Research and Collaboration Agreements under Item 8 of this Annual Report on Form 10-K for more details.

The decrease in revenue from Pfizer of $0.3 million for the year ended December 31, 2017 compared to the corresponding period in 2016 was due to a reduction in the research and development services we provided to Pfizer. In March 2018, Pfizer gave notice terminating our collaboration in its entirety. As a result of such termination, we are no longer eligible to receive any future payments from our collaboration with Pfizer.

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
•

$1.0 million of UCSB sublicense fees recognized for our achievement of certain milestones required to be met to begin GLP toxicology studies under the AbbVie Agreement and the IND filing for BMS-986249 by BMS;

•	an increase of $8.5 million in pharmacology studies and clinical trial expenses resulting from the advancement of CX-072, CX-2009 and CX-2029 in 2017;
•	an increase of $5.3 million in personnel-related expenses and allocation of IT and facilities-related expenses due to an increase in headcount;
•	an increase of $1.7 million in consulting expenses due to the commencement of clinical trials in 2017;
•	an increase of $0.6 million related to expenses incurred in acquiring a patent; and
•	an increase of $0.5 million in stock-based compensation resulting from increased headcount and an increase in the value of our stock.

These increases were partially offset by:

•	a decrease of $2.1 million in manufacturing expenses for our CX-072 and CX-2009 programs due to manufacturing activities occurring in 2016 in preparation for clinical trials in 2017;
•	a decrease in laboratory supply expenses of $0.4 million; and
•	a decrease in program management expenses of $0.4 million.

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Year Ended December 31,
	2017	2016	Change
External costs incurred by product candidate (target):	(in thousands)
CX-072 (PD-L1)	$9,290	$8,917	$373
CX-2009 (CD166)	8,533	10,695	(2,162)
CX-2029 (CD71)	9,550	3,220	6,330
Other wholly owned and partnered programs	21,099	3,840	17,259
General research and development expenses	18,976	9,382	9,594
	67,448	36,054	31,394
Internal Costs	24,829	18,701	6,128
Total research and development expenses	$92,277	$54,755	$37,522

General and Administrative Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
General and administrative	$25,605	$19,874	$5,731

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

Other Income (Expense), Net

Other income (expense), net decreased in loss of $42,000 during the year ended December 31, 2017 compared to the corresponding period in 2016. The decrease was primarily attributable to a decrease in foreign currency losses resulting from the strengthening of the U.S. dollar against Euros and British Pound Sterling.

Provision for (Benefit from) Income Taxes

The benefit for income taxes during the year ended December 31, 2017, of $0.5 million was due to a reduction in our valuation allowance and related tax benefit when we began amortizing certain indefinite-lived intangible assets.  An income tax benefit of $19,000 was recorded for 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $436.1 million and an accumulated deficit of $315.0 million, compared to cash and cash equivalents of $374.1 million and an accumulated deficit of $219.5 million as of December 31, 2017. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In July 2018, we issued 5,867,347 shares of our common stock at a price of $24.50 per share, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for net proceeds of $134.6 million.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into 2021. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our products, including CX-072, CX-2009 and CX-2029 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future.  There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(75,521)	$170,373	$(2,032)
Net cash provided by (used in) by investing activities	5,926	(121,266)	45,859
Net cash provided by financing activities	139,624	23,796	996
Net increase in cash, cash equivalents and restricted cash	$70,029	$72,903	$44,823

Cash Flows from Operating Activities

During the year ended December 31, 2018, cash used in operating activities was $75.5 million, which consisted of a net loss of $84.6 million, adjusted by non-cash charges of $17.1 million and a net decrease of $8.0 million in our operating assets and liabilities. The non-cash charges primarily consisted of $16.9 million in stock-based compensation and $1.9 million in depreciation and amortization, partially offset by $1.7 million in accretion of discounts on our short-term investments.

The net decrease in our operating assets and liabilities of $8.0 million was primarily attributable to:

•

a net decrease in deferred revenue of $38.2 million resulting from the recognition of $59.2 million in upfront fees and milestone payments under ASC 606 pursuant to our collaboration agreements, offset by the $21.0 million (net of the payment of an associated sublicense fee of $4.0 million to SGEN) new milestone addition to deferred revenue in 2018 resulting from the AbbVie CX-2029 milestone payment received;

•	a decrease of $4.9 million resulting from the increase in prepaid expenses and other current assets; partially offset by
•	an increase in cash flows from accounts receivable primarily from the $10.0 million we received from BMS for achieving the milestone of IND filing of BMS-986249 in 2018;
•

an increase of $24.8 million in accrued liabilities, income tax payable and other long-term liabilities resulting primarily from a $13.3 million increase in income tax payable, a $10.3 million in accrued liabilities driven by increases in laboratory  services, UCSB sublicense fee accrual and CRO expenses accrual relating to clinical trial activities; and

•	an increase in accounts payable of $0.3 million.

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

The change in our net operating assets and liabilities of $190.0 million was primarily attributable to:

•

an increase of $189.9 million in deferred revenue resulting from BMS upfront payment of $200.0 million and $40.0 million received in connection with the collaboration we entered into with Amgen in September 2017. These increases were partially offset by an increase in the recognition of revenue associated with upfront fees of $34.4 million under our various collaboration agreements, $6.6 million in recognized revenue from our delivery of a Development and Commercialization License to ImmunoGen in connection with the ImmunoGen Research Agreement, and $5.9 million in recognized revenue from ImmunoGen as a result of the amendment to the ImmunoGen Research Amendment;

•	an increase in accrued and long-term liabilities of $9.2 million; and
•	an increase in other assets of $1.6 million; partially offset by
•

a decrease in accounts receivable of $8.0 million resulting primarily from the $10.0 million of milestone billing to BMS for the IND filing of BMS-986249, offset by $2.0 payment received from BMS relating to the 2016 milestone for the selection of BMS-986249; and

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

Cash Flows from Investing Activities

During the year ended December 31, 2018, cash provided by investing activities was $5.9 million, which consisted of $204.6 million used in purchases of short-term investments and $3.8 million of capital expenditures used to purchase property and equipment. This was offset by $214.3 million in proceeds received upon the maturity of short-term investments.

During the year ended December 31, 2017, cash used in investing activities was $121.3 million, which consisted of $218.7 million used in the purchase of short-term investments and $1.6 million of capital expenditures used to purchase property and equipment.  This amount was partially offset by $99.0 million in proceeds received upon the maturity of short term investments.

During the year ended December 31, 2016, cash provided by investing activities was $45.9 million, which consisted of $169.5 million in proceeds received upon the maturity of short term investments. This was offset by $121.5 million used in the purchase of short-term investments and $2.2 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $139.6 million, primarily consisted of proceeds from our common stock public offering of $134.6 million (net of underwriting discounts and stock issuance costs of $9.2 million) and proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan (“ESPP”) of $5.0 million.

During the year ended December 31, 2017, cash provided by financing activities was $23.8 million, which primarily consisted of proceeds received from the issuance of common stock to Amgen pursuant to a stock purchase of $20.0 million and proceeds from the exercise of stock options and ESPP of $3.8 million.

During the year ended December 31, 2016, cash provided by financing activities was $1.0 million, which primarily consisted of proceeds from the exercise of stock options and ESPP as well as repayment of stockholder notes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period(3)
	2019	2020	2021	2022	2023+	Total
Operating leases(1)	$4,854	$4,990	$5,129	$5,273	$21,109	$41,355
Royalty obligations(2)	150	—	—	—	—	150
Total contractual obligations	$5,004	$4,990	$5,129	$5,273	$21,109	$41,505

(1)

We lease our current facility under a long-term operating lease, which expires in 2026. The lease provides us with one option to extend the lease term for a period of five years at the then fair market rental value.

(2)

We have royalty obligations under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice. See Part II. Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies" in the accompanying Notes to the consolidated financial statements for more information.

(3)	This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known.

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $3.8 million as of December 31, 2018 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective transition method.

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

We estimate the fair value of our stock-based awards using the Black-Scholes option-pricing model, which requires the input of  assumptions. Our assumptions are as follows:

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

In addition to the assumptions used in the Black-Scholes option-pricing model, prior to 2017, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. Beginning in 2017, we adjust our stock-based compensation expense for forfeitures as they are incurred. We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

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

Income Taxes

We account for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2018, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and no material adjustments were recognized as of December 31, 2018.  See "Part II. Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes" in the accompanying Notes to the consolidated financial statements for more information regarding the impact of the Tax Act.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

JOBS Act Accounting Election

We were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, were subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We also relied on other exemptions provided by the JOBS Act, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Based on our public float at June 30, 2018, we ceased to be an emerging growth company at December 31, 2018 and, accordingly, we are required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting for this 2018 Annual Report on Form 10-

K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $436.1 million as of December 31, 2018 and cash, cash equivalents and short-term investments of $374.1 million as of December 31, 2017, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2018, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method effective January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CytomX Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CytomX Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.

In our opinion, the statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of CytomX Therapeutics, Inc. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2017

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$247,577	$177,548
Short-term investments	188,550	196,562
Accounts receivable	97	10,139
Prepaid expenses and other current assets	9,251	4,352
Total current assets	445,475	388,601
Property and equipment, net	6,934	4,218
Intangible assets, net	1,458	1,604
Goodwill	949	949
Restricted cash	917	917
Other assets	1,375	1,355
Total assets	$457,108	$397,644
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$5,132	$4,205
Accrued liabilities	26,724	16,382
Income tax payable	13,339	1
Deferred revenues, current portion	52,713	40,559
Total current liabilities	97,908	61,147
Deferred revenue, net of current portion	225,267	264,704
Other long-term liabilities	3,050	1,897
Total liabilities	326,225	327,748
Commitments and contingencies (Note 11)
Stockholders' equity
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized at December 31, 2018 and 2017; 45,083,209 and 38,478,560 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	445,956	289,454
Accumulated other comprehensive loss	(93)	(94)
Accumulated deficit	(314,981)	(219,465)
Total stockholders' equity	130,883	69,896
Total liabilities, convertible preferred stock and stockholders' equity	$457,108	$397,644

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$59,502	$71,623	$12,845
Revenues from related parties	—	—	2,198
Total revenues	59,502	71,623	15,043
Operating expenses:
Research and development	103,866	92,277	54,755
General and administrative	33,510	25,605	19,874
Total operating expenses	137,376	117,882	74,629
Loss from operations	(77,874)	(46,259)	(59,586)
Interest income	7,641	2,674	736
Other income (expense), net	(68)	(27)	(69)
Loss before income taxes	(70,301)	(43,612)	(58,919)
Provision for (benefit from) income taxes	14,303	(513)	(19)
Net loss	$(84,604)	$(43,099)	$(58,900)
Net loss per share, basic and diluted	$(2.03)	$(1.16)	$(1.63)
Shares used to compute net loss per share, basic and diluted	41,664,382	37,166,830	36,234,732
Other comprehensive loss:
Changes in unrealized gain (losses) on investments	1	(67)	49
Total comprehensive loss	$(84,603)	$(43,166)	$(58,851)

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

					Accumulated
				Additional	Other		Total
	Common Stock		Stockholder	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Notes	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2015	36,033,209	$1	$(78)	$243,687	$(76)	$(117,466)	$126,068
Exercise of stock options	414,396	—	—	643	—	—	643
Issuance of common stock under the Employee Stock Purchase Plan	31,564	—	—	287	—	—	287
Issuance of common stock in connection with services	11,000	—	—	159	—	—	159
Repayment on stockholder note	—	—	78	—	—	—	78
Stock-based compensation	—	—	—	10,095	—	—	10,095
Other comprehensive income	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	(58,900)	(58,900)
Balance at December 31, 2016	36,490,169	1	—	254,871	(27)	(176,366)	78,479
Exercise of stock options	764,576	—	—	3,165	—	—	3,165
Issuance of common stock under the Employee Stock Purchase Plan	67,746	—	—	674	—	—	674
Issuance of common stock pursuant to the Amgen Stock Purchase Agreement	1,156,069	—	—	19,457	—	—	19,457
Stock-based compensation	—	—	—	11,287	—	—	11,287
Other comprehensive loss	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	(43,099)	(43,099)
Balance at December 31, 2017	38,478,560	1	—	289,454	(94)	(219,465)	69,896
Impact of adoption of new accounting pronouncements	—	—	—	—	—	(10,912)	(10,912)
Issuance of common stock in follow-on offering, net of issuance costs	5,867,347	—	—	134,596	—	—	134,596
Exercise of stock options	673,382	—	—	4,156	—	—	4,156
Issuance of common stock under the Employee Stock Purchase Plan	63,920	—	—	872	—	—	872
Stock-based compensation	—	—	—	16,878	—	—	16,878
Other comprehensive income	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(84,604)	(84,604)
Balance at December 31, 2018	45,083,209	$1	$—	$445,956	$(93)	$(314,981)	$130,883

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(84,604)	$(43,099)	$(58,900)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss/(gain) on disposal of property and equipment	—	17	(47)
Depreciation and amortization	1,884	1,645	1,733
Amortization of premium (accretion of discount) on investments	(1,701)	371	1,662
Stock-based compensation expense	16,878	11,287	10,095
Issuance of common stock in connection with services	—	—	159
Non-cash acquisition of in process research and development asset charged to expense	—	10,700	—
Deferred income taxes	—	(513)	6
Changes in operating assets and liabilities
Accounts receivable	10,042	(7,980)	(1,787)
Related party accounts receivable	—	154	218
Prepaid expenses and other current assets	(4,899)	(456)	(1,597)
Other assets	(20)	1,618	(2,609)
Accounts payable	261	(2,441)	1,765
Accrued liabilities and other liabilities	24,833	9,157	3,953
Deferred revenue	(38,195)	189,913	43,317
Net cash (used in) provided by operating activities	(75,521)	170,373	(2,032)
Cash flows from investing activities:
Purchases of property and equipment	(3,788)	(1,559)	(2,176)
Proceeds from sales of assets	—	—	52
Purchases of short term investments	(204,601)	(218,707)	(121,517)
Maturities of short term investments	214,315	99,000	169,500
Net cash provided by (used in) investing activities	5,926	(121,266)	45,859
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	134,596	19,957	—
Proceeds from employee stock purchases and exercise of stock options	5,028	3,839	930
Proceeds from stockholder notes	—	—	78
Payment of deferred offering costs	—	—	(12)
Net cash provided by financing activities	139,624	23,796	996
Net increase in cash and cash equivalents	70,029	72,903	44,823
Cash, cash equivalents and restricted cash, beginning of year	178,465	105,562	60,739
Cash, cash equivalents and restricted cash, end of year	$248,494	$178,465	$105,562
Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$1,027	$361	$473

See accompanying notes to financial statements

CytomX Therapeutics, Inc.

Notes to Financial Statements

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapeutics. The Company is pioneering a novel class of investigational antibody therapeutics, based on its Probody™ therapeutic technology platform, for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

Private Placement

On September 29, 2017, the Company and Amgen entered into the Purchase Agreement, pursuant to which the Company agreed to issue and sell to Amgen 1,156,069 shares (the “Shares”) of its common stock, for an aggregate cash purchase price of $20 million. The Shares were issued and sold to Amgen at a price per share of $17.30, using a calculation method of 20-day Volume Weighted Average Price (VWAP). The Closing of the sale and issuance of the Shares, including the delivery of the aggregate purchase price, occurred on October 4, 2017.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

Customers and collaboration partners who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows (in thousands):

	Revenue			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
AbbVie Ireland Unlimited Company	$18,997	$19,434	$3,268	—	**
Bristol-Myers Squibb Company	32,780	36,492	9,577	97	10,126
ImmunoGen, Inc.	*	12,503	—	—	—
Pfizer Inc.	*	*	2,198	—	**
Total revenue from customers who represent 10% or more of the Company's total revenue	$51,777	$68,429	$15,043	$97	$10,126

*	Revenue from the customer was less than 10% of the Company’s total revenue for the respective periods presented.
**	Accounts receivable balance from the customer was less than 10% of the Company’s total accounts receivable as of the respective periods presented.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statement of cash flows (in thousands):

	December 31
	2018	2017
Cash and cash equivalents	$247,577	$177,548
Restricted cash	917	917
	$248,494	$178,465

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2018, 2017 and 2016.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the years ended December 31, 2018, 2017 and 2016.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (ASC 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for the Company’s technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.  In the event that the Company receives non-cash consideration such as in the form of a research license and research support services from the counterparty, under ASC 606, the transaction price of a non-monetary exchange that has commercial substance is estimated based on the fair value of the non-cash consideration received, which may be determined through a valuation analysis.

The Company assesses whether the promises in its arrangements with customers are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to the Company’s intellectual property is distinct from the research and development services or participation on steering committees.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The transaction price in each arrangement is allocated to the identified performance obligations based on the standalone selling price (“SSP”) of each distinct performance obligation, which requires judgment. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs. Due to the early stage of the Company’s licensed technology, the license of such technology is typically combined with research and development services and steering committee participation as one performance obligation.  The Company’s performance creates an asset that does not have an alternative use to the customer and the Company has an enforceable right to payment at all times for performance completed to date.  In these cases, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term investments represent the only component of other comprehensive income (loss) that is excluded from the reported net loss.

Contract Balances

Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

CytomX Therapeutics, Inc.

Notes to Financial Statements

Stock-Based Compensation

The Company measures its stock-based awards made to employees based on the fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the ratable method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Prior to 2017, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised in subsequent periods if actual forfeitures differ from those estimates. After the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) in 2017, forfeitures are recognized as they occur.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2018, the Company continues to maintain a full valuation allowance against all of its  deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to its historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not that it will be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not that it will be sustained upon review by the tax authorities. The Company evaluates uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of its uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although the Company does not anticipate significant changes to its uncertain income tax positions in the next twelve months, items outside of its control could cause its uncertain income tax positions to change in the future, which would be recorded in its statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on revenues, loss from operations or net loss as previously reported.

3. Adopted and Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards (collectively Accounting Standard Codification Topic 606 (“ASC 606”) have the same effective date and transition date of January 1, 2018. The Company adopted ASC 606 on January 1, 2018, using the modified retrospective transition method. The Company elected to use the practical expedient for contract modifications whereby the aggregate effect of all modifications that occurred prior to the transition date can be reflected when identifying performance obligations and determining and allocating the transaction price.

The Company evaluated its contracts with customers under ASC 606. The impact of adopting ASC 606 on the Company’s results of operations, financial condition, and cash flows varies depending on the contract. The Company recorded adjustments upon the adoption of ASC 606 as a result of the different accounting treatment of its revenue agreements with respect to the inclusion of milestone payments in the initial transaction price and the method to be used to recognize upfront fees. Under the prior revenue recognition standard, milestone payments were recognized when earned and upfront fees were generally recognized as revenue over the research term on a straight-line basis if another method of revenue recognition did not more clearly match the pattern of delivery of goods or services to the customer. Under ASC 606, milestone payments are included in the initial transaction price when it is probable that a significant reversal of the milestone payment will not occur. In addition, the Company can no longer default to the straight-line method as the default method in recognizing revenue for goods or services delivered over time. As such, the amount and timing of revenue recognition for its collaboration agreements changed under ASC 606. The impact of the adoption of ASC 606 was an increase in the balance of deferred revenue and an increase in the accumulated deficit balance of $10.9 million on January 1, 2018 in the Company’s Balance Sheet.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The following table summarizes the impact of adopting ASC 606 on select balance sheet line items (in thousands):

	As of December 31, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Liabilities
Income tax payable	$14,886	$(1,547)	$13,339
Other long-term liabilities	3,249	(199)	3,050
Deferred revenue - current	45,288	7,425	52,713
Deferred revenue - long-term	214,790	10,477	225,267
Stockholders' Equity
Accumulated deficit	(298,825)	(16,156)	(314,981)

	Three Months Ended December 31, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Revenue	$10,022	$1,449	$11,471
Loss from Operations	(27,260)	1,449	(25,811)
Loss before income taxes	(24,770)	1,449	(23,321)
Provision for income taxes	11,566	(2,654)	8,912
Net loss	(36,336)	4,103	(32,233)
Net loss per share, basic and diluted	(0.81)	0.09	(0.72)

	Year Ended December 31, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Revenue	$65,966	$(6,464)	$59,502
Loss from Operations	(71,410)	(6,464)	(77,874)
Loss before income taxes	(63,837)	(6,464)	(70,301)
Provision for income taxes	16,049	(1,746)	14,303
Net loss	(79,886)	(4,718)	(84,604)
Net loss per share, basic and diluted	(1.92)	(0.11)	(2.03)

	Year Ended December 31, 2018
	Balances Under ASC 605	Adjustments	As Reported Under ASC 606
Cash flows from operating activities:
Net loss	$(79,886)	$(4,718)	$(84,604)
Changes in operating assets and liabilities:
Accrued liabilities, income tax payable and other long-term liabilities	26,579	(1,746)	24,833
Deferred revenue	(44,659)	6,464	(38,195)

CytomX Therapeutics, Inc.

Notes to Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides clarification on the cash flow presentation and classification of certain transactions, including debt prepayment or extinguishment, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The Company adopted this standard in its first quarter ended March 31, 2018. The adoption of this standard had no significant impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This accounting standard update provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The Company adopted this standard on January 1, 2018. The adoption of this standard did not impact on the Company’s financial position or results of operations for the year ended December 31, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act (the “Tax Act”). It requires reporting of provisional amounts for specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. For provisional amounts for income tax effects of the Tax Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. The provisional amounts during a measurement period do not extent beyond one year of the enactment date.  As a result, the Company previously provided a provisional estimate of the effect of the Tax Act.  In the fourth quarter of 2018, the Company completed the analysis to determine the effect of the Tax Act. No material adjustments were recorded as of December 31, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize on the balance sheet the assets and liabilities that arise from leases, including leases classified as operating leases under current GAAP, and disclose qualitative and quantitative information about leasing arrangements. The new standard requires a modified retrospective approach to adoption and is effective for interim and annual periods beginning after December 15, 2018 but may be adopted earlier. In July 2018, the FASB further amended this standard to allow for a new transition method that provides the option to use the effective date as the date of initial application. The Company will adopt this standard using the modified retrospective approach on the effective date of January 1, 2019.

The Company has elected the package of practical expedients permitted under ASC 842. Accordingly, the Company continues to  account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company also elected the short-term lease practical expedients allowed under the standard. As a result of the adoption of ASC 842, the Company expects to recognize on January 1, 2019 on its balance sheet a right-of-use asset and a lease liability of approximately $27 million to $32 million.  This standard will not have material impact on the Company’s results of operations or cash flows.

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard will be effective for the Company on January 1, 2019. The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company on January 1, 2019 with early adoption permitted. The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606.  The amendments in this ASU targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The ASU is effective for the Company on January 1, 2020, and interim periods within those fiscal years. Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance.

4. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per share attributable to common stockholders is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period.  Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of the potentially dilutive securities is anti-dilutive.

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	7,478,755	6,891,123	6,086,939

5. Fair Value Measurements and Short-Term Investments

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and II assets. Level I assets consist primarily of highly liquid money market funds, some of which is included in restricted cash and U.S. government bonds that are included in short-term investments.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The following tables set forth the fair value of the Company’s financial instruments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

		December 31, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$226,979	$—	$—	$226,979
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	188,616	—	(66)	188,550
Total Securities		$416,512	$—	$(66)	$416,446

		December 31, 2017
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$164,440	$—	$—	$164,440
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	196,629	—	(67)	196,562
Total Securities		$361,986	$—	$(67)	$361,919

No securities have contractual maturities of longer than one year.

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31
	2018	2017
Machinery and equipment	$10,498	$7,162
Computer equipment and software	955	897
Furniture and fixtures	749	643
Leasehold improvements	893	701
Construction in progress	785	23
	13,880	9,426
Less: accumulated depreciation and amortization	(6,946)	(5,208)
	$6,934	$4,218

Depreciation and amortization expense was $1.7 million, $1.5 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Goodwill and Intangible Assets

Goodwill and in-process research and development assets resulted from a series of integrated financing transactions in 2010 that was accounted for as a business combination. The in-process research and development relates to the Company’s proprietary Probody Platform and was accounted for as an indefinite-lived intangible asset until the underlying project was completed or abandoned. In connection with the collaboration agreements, the Company began amortizing the intangible asset in 2017. The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization for the year ended December 31, 2018 and 2017 was $0.1 million and $0.1 million, respectively.

CytomX Therapeutics, Inc.

Notes to Financial Statements

Goodwill and intangible assets consisted of the following (in thousands):

Goodwill
	December 31,
	2018	2017
Goodwill	$949	$949

Intangible assets
	December 31,
	2018	2017
In-process research and development	$1,750	$1,750
Less accumulated amortization	(292)	(146)
	$1,458	$1,604

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Research and clinical expenses	$18,520	$10,068
Payroll and related expenses	6,585	4,526
Legal and professional expenses	830	1,523
Other accrued expenses	789	265
Total	$26,724	$16,382

9. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partner (in thousands):

	Year Ended December 31,
	2018	2017	2016
AbbVie	$18,997	$19,434	$3,268
Amgen	4,899	1,311	—
BMS	32,780	36,492	9,577
ImmunoGen	1,471	12,503	—
Pfizer	1,355	1,883	2,198
Total Revenue	$59,502	$71,623	$15,043

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

Notes to Financial Statements

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

(1)

the CD71 Agreement performance obligation consisting of the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee, and

(2)

the Discovery Agreement performance obligation consisting of the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee.

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

In May 2018, the Company earned a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). The $21.0 million milestone payment was included as part of the transaction price in May 2018 and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of December 31, 2018.

Under the UCSB Agreement, the Company is obligated to make royalty payments to UCSB equal to 5% of certain sublicense revenue payments owed to or received by the Company. As of December 31, 2018 and December 31, 2017, the Company accrued sublicense fees of $1.1 million and $0.5 million, respectively, under the CD71 Agreement.

The Company recognized the initial transaction price upon adoption of ASC 606 on January 1, 2018 of $29.8 million allocated to the CD71 Agreement performance obligation using a cost-based input measure. In applying the cost-based input method, revenue is recognized based on actual full time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours as the Company completes its combined performance obligation over the five-year service period.

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

The Company recognized revenue of $19.0 million, $19.4 million and $3.3 million for 2018, 2017 and 2016, respectively, related to the AbbVie Agreements. As of December 31, 2018 and 2017, deferred revenue related to the CD71 Agreement performance obligation was $23.2 million and $11.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $4.7 million and $6.8 million, respectively. As of both December 31, 2018 and 2017, no amount was due from AbbVie under the CD71 and Discovery Agreements.

Amgen, Inc.

On September 29, 2017, the Company and Amgen, Inc. (“Amgen”) entered into a Collaboration and License Agreement (the “Amgen Agreement”). Pursuant to the Amgen Agreement, the Company received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, the Company and Amgen entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Amgen purchased 1,156,069 shares of the Company’s common stock at a price of $17.30 per share (calculated based on a 20-day volume-weighted average price), for total proceeds of $20.0 million, which the Company received on October 6, 2017, the closing date of the transaction. The Company estimated a premium on the stock sold to Amgen of $0.5 million, which takes into account a discount due to the lack of marketability resulting from the six-month lockup period.

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a Probody T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). The Company is responsible for early-stage development of EGFR Products and all related costs up to certain pre-set costs and certain limits based on clinical study size. Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the U.S. and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the U.S.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, the Company is obligated to make a royalty payment to UCSB equal to 15% of certain sublicense revenue payments owed to or received by the Company. The Company determined that the calculation of the sublicense fee is not specifically addressed in the sublicense agreement when the Company simultaneously licenses the UCSB technology along with the technology the Company has developed internally. As of December 31, 2017, the Company recorded a liability of $2.1 million, which represents the Company’s best estimate of the amount to be remitted to UCSB. As of December 31, 2018, the Company determined that the estimated liability of $2.1 million was still appropriate.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price as of December 31, 2018. The Company recognizes the transaction price of $46.4 million allocated to the EGFR Products performance obligation using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated FTE hours expected to be incurred for the combined performance obligation. Revenue is recognized based on actual FTE hours incurred as a percentage of total

CytomX Therapeutics, Inc.

Notes to Financial Statements

estimated FTE hours as the Company completes its performance obligation over the research service period.  In the fourth quarter of 2018, the JSC officially terminated any further work on two molecules due to unacceptable test results.  The current plan is to evaluate other molecules as part of the candidate identification phase of the EGFR project, and as a result, there has been a change in estimate of the projected costs and research service period to seven years.

As the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, the initial transaction price of $4.8 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $4.9 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively, related to the Amgen Agreement. There was no revenue recognized for the year ended December 31, 2016 because the Company entered into the agreement in 2017. As of December 31, 2018 and December 31, 2017, deferred revenue related to the EGFR Products performance obligation was $40.7 million and $45.3 million, respectively. As of December 31, 2018 and 2017, deferred revenue related to the Amgen Other Products performance obligation was $3.8 million and $4.6 million, respectively. As of December 31, 2018 and 2017, no amount was due from Amgen under the Amgen Agreement.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price as of December 31, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2023.

The Company recognized revenue of $32.8 million, $36.5 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, deferred revenue related to the BMS Agreement was $205.6 million and $235.0 million, respectively. The amount due from BMS under the BMS Agreement was $0.1 million and $10.1 million as of December 31, 2018 and 2017, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provided the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the ImmunoGen Research Agreement and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. In February 2016, the Company exercised its option to obtain a development and commercialization license for CX-2009 pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”). In

CytomX Therapeutics, Inc.

Notes to Financial Statements

February 2017, ImmunoGen exercised its first option to obtain a development and commercialization license for one of the two targets. Substitution rights for this first target selection program terminated in February 2017 and ImmunoGen discontinued the program in July 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon the termination of the program. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target in December 2017 and continues research work on this program.

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

In consideration for the ImmunoGen 2017 License, the Company is entitled to receive up to $30.0 million in development and regulatory milestone payments, up to $50.0 million in sales milestone payments and royalties in the mid-single digits percentage on the commercial sales of any resulting product. For the CX-2009 License, the Company is obligated to pay ImmunoGen up to $60.0 million in development and regulatory milestone payments and up to $100.0 million in sales milestone payments and royalties in the mid to high single digits percentage on the commercial sales of any resulting product. In August 2017, the Company made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009. No milestone payments have been accrued to the Company under the ImmunoGen 2017 License.

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

The Company determined that the research license, the research services, the participation in the joint steering committee, and the technology improvements are not distinct from the development and commercialization license and therefore those performance obligations were combined into one combined performance obligation. The Company considered factors such as the limited economic benefits to ImmunoGen if the development and commercialization license was not obtained and the lack of sublicensing rights in the research license.

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the ImmunoGen Research Agreement. In December 2017, the Company entered into the ImmunoGen 2017 License arrangement and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018. The fair value of the consideration for the combined performance obligation was recognized as revenue over the research period that ended on June 30, 2018. As of December 31, 2018, neither company has further research obligations under the ImmunoGen Research Agreement.

The estimated total fair value of assets and services received was also $13.2 million, of which $12.7 million was allocated to the licenses received and was charged to research and development expense, with the remaining amount of $0.5 million allocated to the research services, joint research committee participation and technology improvements, which was expensed over the period of services provided.

The Company recognized revenue of $1.5 million and $12.5 million for the year ended December 31, 2018 and 2017, respectively. There was no revenue recognized for the year ended December 31, 2016.  As of December 31, 2018 and 2017, deferred revenue relating to the ImmunoGen Research Agreement was $0 and $0.7 million, respectively. As of both December 31, 2018 and 2017, no amount was due from ImmunoGen under the ImmunoGen Research Agreement.

CytomX Therapeutics, Inc.

Notes to Financial Statements

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson will use the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company had the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The research collaboration agreement continued in effect until the earlier of (i) the date that the Company exercises the option to acquire the license from MD Anderson and (ii) the expiration of the option period. The expenses related to this agreement were not material to the financial statements for the years ended December 31, 2018 and 2017. The Company decided not to exercise the option to extend the agreement and allowed it to expire on November 1, 2018.

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target and paid the Company $1.5 million. The option to select a fourth target lapsed in May 2016. Pfizer discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March 2018. In March 2018, Pfizer terminated the Pfizer Agreement. As such, the Company had no further performance obligations under this agreement following the termination of the Pfizer Agreement and recognized the remaining deferred revenue of $1.1 million during the first quarter of 2018.

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

The Company recognized revenue of $1.4 million, $1.9 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, deferred revenue relating to the Pfizer Agreement was $0 and $1.6 million, respectively. The amount due from Pfizer under the Pfizer Agreement was $0 and $13,000 as of December 31, 2018 and 2017, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the year ended December 31, 2018 (in thousands):

		Additions		Deductions
	Balance at 12/31/2017	ASC 606 Adoption Adjustment	Adjustment to Transaction Price from Performance Obligation Satisfied	Revenue Recognized from an Adjustment to Transaction Price During the Period	Revenue Recognized from Amounts Included in Contract Liability at the Beginning of the Period	Balance at 12/31/2018
Contract liabilities:
Deferred revenue	$305,263	$10,912	$21,000	$(11,718)	$(47,477)	$277,980

CytomX Therapeutics, Inc.

Notes to Financial Statements

Additions of $31.9 million consists of the ASC 606 adoption adjustment of $10.9 million and $21.0 million earned (net of the payment of an associated sublicense fee of $4.0 million to SGEN) resulting from the achievement of the IND milestone under the CD71 Agreement. The $21.0 million milestone payment is included in the transaction price in May 2018 and is being recognized over the research period of the CD71 Agreement. Of the $21.0 million, $11.7 million was recognized as revenue during the year ended December 2018 based on the estimated percentage completed to-date of the CD71 project. Deductions also includes $47.5 million of revenue recognized during the year ended December 31, 2018 that was included in the contract liability balance at the beginning of the period.

The Company estimates that the $278.0 million of deferred revenue related to the following contracts as of December 31, 2018 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•	The $23.2 million of deferred revenue related to the CD71 Agreement as of December 31, 2018 is expected to be recognized based on actual FTE effort and program progress until approximately April 2021.
•	The $4.7 million of deferred revenue related to the Discovery Agreement as of December 31, 2018 is expected to be recognized ratably until approximately April 2021.
•

The $40.7 million of deferred revenue related to the Amgen EGFR Products as of December 31, 2018 is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.

•	The $3.8 million of deferred revenue related to the Amgen Other Products as of December 31, 2018 is expected to be recognized ratably until approximately September 2023.
•	The $205.6 million of deferred revenue related to the BMS Agreement as of December 31, 2018 is expected to be recognized ratably until approximately April 2025.

10. License Agreement

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

In the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses of $0.6 million, $13.5 million and $2.1 million respectively, to UCSB under the provisions of the UCSB Agreement.  As of December 31, 2018 and 2017, the related accrued amounts included in the current liabilities were $3.2 million and $2.6 million, respectively.  These balances are estimates based on the latest discussion with UCSB on proposed revision to the terms of the sublicense fee calculation.

Royalty obligations

The Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice.

CytomX Therapeutics, Inc.

Notes to Financial Statements

11. Commitments and Contingencies

Operating Lease

On December 10, 2015, the Company entered into a lease (the “Lease”) with HCP Oyster Point III LLC (the “Landlord”) to lease approximately 76,000 rentable square feet of office and laboratory space located in South San Francisco, California for the Company’s new corporate headquarters.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at December 31, 2018 and 2017.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The future minimum lease payments for all of the Company’s facility leases are as follows (in thousands):

Year Ending December 31:
2019	$4,854
2020	4,990
2021	5,129
2022	5,273
2023 and beyond	21,109
Total	$41,355

Rent expense during the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $4.2 million and $1.8 million, respectively.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2018 and 2017, no dividends on common stock had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance, as follows:

	December 31,
	2018	2017
Options issued and outstanding	7,803,773	6,503,458
Shares available for future stock option grants	1,884,494	2,324,793
Shares available for future employee stock purchase plan	1,301,254	980,389
Total	10,989,521	9,808,640

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2018, 1,884,494 shares of common stock were available for future issuance under the 2015 Plan.

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

CytomX Therapeutics, Inc.

Notes to Financial Statements

Activity under the Company’s stock option plans is set forth below:

			Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2015	2,401,406	5,270,751	1.197
Options authorized	1,441,328	—	—
Options granted	(1,367,546)	1,356,546	13.234
Options exercised	—	(414,396)	1.549
Options forfeited	18,000	(54,155)	4.578
Balances at December 31, 2016	2,493,188	6,158,746	3.694
Options authorized	1,459,606	—	—
Options granted	(2,138,620)	2,138,620	13.566
Options exercised	—	(764,576)	4.140
Options forfeited	510,619	(1,029,332)	9.118
Balances at December 31, 2017	2,324,793	6,503,458	8.157
Options authorized	1,539,142		—
Options granted	(2,127,400)	2,127,400	24.654
Options exercised	—	(673,382)	6.172
Options forfeited	147,959	(153,703)	14.293
Balances at December 31, 2018	1,884,494	7,803,773	12.622	7.3	$40,901
Options Exercisable—December 31, 2018		4,520,806	7.853	6.3	$36,017
Options vested and expected to vest—December 31, 2018		7,803,773	12.622	7.3	$40,901

Information with respect to stock options outstanding and exercisable as of December 31, 2018 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$0.945 - $1.386	820,235	3.4	820,235	$1.174
$1.449 - $1.575	920,347	5.9	915,120	$1.545
$4.473 - $4.473	119,531	6.4	119,531	$4.473
$6.615 - $6.615	1,171,404	6.6	910,002	$6.615
$10.170 - $11.640	497,541	7.7	298,494	$10.715
$11.940 - $11.940	842,500	8.1	403,695	$11.940
$12.000 - $14.460	1,073,581	7.5	648,933	$14.172
$14.620 - $25.670	846,434	9.1	157,099	$18.574
$25.820 - $25.820	885,000	9.1	202,809	$25.820
$26.300 - $29.710	627,200	9.0	44,888	$26.740
	7,803,773	7.3	4,520,806	$7.853

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the underlying common stock as of December 31, 2018, 2017 and 2016, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2018, 2017 and 2016 was $14.6 million, $10.5 million and $4.6 million, respectively.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The options granted in the years ended December 31, 2018, 2017 and 2016 had a weighted-average per share grant-date fair value of $14.205, $8.207, and $8.936, respectively. At December 31, 2018, the unrecognized compensation expense with respect to options granted to employees was $34.6 million, and is expected to be recognized over 2.4 years.

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

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 63,920 shares and 67,746 shares of common stock under the ESPP in 2018 and 2017, respectively.

Shares available for future purchase under the ESPP were 1,301,254 at December 31, 2018. The compensation expense related to the ESPP was $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, there was $0.3 million and $0.1 million, respectively, of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$8,313	$5,161	$4,925
General and administrative	8,565	6,126	5,170
Total stock-based compensation expense	$16,878	$11,287	$10,095

Stock-based compensation expense for employees was $16.7 million, $11.0 million and $9.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Stock-based compensation expense for non-employees was $0.2 million, $0.3 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CytomX Therapeutics, Inc.

Notes to Financial Statements

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Expected volatility	65.6%-69.3%	69.1%-72.4%	76.4% – 83.5%	46.4%-70.5%	52.3%-63.8%	50.4% – 75.6%
Risk-free interest rate	2.5%-3.0%	1.7%-2.2%	1.2% – 2.1%	2.1%-2.6%	1.1%-1.5%	0.5% – 0.6%
Dividend yield	— %	— %	— %	— %	— %	— %
Expected term (in years)	4.7-4.9	4.9-5.3	5.3 – 5.9	0.5	0.5	0.5

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

14. Income Taxes

The Company derives its income only from the United States. The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$14,302	$—	$—
State	1	1	1
Total current	14,303	1	1
Deferred:
Federal	—	(514)	(20)
State	—	—	—
Total deferred	—	(514)	(20)
Provision for (benefit from) income taxes	$14,303	$(513)	$(19)

CytomX Therapeutics, Inc.

Notes to Financial Statements

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal taxes at statutory rate	21.0%	34.0%	34.0%
State tax, net of federal benefit	0.7%	7.6%	0.8%
Stock compensation	1.7%	2.3%	(0.6)%
Tax attributes subject to 382 limitation	0.0%	27.5%	0.0%
Tax credits	6.2%	2.7%	2.2%
Change in valuation allowance	(49.5)%	(9.3)%	(35.6)%
Change in deferreds due to rate change	0.0%	(58.6)%	0.0%
Other	(0.5)%	(5.0)%	(0.8)%
Total	(20.4)%	1.2%	0.0%

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax liabilities are set out below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net operating loss carryforwards	$15,468	$24,682	$24,528
Research and development credits	7,514	5,757	2,683
Intangible—in-process R&D	—	—	81
Deferred revenue	56,881	15,631	13,857
Accruals and deferred rent	1,955	1,256	1,335
Stock-based compensation	5,746	3,831	3,963
Other	39	32	1
Total gross deferred income tax assets	87,603	51,189	46,448
Less: valuation allowance	(86,466)	(50,791)	(46,137)
Deferred tax assets, net of valuation allowance	1,137	398	311
Fixed assets	(854)	(282)	(229)
In-process R&D	—	—	(595)
Intangible assets	(108)	(116)	—
Prepaid Expenses	(175)	—	—
Deferred tax liabilities	(1,137)	(398)	(824)
Net deferred income tax liabilities	$—	$—	$(513)

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2018, 2017 and 2016 was an increase of $35.7 million, $4.7 million and $21.1 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $65.6 million and $24.2 million, respectively, as of December 31, 2018, available to reduce future taxable income. The federal and state net operating loss carryforwards will begin to expire in 2034 and 2033, respectively, if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $5.7 million and $5.5 million, respectively, as of December 31, 2018 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits have no expiration date.

CytomX Therapeutics, Inc.

Notes to Financial Statements

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Under the Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) issued by the SEC staff in December 2017, it allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company had calculated its best estimate of the impact of the Tax Act in accordance with its understanding of the Tax Act and guidance available at the time. The tax rate decrease resulted in a reduction of $25.7 million in its deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets as at December 31, 2017, as substantially all of its U.S. deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance.  The deferred tax asset remeasurement as at December 31, 2017 was provisional because the Company continued to evaluate the impact of various domestic provisions of the Act as well as the impact of additional guidance that may be provided. In the fourth quarter of 2018, the Company completed its related analysis to determine the effect of the Tax Act.  No material adjustments were recorded based on completion of the related analysis as of December 31, 2018

In 2018, the Company adopted ASC 606 under the modified retrospective transition method and recorded a net transition adjustment of $10.9 million to accumulated deficit associated with the change in timing of income recognition for the Company’s collaboration agreements. The transition adjustment also resulted in a change to the deferred revenue related deferred tax balance, offset by an adjustment to the valuation allowance.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017 that resulted in 382 limitations. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations.  The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced but limited the full use in 2018. There may be further ownership changes after December 31, 2017. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards.

The Company had approximately $3.8 million and $4.3 million of unrecognized tax benefits as of December 31, 2018 and 2017, respectively, and approximately $1.0 million and $0, respectively, would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of the year	$4,320	$1,182	$666
Additions based on tax positions related to current year	1,166	521	23
Adjustment based on tax positions related to prior years	(1,730)	2,617	493
Balance at end of the year	$3,756	$4,320	$1,182

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2018, 2017 and 2016.

The Company files income tax returns in the United States, including California state jurisdiction. The tax years 2010 to 2018 remains open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2018, the Company is not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

CytomX Therapeutics, Inc.

Notes to Financial Statements

15. Related Party Transactions

One of the Company’s board members was affiliated with Third Rock Ventures, a greater than 10% stockholder of the Company in 2017. General and administrative expenses for board service fees incurred were $35,000 and $48,000 for the years ended December 31, 2017 and 2016, respectively. The amounts outstanding and included in accounts payable were $0 and $12,000 as of December 31, 2017 and December 31, 2016, respectively. This board member resigned in December 2017.

Revenues from related parties refer to the collaboration agreement with Pfizer, one of the Company’s stockholders. The Company recognized revenue of $2.2 million for the year ended December 31, 2016. As of December 31, 2016, deferred revenue relating to the Pfizer Agreement was $3.4 million. The amount due from Pfizer under the agreement was $0.1 million as of December 31, 2016. As of and during the year ended December 31, 2017, Pfizer owned less than 10% of the Company’s outstanding common stock and was no longer a related party for purposes of disclosure.

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2018, 2017 and 2016, the Company made contributions to the plan of $590,000, $255,000 and $201,000, respectively.

17. Supplementary Data – Quarterly Financial Data (Unaudited)

The following table represents certain unaudited financial information for each of the quarters ended December 31, 2018 and 2017:

	Three Months Ended
(in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$11,471	$12,509	$21,338	$14,184
Net income (loss)	$(32,233)	$(23,431)	$(13,447)	$(15,493)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.53)	$(0.35)	$(0.40)

	Three Months Ended
(in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$27,074	$24,144	$8,752	$11,653
Net income (loss)	$621	$(10,247)	$(25,216)	$(8,257)
Net loss per share attributable to common stockholders, basic and diluted	$0.02	$(0.28)	$(0.69)	$(0.23)

18. Subsequent Event

On January 31, 2019, BMS notified the Company that it was terminating certain targets in the BMS Agreement.  Such termination will become effective 60 days after the notification. As a result of such termination, the Company is no longer eligible to receive any further proceeds from milestones, royalties or research and development fees for these targets, and will accelerate revenue recognition for these targets.  The termination of these targets does not affect the BMS-986249 or the Amendment, which remains in full force and effect.  The Company is still in the process of evaluating the financial impact of these terminated targets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We entered into a consulting agreement (“the “Consulting Agreement”) with Dr. Hoyoung Huh effective December 30, 2018, pursuant to which Dr. Huh will serve as an advisor to the chief executive officer, providing consulting services on corporate governance, strategy and development and on scientific matters of the Company from time to time as requested but not to exceed 15 hours in any given month.  As compensation for his service, we agreed to pay Dr. Huh a rate of $500 per hour. In addition, we agreed to reimburse Dr. Huh for reasonable expenses incurred for the performance of his services.  The Consulting Agreement will expire on December 30, 2020 unless extended by mutual agreement between the parties.

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

(3)	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1
3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1
4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

4.4	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.4#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.5(a)#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.5(b)#	Amended and Restated Severance and Change of Control Agreement effective as of October 3, 2016, by and between CytomX Therapeutics, Inc. and Sean McCarthy, D. Phil.	10-K	3/2/2017	10.5(c)

10.6#	Separation Agreement, by and between CytomX Therapeutics, Inc. and Robert C. Goeltz, dated as May 15, 2017.	10-Q	8/7/2017	10.1

10.7#

Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, M.D.

		10-K	3/2/2017	10.7(c)

10.8#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of March 23, 2016, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.	10-Q	5/6/2016	10.2

10.9#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of May 15, 2017, by and between CytomX Therapeutics, Inc. and Debanjan Ray.	10-Q	8/7/2017	10.2

10.10#	Form of First Amendment to Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and certain of its officers.	8-K	3/7/2016	10.1

10.11#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.12†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.13†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.	S-1/A	10/2/2015	10.18

10.14†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol-Myers Squibb.	10-Q	5/5/2017	10.1

10.15†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.16†	Discovery Collaboration and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.18†	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.19	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1
10.20†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1
10.21†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of March 31, 2017.	10-Q	11/6/2018	10.2
10.22†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of January 3, 2018.	10-Q	11/6/2018	10.3
10.23†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.24†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.5
10.25†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.	10-Q	11/6/2018	10.6
10.26#	Severance and Change of Control Agreement and First Amendment to Severance and Change of Control Agreement effective as of May 16, 2018, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	8/8/2018	10.1

10.27#	Consulting Agreement between CytomX Therapeutics, Inc and Dr. Hoyoung Huh, effective as of December 30, 2018.				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

CYTOMX THERAPEUTICS, INC.

Date: February 27, 2019	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer

	By:	/s/ Debanjan Ray
	Name:	Debanjan Ray
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean A. McCarthy, D. Phil. and Debanjan Ray and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean A. McCarthy	President, Chief Executive Officer and Director	February 27, 2019
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Debanjan Ray	Chief Financial Officer	February 27, 2019
Debanjan Ray	(Principal Financial and Accounting Officer)

/s/ Matthew P. Young	Director	February 27, 2019
Matthew P. Young

/s/ Charles S. Fuchs, M.D., M.P.H.	Director	February 27, 2019
Charles S. Fuchs

/s/ Frederick W. Gluck	Director	February 27, 2019
Frederick W. Gluck

/s/ John A. Scarlett, M.D.	Director	February 27, 2019
John A. Scarlett, M.D.

/s/ James R. Meyers	Director	February 27, 2019
James Meyers