Form 10-Q
period 2019-03-31
CytomX Therapeutics, Inc.
filed 2019-05-09
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	CTMX	Nasdaq Global Select Market

As of April 30, 2019, the registrant had 45,311,464 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

•

the initiation, timing, progress and results of our ongoing clinical trials, research and development programs, preclinical studies, and regulatory submissions, including Investigational New Drug applications (“IND”), Clinical Trial Applications, New Drug Applications (“NDA”) and, Biologics License Applications (“BLA”);

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and the “Company” refer to CytomX Therapeutics, Inc.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$190,407	$247,577
Short-term investments	206,189	188,550
Accounts receivable	44	97
Prepaid expenses and other current assets	8,437	9,251
Total current assets	405,077	445,475
Property and equipment, net	7,369	6,934
Intangible assets, net	1,422	1,458
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use	27,404	—
Other assets	1,375	1,375
Total assets	$444,513	$457,108
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,511	$5,132
Accrued liabilities	22,567	26,724
Income tax payable	13,374	13,339
Deferred revenue, current portion	50,765	52,713
Total current liabilities	96,217	97,908
Deferred revenue, net of current portion	197,754	225,267
Operating lease liabilities - long term	27,008	—
Other long-term liabilities	963	3,050
Total liabilities	321,942	326,225
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2019 and December 31, 2018.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 45,157,652 and 45,083,209 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	451,613	445,956
Accumulated other comprehensive income (loss)	73	(93)
Accumulated deficit	(329,116)	(314,981)
Total stockholders' equity	122,571	130,883
Total liabilities and stockholders' equity	$444,513	$457,108

(1)	The condensed balance sheet as of December 31, 2018 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$29,485	$14,184
Operating expenses:
Research and development	36,376	22,458
General and administrative	9,674	7,356
Total operating expenses	46,050	29,814
Loss from operations	(16,565)	(15,630)
Interest income	2,496	1,375
Other expense	(61)	(140)
Loss before income taxes	(14,130)	(14,395)
Provision for (benefit from) income taxes	(6)	1,098
Net loss	$(14,124)	$(15,493)
Net loss per share, basic and diluted	$(0.31)	$(0.40)
Shares used to compute net loss per share, basic and diluted	45,122,456	38,647,878
Other comprehensive income (loss):
Changes in unrealized gain (loss) on short-term investments, net of tax	155	(134)
Impact of adoption of new accounting pronouncement	11	—
Comprehensive loss	$(13,958)	$(15,627)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity

Balance at December 31, 2018	45,083,209	$1	$445,956	$(93)	$(314,981)	$130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	-	-	-	11	(11)	-
Exercise of stock options	74,443	-	465	-	-	465
Stock-based compensation	-	-	5,192	-	-	5,192
Other comprehensive income	-	-	-	155	-	155
Net loss	-	-	-	-	(14,124)	(14,124)
Balance at March 31, 2019	45,157,652	$1	$451,613	$73	$(329,116)	$122,571

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Deficit

Balance at December 31, 2017	38,478,560	$1	$289,454	$(94)	$(219,465)	$69,896
Impact of adoption of new accounting pronouncement - ASC 606	-	-	-	-	(10,912)	(10,912)
Exercise of stock options	425,139	-	2,602	-	-	2,602
Stock-based compensation	-	-	3,688	-	-	3,688
Other comprehensive loss	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(15,493)	(15,493)
Balance at March 31, 2018	38,903,699	$1	$295,744	$(228)	$(245,870)	$49,647

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,124)	$(15,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	36	36
Depreciation and amortization	617	376
Accretion of discounts on investments	(713)	(261)
Stock-based compensation expense	5,192	3,688
Changes in operating assets and liabilities
Accounts receivable	53	10,058
Prepaid expenses and other current assets	814	(1,122)
Other assets	-	(20)
Accounts payable	5,162	1,115
Accrued liabilities, income tax payable and other long-term liabilities	(6,605)	1,145
Deferred revenue	(29,461)	(14,134)
Net cash used in operating activities	(39,029)	(14,612)
Cash flows from investing activities:
Purchases of property and equipment	(1,835)	(751)
Purchases of short-term investments	(62,317)	(48,132)
Maturities of short-term investments	45,546	25,500
Net cash used in investing activities	(18,606)	(23,383)
Cash flows from financing activities:
Proceeds from exercise of stock options	465	2,602
Net cash provided by financing activities	465	2,602
Net decrease in cash, cash equivalents and restricted cash	(57,170)	(35,393)
Cash, cash equivalents and restricted cash, beginning of period	248,494	178,465
Cash, cash equivalents and restricted cash, end of period	$191,324	$143,072

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	245	391

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapeutics. The Company is pioneering a novel class of investigational antibody therapeutics, based on its Probody™ therapeutic technology platform for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows.

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$190,407	$247,577	$142,155	$177,548
Restricted cash - non-current assets	917	917	917	917
Total	$191,324	$248,494	$143,072	$178,465

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term investments represent the only component of other comprehensive income (loss) that is excluded from the reported net loss.

Revenue Recognition

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for the Company’s technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.  The Company assesses whether the promises in its arrangements with customers are considered as distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to the Company’s intellectual property is distinct from the research and development services or participation on steering committees.

The Company’s collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development; upon submission for marketing approval of a covered product with regulatory authorities; or upon receipt of actual marketing approvals of a covered product or for additional indications. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting date, the Company re-evaluates whether the related milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

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

The transaction price in each arrangement is allocated to the identified performance obligations based on the relative standalone selling price (“SSP”) of each distinct performance obligation, which requires judgment. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs. Due to the early stage of the Company’s licensed technology, the license of such technology is typically combined with research and development services and steering committee participation as one performance obligation.  In the event that the Company receives non-cash consideration such as consideration in the form of a research license and research support services from the counterparty, the transaction price of a non-monetary exchange that has commercial substance is estimated based on the fair value of the non-cash consideration received, which may be determined through a valuation analysis.

In certain cases, the Company’s performance creates an asset that does not have an alternative use to the Company and the Company has an enforceable right to payment at all times for performance completed to date.  In these cases, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Contract Balances

Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company satisfies its performance obligations under the arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Research and Development Expenses

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

In January, 2019, the Company acquired certain technology know-how that is complementary to the Company’s proprietary Probody technology, for $5.0 million.  This technology will be utilized with certain of the Company’s discovery stage projects, and accordingly the $5.0 million is recorded as research and development expense for the three months ended March 31, 2019.

Stock-based Compensation

The Company recognizes compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. The Company records forfeitures as they are incurred. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

The Company estimates the fair value of its stock-based awards using the Black-Scholes option-pricing model, which requires the input of assumptions. The assumptions are as follows:

•

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term of the ESPP shares is equal to the six-month look-back period.

•

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

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury whose term was consistent with expected term of the Company’s stock options.
•	Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on our common stock.

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s balance sheet.  ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.  The operating lease ROU assets also include any lease prepayments made and reduced by lease incentives. The Company’s lease terms may include options to extend the lease when it is reasonably certain that such option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term.  The Company’s operating lease arrangement includes lease and non-lease components which are generally accounted for separately. See Note 9, Leases

Adopted Accounting Pronouncements

Leases

The Company adopted the Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) on January 1, 2019, using the modified retrospective approach. This new standard amends the guidance for the accounting and disclosure of leases and requires that lessees recognize on the balance sheet the assets and liabilities that arise from leases, including leases classified as operating leases under current GAAP, and disclose qualitative and quantitative information about leasing arrangements. In July 2018, the Financial Accounting Standard Board (“FASB”) further amended this standard to allow for a new transition method that provides the option to use the effective date as the date of initial application.  The Company has elected such option and accordingly the comparative periods are not recast.

The Company has also elected the package of practical expedients permitted under the new standard, or ASC 842.  Accordingly, the Company continues to account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company also elected the short-term lease practical expedients allowed under the standard. As a result of the adoption of ASC 842, the Company recorded a right-of-use asset of $28.0 million and a lease liability $30.1 million on January 1, 2019.  This standard does not have material impact on the Company’s results of operations or cash flows.  See Note 9, Leases.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  The amendments in this ASU provides clarifications to: 1) determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers; 2) presentation on statement of cash flows for sales-type and direct financing leases specifically for lessors that are depository and lending institutions; 3) certain exceptions to the transition disclosures requirements related to Topic 250, Accounting Changes and Error Corrections upon adoption of Topic 842.  The Company does not expect the transition guidance in (1) and (2) above to have a material impact on its financial statements.  Also, the adoption of transition guidance (3) did not have a material impact on its current period financial statements.

Reclassification of Certain Tax Effects

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this standard on January 1, 2019.  There was no material impact on its financial statement upon adoption of this ASU and the Company recorded an increase in other comprehensive income of $11,000 against its retained earnings upon the adoption.

Nonemployee Share-Based Payment

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this standard on January 1, 2019.  There was no material impact on its financial statements upon the adoption of this ASU.

Recent Accounting Pronouncements

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

3. Net Loss Per Share

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

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	8,962,799	7,199,679
Total	8,962,799	7,199,679

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash, and U.S. government bonds that are included in short-term investments.

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

		March 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$175,738	$—	$—	$175,738
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	206,058	131	—	206,189
Total		$382,713	$131	$—	$382,844

As of March 31, 2019, no securities have contractual maturities of longer than one year.

		December 31, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$226,979	$—	$—	$226,979
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	188,616	—	(66)	188,550
Total		$416,512	$—	$(66)	$416,446

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(in thousands)
Research and clinical expenses	$14,613	$18,520
Payroll and related expenses	3,469	6,585
Legal and professional expenses	1,393	830
Operating lease liabilities - short term	2,544	-
Other accrued expenses	548	789
Total	$22,567	$26,724

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
AbbVie	$2,948	$2,671
Amgen	1,035	1,255
BMS	25,502	8,168
ImmunoGen	-	735
Pfizer	-	1,355
Total Revenue	$29,485	$14,184

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

The Company has determined that the CD71 Agreement and Discovery Agreement with AbbVie should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed.

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

The total transaction price upon adoption of ASC 606 on January 1, 2018 of $39.8 million consists of $30.0 million in upfront payments, $14.0 million milestone payment received (net of the payment of an associated sublicense fee of $1.0 million to SGEN) less $4.2 million of estimated sublicense fees. The upfront payments under the AbbVie Agreements are allocated between the two performance obligations based on the estimated relative standalone selling prices. The $30.0 million of upfront payments is allocated $20.0 million to the CD71 Agreement, with the remaining $10.0 million allocated to the Discovery Agreement. The $14.0 million milestone payment received (net of the payment of an associated sublicense fee of $1.0 million to SGEN) and estimated sublicense fees of $4.2 million are allocated to the CD71 Agreement performance obligation as they are directly related to the development of the CD71 Probody therapeutic.

In May 2018, the Company earned a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). The $21.0 million milestone payment was included as part of the transaction price in May 2018 and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of March 31, 2019.

The Company is obligated to make sublicense payments under the sublicense agreement with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), as amended, equal to 5% of certain upfront and milestone payments owed to or received by the Company. As of March 31, 2019 and December 31, 2018, the Company recorded a liability of $1.0 million and $1.1 million, respectively, representing the sublicense fee payable to UCSB under the CD71 Agreement.  The $1.0 million liability on March 31, 2019 was paid in April 2019 after the Company and UCSB entered into Amendment No.3 to the Exclusive License Agreement. See Note 11, Subsequent Event.

Of the $39.8 million total transaction price, the Company recognized the initial transaction price of $29.8 million allocated to the CD71 Agreement performance obligation using a cost-based input measure. In applying the cost-based input method, revenue is recognized based on actual full-time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours as the Company completes its combined performance obligation over the five-year service period.  As the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie, the initial transaction price of $10.0 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five years.

The Company recognized revenue of $2.9 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.  related to the AbbVie Agreements. As of March 31, 2019 and December 31, 2018, deferred revenue related to the CD71 Agreement performance obligation was $20.7 million and $23.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $4.2 million and $4.7 million, respectively. As of both March 31, 2019 and December 31, 2018, no amount was due from AbbVie under the CD71 and Discovery Agreements.

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

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a Probody T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). The Company is responsible for early-stage development of EGFR Products and all related costs up to certain pre-set costs and certain limits based on clinical study size. Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of March 31, 2019 and December 31, 2018, the Company recorded a liability of $1.9 million and $2.1 million, respectively, representing the sublicense fee payable to UCSB.  The $1.9 million liability on March 31, 2019 was paid in April 2019 after the Company and UCSB entered into the Amendment No.3 to the Exclusive License Agreement. See Note 11, Subsequent Event.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows.   The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price as of March 31, 2019.

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations.  The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service period.  In the fourth quarter of 2018, the JSC discontinued work on two molecules that did not meet required research criteria.  Pre-clinical evaluation of additional molecules is ongoing as part of the candidate identification phase of the EGFR project, and as a result, there was a change in estimate of the projected costs and research service period to seven years during the fourth quarter of 2018.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $1.0 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, related to the Amgen Agreement. As of March 31, 2019 and December 31, 2018, deferred revenue related to the EGFR Products performance obligation was $39.8 million and $40.7 million, respectively. As of March 31, 2019 and December 31, 2018 deferred revenue related to the Amgen Other Products performance obligation was $3.6 million and $3.8 million, respectively. As of March 31, 2019 and December 31 2018, no amount was due from Amgen under the Amgen Agreement.

Bristol-Myers Squibb Company

On May 23, 2014, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s Probody therapeutic technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, the Company granted BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets. BMS had additional rights to substitute up to two collaboration targets within three years of the effective date of the BMS Agreement. These rights expired in May 2017. Each collaboration target had a two-year research term and the two additional targets had to be nominated by BMS within five years of the effective date of the BMS Agreement. The research term for each collaboration target could be extended in one year increments up to three times.

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

The Company determined that the license, the Company’s research services and expertise related to the development of the product candidates should be combined with the research services and participation in the joint research committee as one combined performance obligation. The Company concluded that, at the inception of the agreement, BMS’ options for the third and fourth targets were not material rights and not performance obligations. As such, each option was accounted for as a separate arrangement upon exercise. Additionally, the Company considered whether the services performed for each target should be considered as separate performance obligations and concluded that all targets should be accounted for as one combined performance obligation. The Company received an upfront payment of $50.0 million from BMS in July 2014. In January and December 2016, BMS selected the third and fourth targets, respectively, and paid the Company $10.0 million and $15.0 million, respectively, pursuant to the terms of the BMS Agreement. In December 2016, BMS selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to the Company. In November 2017, the Company recognized a $10.0 million milestone payment from BMS upon approval of the investigational new drug application for the CTLA-4-directed Probody therapeutic.

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

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price as of March 31, 2019. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

During the first quarter of 2019, BMS terminated pre-clinical activities on three of the first four collaboration targets selected under the BMS Agreement.  The first and second targets under the BMS Agreement were combined into a single performance obligation. The Company determined that termination of pre-clinical activities on the second target does not impact the Company’s continuing obligation to BMS for the first target, CTLA-4, as it is still being actively developed by BMS.  Therefore, the Company concluded that it will continue to amortize the related deferred revenue over the original performance period. The Company has determined that upon the termination of pre-clinical activities on the third and the fourth collaboration targets selected by BMS in January and December of 2016, respectively, under the BMS Agreement, it has no further obligations and is no longer eligible to receive any further proceeds from milestones, royalties or research and development fees for such targets.  As a result, the Company accelerated recognition of all of the related deferred revenue of the third and the fourth targets upon the effective date of termination and recognized $17.4 million in the first quarter of 2019.

The Company recognized revenue of $25.5 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019 and December 31, 2018, deferred revenue relating to the BMS Agreement was $180.2 million and $205.6 million, respectively. The amount due from BMS under the BMS Agreement was $44,000 and $0.1 million as of March 31, 2019 and December 31, 2018, respectively.

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

In consideration for the ImmunoGen 2017 License, the Company is entitled to receive up to $30.0 million in development and regulatory milestone payments, up to $50.0 million in sales milestone payments and royalties in the mid-single digit percentage on the commercial sales of any resulting product. For the CX-2009 License, the Company is obligated to pay ImmunoGen up to $60.0 million in development and regulatory milestone payments and up to $100.0 million in sales milestone payments and royalties in the mid to high single digits percentage on the commercial sales of any resulting product. In August 2017, the Company made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009. No milestone payments have been accrued to the Company under the ImmunoGen 2017 License.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the ImmunoGen Research Agreement. In December 2017, the Company entered into the ImmunoGen 2017 License arrangement and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018. The fair value of the consideration for the combined performance obligation was recognized as revenue over the research period that ended on June 30, 2018. As of March 31, 2019 and December 31, 2018, neither company has further research obligations under the ImmunoGen Research Agreement.

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

The Company recognized revenue of $0 and $0.7 million for this target for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, there was no deferred revenue relating to the ImmunoGen Research Agreement. As of both March 31, 2019 and December 31, 2018, no amount was due from ImmunoGen under the ImmunoGen Research Agreement.

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

The Company recognized revenue of $0 and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, there was no deferred revenue relating to the Pfizer Agreement. As of both March 31, 2019 and December 31, 2018, the amount due from Pfizer under the Pfizer Agreement was $0.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the three months ended March 31, 2019:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$277,980	$—	$(29,461)	$248,519

There were no additions to deferred revenue during the first quarter of 2019.  Deductions of $29.5 million represents revenue recognized, including the accelerated recognition of deferred revenue of $17.4 million due to termination of certain targets by BMS, in the three months ended March 31, 2019 that was included in the contract liability balance at the beginning of the period.

The Company estimates that the $248.5 million of deferred revenue related to the following contracts as of March 31, 2019 to be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•	The $20.7 million of deferred revenue related to the CD71 Agreement as of March 31, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately April 2021.
•	The $4.2 million of deferred revenue related to the Discovery Agreement as of March 31, 2019 is expected to be recognized ratably until approximately April 2021.
•

The $39.8 million of deferred revenue related to the Amgen EGFR Products as of March 31, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.

•	The $3.6 million of deferred revenue related to the Amgen Other Products as of March 31, 2019 is expected to be recognized ratably until approximately September 2023.
•	The $180.2 million of deferred revenue related to the BMS Agreement as of March 31, 2019 is expected to be recognized ratably until approximately April 2025.

7. UCSB License Agreement

The Company has an exclusive, worldwide license agreement with UCSB (the “UCSB Agreement”), relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering Probody antibodies and other pro-proteins.

Pursuant to the UCSB Agreement, the Company is obligated to (i) make royalty payments to UCSB on net sales of its products covered under the agreement, subject to annual minimum amounts, (ii) make milestone payments to UCSB upon the occurrence of certain events, (iii) make a milestone payment to UCSB upon occurrence of an IPO or change of control, and (iv) reimburse UCSB for prosecution and maintenance of the licensed patents. If the Company sublicenses its rights under the UCSB Agreement, it is obligated to pay UCSB a percentage of the total sublicense revenue received, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company and other permitted deductions. As part of the UCSB Agreement, the Company has annual minimum royalty obligations of $150,000 under the terms of certain exclusive licensed patent rights.  The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice.

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

During the three months ended March 31, 2019 and 2018, the Company did not incur any material sublicense fee under the provisions of the UCSB Agreement.  In April 2019, the Company entered into Amendment No.3 to the UCSB Agreement (the “Amendment No.3”) with UCSB to, among other things, clarify and adjust the sublicense terms of this UCSB Agreement.  As a result of the Amendment No.3, the Company is required to pay an additional annual maintenance fee of $750,000 from April 2019 through 2031.  See Note 11, Subsequent Event.

8. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the three months ended March 31, 2019 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2018	7,803,773	$12.622
Options granted	2,103,883	14.736
Options exercised	(74,443)	6.240
Option forfeited/expired	(61,025)	17.894
Balances at March 31, 2019	9,772,188	13.093
Options exercisable at March 31, 2019	4,854,438	$8.558

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Stock-based compensation expense:
Research and development	$2,642	$1,808
General and administrative	2,550	1,880
Total stock-based compensation expense	$5,192	$3,688

9. Leases

Operating Lease

On December 10, 2015, the Company entered into a lease (the “2016 Lease”) with HCP Oyster Point III LLC (the “Landlord”) to lease approximately 76,000 rentable square feet of office and laboratory space located in South San Francisco, California for the Company’s new corporate headquarters.

The term of the Lease commenced on October 1, 2016. The 2016 Lease has an initial term of ten years from the commencement date, and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the 2016 Lease.

The Lease provided for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months was approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company utilized the full amount of the one-time improvement allowance of $12.6 million, of which $2.3 million is recoverable by the landlord through an increase rent which continues through the expiration of the initial lease term.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at March 31, 2019 and December 31, 2018, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense for both the three months ended March 31, 2019 and 2018 was $1.3 million.

Supplemental information related to leases are as follows:

Three Months Ended
March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,205

March 31, 2019
(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$27,404
Current operating lease liabilities	2,544
Non-current operating lease liabilities	27,008
Total operating lease liabilities	$29,552

Weighted-average remaining lease term (in years)
Operating lease	7.61
Weighted-average discount rate
Operating lease	8.25%

March 31, 2019
(in thousands)
Maturity of operating lease liabilities
2019	$4,888
2020	5,025
2021	5,165
2022	5,309
2023 and beyond	19,763
Total lease payments	40,150
Less imputed interest	(10,598)
Present value of lease liabilities	$29,552

10. Income Tax Expense

The Company recorded an income tax benefit of $6,000 and income tax expense of $1.1 million during the three months ended March 31, 2019 and 2018, respectively. The income tax benefit for the three months ended March 31, 2019 was as a result of an unrealized gain on the available for sale securities recorded in other comprehensive income during the period. The income tax expense during the three months ended March 31, 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the BMS Amendment entered into in March 2017.  The Company’s effective tax rate was 0.04% and (7.63)% for the three months ended March 31, 2019 and 2018, respectively.  The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of March 31, 2019.

11.  Subsequent Event

On April 2, 2019, the Company, entered into Amendment No.3 to the UCSB Agreement with UCSB to adjust and clarify certain sublicense terms (the “Amendment No.3”).  In connection with the entry into the Amendment No.3, the Company issued to UCSB 150,000 shares of CytomX common stock, pursuant to a Securities Issuance Agreement, dated April 2, 2019, by and between CytomX and UCSB.

Under the terms of the Amendment No.3, the Company and UCSB agreed to modify the Company’s obligation to pay UCSB a percentage of sublicense revenues to be earned in the future on existing and new collaboration agreements. In particular, the Amendment No.3 adjusts the definition of sublicense revenues, which includes up-front fees, sublicense maintenance fees, milestone payments or other sublicense revenues (other than royalties) and modifies the Company’s payment obligation for pre-clinical stage sublicenses going forward by potentially lowering the sublicense revenue payment to UCSB based on the contribution of intellectual property from each party. In exchange, the Company agreed to make an upfront payment of $1,000,000 as well as additional annual license maintenance fees of $750,000 through 2031.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Forms 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019.

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

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting programmed cell death ligand 1 (“PD-L1”), a clinically and commercially validated immuno-oncology target. CX-072 is designed to uncouple the anti-cancer activity of PD-L1 inhibitors from the associated autoimmune toxicities by inhibiting PD-L1 in the tumor microenvironment with minimal engagement in healthy tissue.  We are currently evaluating CX-072 in a Phase 1/2 study that we call PROCLAIM-CX-072. This study is designed to assess the safety, activity, and translational biology of CX-072 as a single agent and in combination with other anticancer therapies. We disclosed initial clinical proof of concept data on CX-072 at various oncology conferences in 2018 and we disclosed additional clinical safety and efficacy data on CX-072 at a Research and Development Day hosted by CytomX management  in February 2019 (the “CytomX R&D Day”).

Our second most advanced product candidate is CX-2009, a wholly owned Probody Drug Conjugate directed against CD166, a novel drug target.  Probody Drug Conjugates are unique, CytomX-designed Probody therapeutic versions of a class of drugs called Antibody Drug Conjugates (ADCs), which are antibodies that have been conjugated to a small molecule cytotoxic agent via a chemical linker.   Because our Probody therapeutics are designed to minimize binding of potent anti-cancer therapy to normal tissues, we believe we can address a new class of targets with attractive molecular features that were previously unsuitable because of high expression on normal tissues. CD166 is an example of this kind of target. CD166 is highly and homogenously expressed in multiple different tumors types, which makes it an attractive target for a Probody drug conjugate therapeutic; however, the high expression of CD166 on normal tissues makes this a difficult target to drug with a traditional ADC.  CX-2009 is currently in the dose escalation portion of a Phase 1/2 study. We disclosed initial clinical data on CX-2009 at the CytomX R&D Day and additional data at the American Academy of Cancer Research conference in April 2019.

In addition to our wholly owned programs, we have entered into several strategic collaborations with leading oncology-focused pharmaceutical companies, such as AbbVie Inc., through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”) and Bristol-Myers Squibb Company (“BMS”). The most advanced program from our partnerships is a BMS-986249, a CTLA-4 Probody therapeutic, which BMS is currently advancing in a Phase 1/2 clinical trial.  We are also treating patients in a Phase 1/2 clinical study for CX-2029, a PDC targeting the novel and highly expressed target, CD71 that we have partnered with AbbVie.  We have also extended our Probody platform to the T-cell engaging bispecific modality. Our most advanced program in this modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific, which is currently in lead optimization stage, and which we are developing in partnership with Amgen.

We are currently conducting clinical trials for three product candidates derived from our Probody platform.  Our partner, BMS is conducting a clinical trial for a fourth product candidate derived from our Probody platform.  We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $14.1 million and $15.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $329.1 million and $315.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of ASC 842, Leases, there have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), using the modified retrospective approach. We determine if an arrangement is or contains a lease at inception. Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities in our balance sheet.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  We use an implicit rate when readily available, or our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.  The operating lease ROU assets also include any lease prepayments made and exclude lease incentives. Our lease terms may include options to extend the lease when it is reasonably certain that such option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term.  Our operating lease arrangement includes lease and non-lease components which are generally accounted for separately. See Note 9, Lease.

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of our collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of our collaboration agreement with AbbVie, we received a sublicense to these intellectual property rights and therefore pay SGEN sublicense fees. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

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

Other Expense

Other expense consists primarily of changes to currency exchange rates.

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

Results of Operations

For the Three Months Ended March 31, 2019 and 2018

Revenues

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Total revenues	$29,485	$14,184	$15,301

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
AbbVie	$2,948	$2,671	$277
Amgen	1,035	1,255	(220)
BMS	25,502	8,168	17,334
ImmunoGen	—	735	(735)
Pfizer	—	1,355	(1,355)
Total Revenue	$29,485	$14,184	$15,301

The increase in revenue of $15.3 million for the current period compared to the corresponding period in 2018 was primarily due to the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under our Collaboration and License BMS Agreement with BMS (the “BMS Agreement”) partially offset by decreases in revenue from ImmunoGen and Pfizer.

The decrease in revenue from ImmunoGen of $0.7 million for the current period compared to the corresponding period in 2018 was due to the completion of the related research term in June 2018 under our Research Collaboration Agreement with Immunogen (the “Immunogen Research Agreement”).

The decrease in revenue from Pfizer of $1.3 million for the current period compared to the corresponding period in 2018 was due to termination of our Research Collaboration, Option and License Agreement with Pfizer Inc. in March 2018.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Research and development expenses	$36,376	$22,458	$13,918

Research and development expenses increased $13.9 million during the current period compared to the corresponding period in 2018. The increase was attributable to a $5.0 million charge for an acquired technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the current period, an increase of $2.5 million in expenses related to laboratory contracts and services and laboratory supplies and equipment, an increase of $2.1 million in clinical related expenses resulting from increased clinical trial activities, an increase of $3.4 million in personnel-related expenses due to an increase in headcount, and an increase of $0.8 million in the allocation of information technology and facilities related expenses resulting from an increase in headcount.

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
External costs incurred by product candidate (target):
CX-072 (PD-L1)	$4,786	$4,075	$711
CX-2009 (CD166)	5,443	2,621	2,822
CX-2029 (CD71)	3,099	2,105	994
Other wholly owned and partnered programs	2,479	3,283	(804)
General research and development expenses	8,122	2,136	5,986
	23,929	14,220	9,709
Internal Costs	12,447	8,238	4,209
Total research and development expenses	$36,376	$22,458	$13,918

The decrease in “Other wholly owned and partnered programs” for the current period compared to the corresponding period of 2018 was primarily due to reduced activities for such programs.  The increase in general research and development expenses for the current period compared to the corresponding period of 2018 was primarily due to a $5.0 million charge for an acquired technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the current period. The increase in other categories of external costs for the current period was due primarily to increases in laboratory contracts and services and clinical trial expenses related to CX-072, CX-2009 and CX-2029 Phase 1/2 clinical development. The increase in internal costs for the current period was primarily due to increase in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
General and administrative expenses	$9,674	$7,356	$2,318

General and administrative expense increased $2.3 million during the current period compared to the corresponding period in 2018. The increase was primarily attributable to an increase of $1.8 million in personnel-related expense due to an increase in headcount, and an increase of $0.5 million in consulting and professional services primarily due to an increase in tax and accounting compliance activities.

Interest Income and Other Expense

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Interest income	$2,496	$1,375	$1,121
Other expense	(61)	(140)	79
Total Interest income and other expense	$2,435	$1,235	$1,200

Interest Income

Interest income increased $1.1 million during the current period compared to the corresponding period in 2018. The increase was primarily attributable to an increase in interest earned on our short-term investments due to an overall increase in our cash and cash equivalents position resulting from the common stock offering completed in July 2018.

Other Expense

Other expense decreased $0.1 million during the current period compared to the corresponding period in 2018. The decrease was primarily attributable to a decrease in foreign currency losses resulting from the strengthening of the U.S. dollar against the Euro and British Pound Sterling.

Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Provision for (benefit from) income taxes	$(6)	$1,098	$(1,104)

Provision for income taxes decreased by $1.1 million during the current period compared to the corresponding period in 2018.  The income tax benefit of $6,000 for the current period resulted from an unrealized-gain on the available for sale securities recorded in other comprehensive income during the period. The income tax expense of $1.1 million for the corresponding period in 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the BMS Amendment entered into in March 2017.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $396.6 million and an accumulated deficit of $329.1 million, compared to cash, cash equivalents and short-term investments of $436.1 million and an accumulated deficit of $315.0 million as of December 31, 2018. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In July 2018, we issued 5,867,347 shares of our common stock at a price of $24.50 per share, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for net proceeds of $134.6 million.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(39,029)	$(14,612)
Net cash used in investing activities	(18,606)	(23,383)
Net cash provided by financing activities	465	2,602
Net decrease in cash, cash equivalents and restricted cash	$(57,170)	$(35,393)

Cash Flows from Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $39.0 million, which consisted of a net loss of $14.1 million, adjusted by non-cash charges of $5.1 million and a net decrease of $30.0 million in our net operating assets. The non-cash charges primarily consist of $5.2 million in stock-based compensation and $0.6 million in depreciation and amortization, partially offset by $0.7 million in accretion of discounts on our short-term investments. The change in our net operating assets and liabilities was primarily due to a decrease of $29.5 million in deferred revenue resulting primarily from the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the BMS Agreement and recognition of upfront fees and milestone payments under ASC606 pursuant to our collaborative agreements, and a decrease of $6.6 million in accrued liabilities. These decreases were partially offset by an increase of $5.2 million in accounts payable due to the timing of certain payments and a decrease of $0.8 million in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash used in investing activities was $18.6 million, which consisted of $62.3 million used in the purchase of short-term investments and $1.8 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $45.5 million in proceeds received upon the maturity of marketable securities.

During the three months ended March 31, 2018, cash used in investing activities was $23.4 million, which consisted of $48.1 million used in the purchase of short-term investments and $0.8 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $25.5 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the three months ended March 31, 2019 and 2018, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options.

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Following our entry into Amendment No. 3 to the UCSB Agreement in April 2019, we are obligated to pay an additional annual license maintenance fee of $750,000 from April 2019 through 2031.  See Part I. Item I. Notes to Condensed Financial Statements, Note 11. Subsequent Event for further details.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $396.6 million as of March 31, 2019 and cash, cash equivalents and short-term investments of $436.1 million as of December 31, 2018, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of March 31, 2019, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $329.1 million and $315.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2019, we had $396.6 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we advance into later trials and new trials for other programs. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

We could find that the therapeutics we or our collaborators pursue are not safe or efficacious.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072, CX-2009 and CX-2029). For example, in June 2018 we announced initial clinical data on CX-072 at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) and in February 2019 we announced updated clinical data regarding CX-072 and our first clinical data on CX-2009. While CX-072 has generally been well tolerated to date, there can be no guaranty that unexpected adverse events will not occur later in this trial or in other trials involving our product candidates or the product candidates of our collaborators. The data described at ASCO show that the administration of monotherapy CX-072 was generally well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. However, Grade 3/4 TRAEs were reported in two patients (neutropenia and thrombocytopenia in a patient with thymic cancer (3 mg/kg) and transaminase elevation in a patient with breast cancer (30 mg/kg)) but both events were successfully managed with therapeutic intervention including steroids and discontinuation of CX-072.  In addition, the results showed that the administration of CX-072 in combination with ipilimumab was generally well tolerated with the majority of TRAEs as Grade 1/2.  Of the 16 treated patients, five (31%) reported a Grade 3/4 TRAE, a rate similar to that reported previously for 3 mg/kg ipilimumab monotherapy. These events included: Grade 3 colitis (n=1), Grade 3 dyspnea/pneumonitis (n=1), Grade 3 headache/Grade 3 hyponatremia (n=1), and Grade 3 amylase/Grade 4 lipase (n=1).  A Grade 3 TRAE in one patient was designated as non-treatment related post data cutoff. A dose limiting toxicity of Grade 3 dyspnea was reported in one patient. On October 22, 2018, we presented follow-up data at the 2018 Annual Meeting of the European Society of Medical Oncology in Munich, Germany.  In this presentation, we also disclosed initial data on immune related adverse events (irAE) and infusion related reactions (IRR).  Of the 46 patients treated, 3 (7%) developed Grade 3/4 irAEs and 2 (4%) developed Grade 3/4 IRRs.  Of the 20 patients treated in the combination with ipilimumab, 2 (10%) developed Grade 3/4 irAEs and 0 (0%) developed Grade 3/4 IRRs.

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

In the event that our clinical trials or the clinical trials of our collaborators reveal these or other adverse side effects, our trials or the clinical trials of our collaborators could be suspended or terminated and the FDA or comparable foreign regulatory authorities could impose a clinical hold, order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, in our Phase 1/2 clinical trial of CX-2009, some patients have ceased treatment due to ocular toxicity.  While we are using ocular toxicity prophylactic measures in our dose optimization phase, we cannot be assured that such measures will be effective. In addition, any of these occurrences with respect to one of our product candidates could negatively affect our or any collaborator’s ability to enroll patients and seek regulatory approval for other product candidates that we have developed using our Probody platform, which could also result in a collaborator terminating any program utilizing our Probody platform and the termination of such collaborative relationship. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

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

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probody therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probody therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probody therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time.  Many specific elements of Probody therapeutic function may contribute their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually masked antibody, the removal of both masks from the dually masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target.  We have no direct structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as ADA, that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions.  For example, we reported in February 2019 that in our ongoing CX-072 trial at the 10 mg/kg dose, the anti-drug antibody (“ADA”) rate was approximately 62%. Across all dose levels, including lower dose levels in our trial, the rate is approximately 77% at the data cutoff. We do not believe ADA is impacting our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events.  Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

We believe the only clinical experience that the FDA and foreign regulatory authorities have with Probody-based therapeutics in oncology comes from CX-072, CX-2009, CX-2029 and BMS-986249.  We believe that the FDA and foreign regulatory authorities, have no clinical experience in other disease areas, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our Probody technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including CX-072 and BMS-986249) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, BMS, ImmunoGen, Pfizer and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration and in January 2019, BMS terminated its programs for three targets it had selected under our agreement with them. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses.  If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborator may terminate the relevant agreement.

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

Since commencing operations, we have entered into several collaboration agreements, including the Amgen Agreement that we entered into with Amgen in September 2017. From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072, CX-2009, CX-2029, BMS-986249 and any of our other product candidates or those of our collaborators. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-

party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We evaluated the impact of ASU 2014-09 on our financial statements and adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had high and low sales prices in the range of $9.01 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our collaborators;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any existing or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

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

Each of our executive officers is entitled to receive a lump sum payment equal to one year or more of his or her base salary as well as continued medical and dental coverage for a period of one year or more plus a prorated portion of his or her target annual bonus for the calendar year in which his or her employment is terminated following his or her termination of employment due to good reason or without cause. In the event of a change in control and a termination of employment without cause or due to good reason, each of our executive officers would similarly receive one year or more of his or her base salary as well as continued medical and dental coverage for a period of one year or more, as well as an additional lump sum payment equal to 100% or more of his or her target annual bonus for the calendar year in which his or her employment is terminated and full vesting of his or her outstanding option awards. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. Furthermore, the payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

As of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 45% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  We evaluate our internal controls systems to allow management to report on the effectiveness of the operation of our internal controls. Based on our market capitalization at June 30, 2018, we ceased to be an emerging growth company at December 31, 2018 and, accordingly, were required to deliver an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting in our 2018 Annual Report and will be required to do so for future annual reports.

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

The Company entered into a consulting agreement (“the “Consulting Agreement”) with Mr. Debanjan Ray, effective on May 15, 2019, upon his departure from the Company as its CFO, pursuant to which Mr. Ray will serve as a special advisor to the Company, providing consulting services on finance, accounting, strategy and development matters of the Company from time to time as requested but not to exceed 15 hours in any given month without specific approval.  As compensation for his services, the Company agreed to pay Mr. Ray a rate of $250 per hour and reimburse Mr. Ray for reasonable expenses incurred for the performance of his services.  The Consulting Agreement will expire on December 31, 2020 unless extended by mutual agreement between the parties.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

10.1#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.				X

10.2#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.				X

10.3#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.				X

10.4#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, M.D.				X

10.5#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Debanjan Ray.				X

10.6†	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.				X

10.7#	Consulting Agreement effective as of May 15, 2019, by and between CytomX Therapeutics, Inc. and Debanjan Ray.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

#	Indicates management contract or compensatory plan.

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

CytomX Therapeutics, Inc.

Date: May 9, 2019	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 9, 2019	By:	/s/ Debanjan Ray
Debanjan Ray
Chief Financial Officer (principal financial officer and principal accounting officer)