Form 10-Q
period 2019-06-30
CytomX Therapeutics, Inc.
filed 2019-08-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, the registrant had 45,409,468 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations nclude, among other things, those listed under Part II, Item 1A. Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$149,392	$247,577
Short-term investments	199,750	188,550
Accounts receivable	10,004	97
Prepaid expenses and other current assets	7,531	9,251
Total current assets	366,677	445,475
Property and equipment, net	7,238	6,934
Intangible assets, net	1,385	1,458
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use	26,743	—
Other assets	1,375	1,375
Total assets	$405,284	$457,108
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,520	$5,132
Accrued liabilities	22,469	26,724
Income tax payable	-	13,339
Deferred revenue, current portion	51,684	52,713
Total current liabilities	78,673	97,908
Deferred revenue, net of current portion	197,826	225,267
Operating lease liabilities - long term	26,321	—
Other long-term liabilities	963	3,050
Total liabilities	303,783	326,225
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2019 and December 31, 2018.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 45,403,838 and 45,083,209 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	459,367	445,956
Accumulated other comprehensive income (loss)	209	(93)
Accumulated deficit	(358,076)	(314,981)
Total stockholders' equity	101,501	130,883
Total liabilities and stockholders' equity	$405,284	$457,108

__________________

(1)	The condensed balance sheet as of December 31, 2018 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$9,013	$21,338	$38,498	$35,522
Operating expenses:
Research and development	30,835	25,553	67,211	48,011
General and administrative	9,411	9,042	19,085	16,398
Total operating expenses	40,246	34,595	86,296	64,409
Loss from operations	(31,233)	(13,257)	(47,798)	(28,887)
Interest income	2,361	1,540	4,856	2,915
Other income (expense), net	(88)	61	(149)	(79)
Loss before income taxes	(28,960)	(11,656)	(43,091)	(26,051)
Provision for (benefit from) income taxes	—	1,791	(6)	2,889
Net loss	$(28,960)	$(13,447)	$(43,085)	$(28,940)
Net loss per share, basic and diluted	$(0.64)	$(0.35)	$(0.95)	$(0.75)
Shares used to compute net loss per share, basic and diluted	45,340,023	38,961,021	45,231,239	38,805,317
Other comprehensive income (loss):
Changes in unrealized gain (loss) on short-term investments, net of tax	136	50	291	(84)
Impact of adoption of new accounting pronouncement	—	—	11	—
Comprehensive loss	$(28,824)	$(13,397)	$(42,783)	$(29,024)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity

Balance at December 31, 2018	45,083,209	$1	$445,956	$(93)	$(314,981)	$130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	-	-	-	11	(11)	-
Exercise of stock options	74,443	-	465	-	-	465
Stock-based compensation	-	-	5,192	-	-	5,192
Other comprehensive income	-	-	-	155	-	155
Net loss	-	-	-	-	(14,124)	(14,124)
Balance at March 31, 2019	45,157,652	$1	$451,613	$73	$(329,116)	$122,571
Exercise of stock options	15,124	-	33	-	-	33
Issuance of common stock under the ESPP	81,062	-	665	-	-	665
Issuance of common stock pursuant to license agreement	150,000	-	1,602	-	-	1,602
Stock-based compensation	-	-	5,454	-	-	5,454
Other comprehensive income	-	-	-	136	-	136
Net loss	-	-	-	-	(28,960)	(28,960)
Balance at June 30, 2019	45,403,838	$1	$459,367	$209	$(358,076)	$101,501

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Deficit

Balance at December 31, 2017	38,478,560	$1	$289,454	$(94)	$(219,465)	$69,896
Impact of adoption of new accounting pronouncement - ASC 606	-	-	-	-	(10,912)	(10,912)
Exercise of stock options	425,139	-	2,602	-	-	2,602
Stock-based compensation	-	-	3,688	-	-	3,688
Other comprehensive loss	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(15,493)	(15,493)
Balance at March 31, 2018	38,903,699	$1	$295,744	$(228)	$(245,870)	$49,647
Exercise of stock options	88,247	-	366	-	-	366
Issuance of common stock under the ESPP	19,833		356			356
Stock-based compensation	-	-	4,161	-	-	4,161
Other comprehensive income	-	-	-	50	-	50
Net loss	-	-	-	-	(13,447)	(13,447)
Balance at June 30, 2018	39,011,779	$1	$300,627	$(178)	$(259,317)	$41,133

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(43,085)	$(28,940)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	73	73
Depreciation and amortization	1,247	802
Accretion of discounts on investments	(1,407)	(643)
Stock-based compensation expense	10,646	7,849
Issuance of stock in connection with UCSB sublicense fee	1,602	—
Changes in operating assets and liabilities
Accounts receivable	(9,907)	(14,998)
Prepaid expenses and other current assets	1,720	(1,878)
Other assets	—	(20)
Accounts payable	3	(429)
Accrued liabilities, income tax payable and other long-term liabilities	(20,104)	11,303
Deferred revenue	(28,470)	(14,347)
Net cash used in operating activities	(87,682)	(41,228)
Cash flows from investing activities:
Purchases of property and equipment	(2,166)	(1,619)
Purchases of short-term investments	(101,643)	(99,630)
Maturities of short-term investments	92,143	94,513
Net cash used in investing activities	(11,666)	(6,736)
Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercise of stock options	1,163	3,324
Net cash provided by financing activities	1,163	3,324
Net decrease in cash, cash equivalents and restricted cash	(98,185)	(44,640)
Cash, cash equivalents and restricted cash, beginning of period	248,494	178,465
Cash, cash equivalents and restricted cash, end of period	$150,309	$133,825

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$412	$826

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

The condensed balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$149,392	$247,577	$132,908	$177,548
Restricted cash - non-current assets	917	917	917	917
Total	$150,309	$248,494	$133,825	$178,465

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term investments and impact of adoption of new accounting pronouncement  represent the components of other comprehensive income (loss) that are excluded from the reported net loss.

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

In January 2019, the Company acquired certain technology know-how that is complementary to the Company’s proprietary Probody technology from a third party for $5.0 million.  The Company expects to use this technology with certain of the Company’s discovery stage projects, and accordingly the $5.0 million has been recorded as research and development expense for the six months ended June 30, 2019.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury whose term was consistent with expected term of the Company’s stock options.
•	Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends on our common stock.

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s balance sheet.  ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.  The operating lease ROU assets also include any lease prepayments made and reduced by lease incentives. The Company’s lease terms may include options to extend the lease when it is reasonably certain that such option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term.  The Company’s operating lease arrangement includes lease and non-lease components which are generally accounted for separately. See Note 9, Leases.

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements.  The amendments in this ASU provide clarifications to: (a) the determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers; (b) the presentation on statement of cash flows for sales-type and direct financing leases specifically for lessors that are depository and lending institutions; and (c) certain exceptions to the transition disclosures requirements related to Topic 250, Accounting Changes and Error Corrections upon adoption of Topic 842.  The Company does not expect the transition guidance in (a) and (b) above to have a material impact on its financial statements.  Also, the adoption of transition guidance (c) did not have a material impact on its current period financial statements.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify and address certain items related to the amendments in ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments are effective for fiscal years beginning after December 15, 2019.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In May 2019, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, was issued to provide entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. This targeted transition relief is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measuring methodologies. The effective date of this ASU is the same as ASU No. 2016-13, for the Company on January 1, 2020.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

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

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options to purchase common stock	9,874,549	7,351,681	9,421,221	7,329,531
Total	9,874,549	7,351,681	9,421,221	7,329,531

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

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$130,415	$—	$—	$130,415
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	199,482	268		199,750
Total		$330,814	$268	$—	$331,082

As of June 30, 2019, no securities have contractual maturities of longer than one year.

		December 31, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$226,979	$—	$—	$226,979
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	188,616	—	(66)	188,550
Total		$416,512	$—	$(66)	$416,446

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Research and clinical expenses	$14,046	$18,520
Payroll and related expenses	4,281	6,585
Legal and professional expenses	1,429	830
Operating lease liabilities - short term	2,631	-
Other accrued expenses	82	789
Total	$22,469	$26,724

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
AbbVie	$1,382	$10,763	$4,330	$13,434
Amgen	222	1,597	1,257	2,852
BMS	7,409	8,242	32,911	16,410
ImmunoGen	-	736	-	1,471
Pfizer	-	-	-	1,355
Total Revenue	$9,013	$21,338	$38,498	$35,522

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a Probody Drug Conjugates (“PDC”) against CD71, with the Company responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company will assume 35% of the net profits or net losses related to later development unless it opts-out. If the Company opts-out from participation of co-development of the CD71 PDC, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 PDC.

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

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million in April 2016 and subsequently earned an additional $10.0 million milestone payment triggered by selection of the second target by AbbVie in June 2019. The Company is also eligible to receive up to $275.0 million in development, regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs. The second target was selected under an Amended and Restated Discovery Collaboration and License Agreement entered into in June 2019 that allows AbbVie to select a target for developing a PDC or a Probody.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

(2) the research services related to CD71 Probody therapeutic,

(3) the obligation to participate in the CD71 Agreement joint research committee,

(4) the research services related to the first discovery target,

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

In May 2018, the Company earned a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN) under the CD71 Agreement. The $21.0 million milestone payment was included as part of the transaction price in May 2018 and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of June 30, 2019.

The Company is obligated to make sublicense payments under the license agreement with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), as amended, equal to 7.5% of certain upfront and milestone payments owed to or received by the Company. As of June 30, 2019 and December 31, 2018, the Company recorded a liability of $0.9 million and $1.1 million, respectively, representing the sublicense fee payable to UCSB under the Discovery Agreement and the CD71 Agreement.

Of the $39.8 million total transaction price, the Company recognized the initial transaction price of $29.8 million allocated to the CD71 Agreement performance obligation using a cost-based input measure, the common measure of progress for the performance obligation.  In applying the cost-based input method, revenue is recognized based on actual full-time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours as the Company completes its combined performance obligation over the five-year service period.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  As the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie, the initial transaction price of $10.0 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five years through April 2021. In addition, the transaction price of $10.0 million representing the milestone payment for the second target selected in June 2019 is recognized over the common measure of progress of the related obligation over the estimated research service period.  The research service period for the second target is estimated to be five years through June 2024.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company recognized revenue of $1.4 million and $10.8 million for the three months ended June 30, 2019 and 2018, respectively and $4.3 million and $13.4 million for the six months ended June 30, 2019 and 2018, respectively, related to the AbbVie Agreements. As of June 30, 2019 and December 31, 2018, deferred revenue related to the CD71 Agreement performance obligation was $19.8 million and $23.2 million, respectively, and deferred revenue related to the Discovery Agreements performance obligation was $13.7 million and $4.7 million, respectively. As of both June 30, 2019 and December 31, 2018, $10.0 million and $0 was due from AbbVie under the CD71 Agreement and the Discovery Agreement.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of June 30, 2019 and December 31, 2018, the Company recorded a liability of $0 and $2.1 million, respectively, representing the sublicense fee payable to UCSB.  See Note 7 for further details.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows.   The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price as of June 30, 2019.

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations.  The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service period.  In the fourth quarter of 2018, the JSC discontinued work on two molecules that did not meet required research criteria.  Pre-clinical evaluation of additional molecules is ongoing as part of the candidate identification phase of the EGFR project, and as a result, there was a change in estimate of the projected costs and research service period to seven years during the fourth quarter of 2018.  At the end of the second quarter of 2019, the Company determined it will undertake additional testing and assessment of the molecules being evaluated under the EFGR project.  As a result, the estimated projected costs and research service period was further increased to eight years.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $0.2 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively, related to the Amgen Agreement. As of June 30, 2019 and December 31, 2018, deferred revenue related to the EGFR Products performance obligation was $39.8 million and $40.7 million, respectively. As of June 30, 2019 and December 31, 2018 deferred revenue related to the Amgen Other Products performance obligation was $3.4 million and $3.8 million, respectively. As of June 30, 2019 and December 31 2018, no amount was due from Amgen under the Amgen Agreement.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price as of June 30, 2019. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

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

The Company recognized revenue of $7.4 million and $8.2 million for the three months ended June 30, 2019 and 2018, respectively and $32.9 million and $16.4 million for the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019 and December 31, 2018, deferred revenue relating to the BMS Agreement was $172.8 million and $205.6 million, respectively. The amount due from BMS under the BMS Agreement was $4,000 and $0.1 million as of June 30, 2019 and December 31, 2018, respectively.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the ImmunoGen Research Agreement. In December 2017, the Company entered into the ImmunoGen 2017 License arrangement and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018. The fair value of the consideration for the combined performance obligation was recognized as revenue over the research period that ended on June 30, 2018. As of June 30, 2019 and December 31, 2018, neither company has further research obligations under the ImmunoGen Research Agreement.

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

The Company recognized revenue of $0 and $0.7 million for this target for the three months ended June 30, 2019 and 2018, respectively and $0 and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, there was no deferred revenue relating to the ImmunoGen Research Agreement. As of both June 30, 2019 and December 31, 2018, no amount was due from ImmunoGen under the ImmunoGen Research Agreement.

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target and paid the Company $1.5 million. The option to select a fourth target lapsed in May 2016. Pfizer discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March 2018. In March 2018, Pfizer terminated the Pfizer Agreement. As such, the Company had no further performance obligations under this agreement after the first quarter of 2018.  The Company recognized revenue of $0 and $1.4 million for the six months ended June 30, 2019 and 2018, respectively related to the Pfizer Agreement.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2019:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$277,980	$10,000	$(38,470)	$249,510

There was a $10.0 million addition to deferred revenue during the six months ended June 30, 2019.  Deductions of $38.5 million represent revenue recognized, including the accelerated recognition of deferred revenue of $17.4 million due to termination of certain targets by BMS, in the six months ended June 30, 2019 that was included in the contract liability balance at the beginning of the period.

The Company estimates that the $249.5 million of deferred revenue related to the following contracts as of June 30, 2019 to be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•	The $19.8 million of deferred revenue related to the CD71 Agreement as of June 30, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately August 2021.
•

The $3.7 million of deferred revenue related to the first target under the Discovery Agreement as of June 30, 2019 is expected to be recognized ratably until approximately April 2021.  The $10.0 million of deferred revenue related to the second target under the Discovery Agreement as of June 30, 2019 is expected to be recognized ratably until approximately June 2024.

•

The $39.8 million of deferred revenue related to the Amgen EGFR Products as of June 30, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately September 2025.

•	The $3.4 million of deferred revenue related to the Amgen Other Products as of June 30, 2019 is expected to be recognized ratably until approximately September 2023.
•	The $172.8 million of deferred revenue related to the BMS Agreement as of June 30, 2019 is expected to be recognized ratably until approximately April 2025.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

On April 2, 2019, the Company entered into Amendment No.3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No.3”).  In connection with the amendment, the Company issued to UCSB 150,000 shares of CytomX common stock with a fair value of $10.68 per share. Under the terms of Amendment No.3, the Company and UCSB agreed to modify the determination of sublicense revenues payable by the Company to UCSB on certain existing collaboration agreements and on collaboration agreements executed subsequent to Amendment No.3.  In exchange, the Company agreed to make an upfront payment of $1.0 million as well as additional annual license maintenance fees of $750,000 through 2031.  In the event that the Company terminates the agreement due to material concern of the safety or efficacy of the related technology, 50% of all remaining maintenance fees will become due immediately.  Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.  Pursuant to Amendment No.3, the Company recorded in research and development expense a charge of $3.4 million relating to sublicense and maintenance fees representing the 150,000 shares issued with a fair value of $1.6 million, the upfront payment of $1.0 million and the additional annual maintenance fee of $0.8 million during the three and six months ended June 30, 2019.

In June 2019, the Company incurred an additional $0.8 million of sublicense fees related to the $10.0 million milestone payment for the second target selected by AbbVie under the Discovery Agreement.  See Note 6 for further details.

The Company incurred expenses of $4.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively, under the provisions of the UCSB Agreement.

As of June 30, 2019 and December 31, 2018, the Company recorded a liability of $0.9 million and $3.2 million, respectively, representing the sublicense fee payable to UCSB.

8. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the six months ended June 30, 2019 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2018	7,803,773	$12.62
Options granted	2,423,983	14.12
Options exercised	(89,567)	5.55
Option forfeited/expired	(261,857)	17.03
Balances at June 30, 2019	9,876,332	$12.93
Options exercisable at June 30, 2019	5,401,818	$9.61

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense:
Research and development	$2,651	$2,050	$5,293	$3,858
General and administrative	2,803	2,111	5,353	3,991
Total stock-based compensation expense	$5,454	$4,161	$10,646	$7,849

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at June 30, 2019 and December 31, 2018, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense for both the three months ended June 30, 2019 and 2018 was $1.3 million.  Rent expense for both the six months ended June 30, 2019 and 2018 was $2.5 million.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Supplemental information related to leases are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,205	$2,410

		June 30, 2019
		(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets		$26,743
Current operating lease liabilities		2,631
Non-current operating lease liabilities		26,321
Total operating lease liabilities		$28,952

		June 30, 2019
Weighted-average remaining lease term (in years)
Operating lease		7.36
Weighted-average discount rate
Operating lease		8.25%

		June 30, 2019
		(in thousands)
Maturity of operating lease liabilities
2019		$2,444
2020		4,990
2021		5,129
2022		5,273
2023 and beyond		21,109
Total lease payments		38,945
Less imputed interest		(9,993)
Present value of lease liabilities		$28,952

10. Income Tax Expense

The Company recorded income tax expense of $0 and $1.8 million during the three months ended June 30, 2019 and 2018, respectively and $6,000 income tax benefit and $2.9 million income tax expense for the six months ended June 30, 2019 and 2018, respectively. The income tax expense during the three and six months ended June 30, 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the BMS Amendment entered into in March 2017.  The Company’s effective tax rate was 0.0% and (15.3)% for the three months ended June 30, 2019 and 2018, respectively.  The Company’s effective tax rate was 0.0% and (11.1)% for the six months ended June 30, 2019 and 2018, respectively.  The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of June 30, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Forms 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2019.  This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting programmed cell death ligand 1 (“PD-L1”), a clinically and commercially validated immuno-oncology target. CX-072 is designed to uncouple the anti-cancer activity of PD-L1 inhibitors from the associated autoimmune toxicities by inhibiting PD-L1 in the tumor microenvironment with minimal engagement in healthy tissue.  We are currently evaluating CX-072 in a Phase 1/2 study that we call PROCLAIM-CX-072. This study is designed to assess the safety, activity, and translational biology of CX-072 as a single agent and in combination with other anticancer therapies. We disclosed initial clinical proof of concept data on CX-072 at various oncology conferences in 2018 and we disclosed additional clinical safety and efficacy data on CX-072 at a Research and Development Day hosted by CytomX management  in February 2019 (the “CytomX R&D Day”), which data was updated in June 2019 at the Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago, Illinois.

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

In addition to our wholly owned programs, we have entered into several strategic collaborations with leading oncology-focused pharmaceutical companies, such as AbbVie Inc., through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”) and Bristol-Myers Squibb Company (“BMS”). The most advanced program from our partnerships is a BMS-986249, a CTLA-4 Probody therapeutic, which BMS is currently advancing in a Phase 1/2 clinical trial. BMS is currently preparing to initiate a randomized phase 2 study.  We are also treating patients in a Phase 1/2 clinical study for CX-2029, a PDC targeting the novel and highly expressed target, CD71 that we have partnered with AbbVie.  We have also extended our Probody platform to the T-cell engaging bispecific modality. Our most advanced program in this modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific, which is currently in lead optimization stage, and which we are developing in partnership with Amgen.

We are currently conducting clinical trials for three product candidates derived from our Probody platform.  Our partner, BMS is conducting a clinical trial for a fourth product candidate derived from our Probody platform.  We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008.  Our net loss was $29.0 million and $43.1 million for the three and six months ended June 30, 2019, respectively.  As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $358.1 million and $315.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of ASC 842, Leases, there have been no other material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2019.

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

AbbVie, one of our collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of our collaboration agreement with AbbVie, we received a sublicense to these intellectual property rights and therefore pay SGEN sublicense fees. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates, clinical development including activities with third parties, such as contract research organizations (“CRO”) and contract development and manufacturing organizations (“CMO”), the manufacture of drug products used in clinical trials, as well as the development of product candidates pursuant to our research, collaboration and license agreements. Research and development expenses include personnel costs, including stock-based compensation expense, contractor services, laboratory materials and supplies, depreciation and maintenance of research equipment, and an allocation of related facilities costs. We expense research and development costs as incurred.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Sarbanes-Oxley Act of 2002 and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount to operate as a public company and as we advance our product candidates through clinical development, which will also increase our general and administrative expenses.

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

Results of Operations

For the Three and Six Months Ended June 30, 2019 and 2018.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Total revenues	$9,013	$21,338	$(12,325)	$38,498	$35,522	$2,976

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
AbbVie	$1,382	$10,763	$(9,381)	$4,330	$13,434	$(9,104)
Amgen	222	1,597	(1,375)	1,257	2,852	(1,595)
BMS	7,409	8,242	(833)	32,911	16,410	16,501
ImmunoGen	—	736	(736)	—	1,471	(1,471)
Pfizer	—	—	—	—	1,355	(1,355)
Total Revenue	$9,013	$21,338	$(12,325)	$38,498	$35,522	$2,976

The decrease in revenue of $12.3 million for the three months ended June 30, 2019 compared to the corresponding period in 2018 was primarily due to the $21 million milestone payment (net of the associated sublicense fee of $4 million) earned in May 2018 under the CD71 Co-Development and Licensing Agreement with AbbVie (the “CD71 Agreement”), of which $9.9 million was recognized in the second quarter of 2018, reflecting the percentage completed-to-date of the project related to this milestone.

The increase in revenue of $3.0 million for the six months ended June 30, 2019 compared to the corresponding period in 2018 was primarily due to the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under our Collaboration and License Agreement with BMS (the “BMS Agreement”) in the first quarter of 2019, which amount was partially offset by a decrease in revenue from AbbVie related to the $21 million milestone payment (net of the associated sublicense fee of $4 million) earned in May 2018 under the CD71 Agreement with AbbVie, of which $9.9 million was recognized in the second quarter of 2018, as well as decreases in revenue from Amgen, ImmunoGen and Pfizer.

The decreases in revenue from Amgen of $1.4 million and $1.6 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 were due to lower percentages of completion progression in 2019 as a result of the change in estimate of the related project costs and research service period during the current periods.

The decreases in revenue from ImmunoGen of $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 were due to the completion of the related research term in June 2018 under our Research Collaboration Agreement with Immunogen (the “Immunogen Research Agreement”).

The decrease in revenue from Pfizer of $1.3 million for the six months ended June 30, 2019 compared to the corresponding period in 2018 was due to termination of our Research Collaboration, Option and License Agreement with Pfizer Inc. in March 2018.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Research and development expenses	$30,835	$25,553	$5,282	$67,211	$48,011	$19,200

Research and development expenses increased $5.3 million during the three months ended June 30, 2019 compared to the corresponding period in 2018. The increase was attributable to an increase of $3.4 million associated with entering into the amendment to the license agreement with UCSB (the “UCSB Agreement”) in the second quarter of 2019 (“Amendment No.3”) (representing the 150,000 shares of common stock issued for $1.6 million, the upfront payment of $1.0 million and the additional annual maintenance fee of $0.8 million); an increase of $0.8 million sublicense expense pertaining to the $10.0 million milestone payment earned upon AbbVie’s selection of the second target in the second quarter of 2019 under the Amended and Restated Discovery Collaboration and License Agreement (as amended, the “Discovery Agreement”); an increase of $2.4 million in personnel-related expenses due to an increase in headcount; an increase of $0.5 million in clinical related expenses resulting from increased clinical trial activities and an increase of $0.7 million in the allocation of information technology and facilities related expenses resulting from an increase in headcount; which amounts were partially offset by a decrease of $2.3 million in laboratory contracts and services as a result of timing of manufacturing activities.

Research and development expenses increased $19.2 million during the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was attributable to a $5.0 million charge relating to the acquisition of technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the first quarter of 2019, an increase of $5.9 million in personnel-related expenses due to an increase in headcount, an increase of $3.4 million associated with entering into Amendment No.3 to the UCSB Agreement in the second quarter of 2019; an increase of $2.4 million in clinical related expenses resulting from increased clinical trial activities; an increase of $1.5 million in the allocation of information technology and facilities related expenses resulting from an increase in headcount and an increase of $0.7 million in laboratory supplies expenses.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$6,860	$5,321	$1,539	$12,305	$9,395	$2,910
CX-2009 (CD166)	1,937	4,425	(2,488)	7,380	7,045	335
CX-2029 (CD71)	2,657	2,654	3	5,755	4,760	995
Other wholly owned and partnered programs	1,300	1,836	(536)	3,120	5,119	(1,999)
General research and development expenses	6,304	2,845	3,459	14,427	4,981	9,446
	19,058	17,081	1,977	42,987	31,300	11,687
Internal Costs	11,777	8,472	3,305	24,224	16,711	7,513
Total research and development expenses	$30,835	$25,553	$5,282	$67,211	$48,011	$19,200

The increase in CX-072 expenses for the three months ended June 30, 2019 compared to the corresponding period of 2018 was primarily due to $1.4 million in expenses pertaining to the start-up study costs for a planned clinical trial of CX-072. The decrease in CX-2009 expenses for the three months ended June 30, 2019 compared to the corresponding period of 2018 was primarily due to more drug production runs in 2018 in preparation for significant progression of CX-2009 clinical study trial activities. The decrease in “Other wholly owned and partnered programs” for the three months ended June 30, 2019 compared to the corresponding period of 2018 was primarily due to reduced costs relating to CX-188 following our indefinite postponement of further development of such program at the end of 2018. The increase in general research and development expenses for the three months ended June 30, 2019 compared to the corresponding period of 2018 was primarily due to the $3.4 million associated with entering into Amendment No.3 to the UCSB Agreement in the second quarter of 2019.  The increase in internal costs for the three months ended June 30, 2019 was primarily due to increase in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount.

The increases in CX-072, CX-2009 and CX-2029 costs for the six months ended June 30, 2019 compared to the corresponding period of 2018 was due primarily to increases in laboratory contracts and services and clinical trial expenses. The decrease in “Other wholly owned and partnered programs” for the six months ended June 30, 2019 compared to the corresponding period of 2018 was primarily due to reduced costs relating to CX-188 following our indefinite postponement of further development of such program at the end of 2018.  The increase in general research and development expenses for the six months ended June 30, 2019 compared to the corresponding period of 2018 was primarily due to a $5.0 million charge relating to the acquisition of technical know-how during the first quarter of 2019, and the $3.4 million associated with entering into Amendment No.3 to the UCSB Agreement in the second quarter of 2019.  The increase in internal costs for the six months ended June 30, 2019 was primarily due to increase in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
General and administrative expenses	$9,411	$9,042	$369	$19,085	$16,398	$2,687

General and administrative expenses increased by $0.4 million during the three months ended June 30, 2019 compared to the corresponding period in 2018. The increase was attributable to an increase of $1.0 million in personnel-related expenses due to an increase in headcount; an increase of $0.3 million for dues and subscriptions primarily related to software and other IT services and an increase of $0.2 million in legal, tax and audit activities in the three months ended June 30, 2019; which amounts were partially offset by a decrease of $0.5 million in consulting and contract services, and a decrease of $0.7 million through increased expense allocation of information technology and facilities-related expenses to research and development due to an increase in research and development headcount.

General and administrative expenses increased by $2.7 million during the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was attributable to an increase of $2.8 million in personnel-related expense due to an increase in headcount; an increase of $0.9 million in consulting and professional services primarily due to an increase in tax and audit activities in the first quarter of 2019 and an increase of $0.5 million in dues and subscriptions expenses; which amounts were partially offset by a decrease of $1.5 million through increased expense allocations for information technology and facilities-related expenses to research and development due to an increase in research and development headcount.

Interest Income and Other Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Interest income	$2,361	$1,540	$821	$4,856	$2,915	$1,941
Other income (expense), net	(88)	61	(149)	(149)	(79)	(70)
Total interest and other income	$2,273	$1,601	$672	$4,707	$2,836	$1,871

Interest Income

Interest income increased $0.8 million and $1.9 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The increase was primarily attributable to an increase in interest income earned on our short-term investments due to an overall increase in our cash and cash equivalents position resulting from the common stock offering completed in July 2018.

Other Income (Expense), Net

Other expense increased $0.2 million and $0.1 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The increase was primarily attributable to an increase in foreign currency losses resulting from the weakening of the U.S. dollar against the Euro and British Pound Sterling.

Provision For (Benefit From) Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$-	$1,791	$(1,791)	$(6)	$2,889	$(2,895)

Provision for income taxes decreased by $1.8 million during the three months ended June 30, 2019 compared to the corresponding period in 2018.  There was no income tax provision for the three months ended June 30, 2019 as we were in a taxable loss position and we had minimal changes in our unrealized gain on the available for sale debt securities. The income tax expense of $1.8 million for the corresponding period in 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the amendment to the BMS Agreement entered into in March 2017 (the “BMS Agreement”).

Provision for income taxes decreased by $2.9 million during the six months ended June 30, 2019 compared to the corresponding period in 2018.  The income tax benefit of $6,000 for the six months ended June 30, 2019 resulted from an unrealized gain on the available for sale securities recorded in other comprehensive income during the six months ended June 30, 2019.  The income tax expense of $2.9 million for the corresponding period in 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the BMS Amendment entered into in March 2017.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $349.1 million and an accumulated deficit of $358.1 million, compared to cash, cash equivalents and short-term investments of $436.1 million and an accumulated deficit of $315.0 million as of December 31, 2018. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In July 2018, we issued 5,867,347 shares of our common stock at a price of $24.50 per share, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for net proceeds of $134.6 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(87,682)	$(41,228)
Net cash used in investing activities	(11,666)	(6,736)
Net cash provided by financing activities	1,163	3,324
Net decrease in cash and cash equivalents	$(98,185)	$(44,640)

Cash Flows from Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $87.7 million, which consisted of a net loss of $43.1 million, adjusted by non-cash charges of $12.2 million and a net decrease of $56.8 million relating to the change in our net operating assets and liabilities. The non-cash charges primarily consist of $10.6 million in stock-based compensation; $1.6 million of common stock issued in connection with our entry into Amendment No.3 to the UCSB Agreement and $1.3 million in depreciation and amortization expense; partially offset by $1.4 million in accretion of discounts on our short-term investments. The change in our net operating assets and liabilities was primarily due to: (a) a decrease of $28.5 million in deferred revenue resulting from the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the BMS Agreement in the first quarter of 2019 and continued recognition of other deferred revenue from existing customers, partially offset by the additional $10.0 million milestone payment due from AbbVie in June 2019, which payment was triggered by its selection of the second target under the Discovery Agreement; (b) a decrease of $20.1 million in accrued liabilities and income tax payable due to payment of $13.7 million for our 2018 estimated income tax liability, $2.9 million in sublicense fee and $3.5 million in other liabilities during the six months ended June 30, 2019; and (c) a decrease in cash flows of $9.9 million from accounts receivable primarily related to the $10.0 million milestone payment due from AbbVie upon its selection of the second target in June 2019. These decreases were partially offset by an increase of $1.7 million in cash flows resulting from the decrease in prepaid expenses and other current assets.

During the six months ended June 30, 2018, cash used in operating activities was $41.2 million, which consisted of a net loss of $28.9 million, adjusted by non-cash charges of $8.1 million and a net decrease of $20.4 million in our net operating assets. The non-cash charges primarily consisted of $7.8 million in stock-based compensation; $0.9 million in depreciation and amortization expense, partially offset by $0.6 million in accretion of discounts on our short-term investments. The change in our net operating assets and liabilities was primarily attributable to: (a) a net decrease in deferred revenue of $14.3 million resulting from the recognition of $35.3 million in upfront fees and milestone payments under ASC 606 pursuant to our collaboration agreements, offset by the $21.0 million (net of the associated sublicense fee of $4.0 million) of adjustment to deferred revenue resulting from the AbbVie CD71 milestone payment earned; (b) a net decrease in accounts receivable of $15.0 million resulting from the $25.0 million of billing to AbbVie for the CD71 milestone payment earned, offset by $10.0 million from the payment we received from BMS for the IND filing of BMS-986249; and (c) a decrease of $1.9 million in prepaid expenses and other current assets. These decreases were partially offset by an increase in accrued liabilities, income tax payable and other long-term liabilities of $11.3 million resulting primarily from an increase in income tax liability.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, cash used in investing activities was $11.7 million, which consisted of $101.6 million used in the purchase of short-term investments and $2.2 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $92.1 million in proceeds received upon the maturity of marketable securities.

During the six months ended June 30, 2018, cash used in investing activities was $6.7 million, which consisted of $99.6 million used in purchases of short-term investments and $1.6 million of capital expenditures used to purchase property and equipment. Such decrease was partially offset by $94.5 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2019 and 2018, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

Following our entry into Amendment No. 3 to the UCSB Agreement in April 2019, we are obligated to pay an additional annual license maintenance fee of $750,000 from April 2019 through 2031.  See Part I- Item 1. Notes to Condensed Financial Statements, Note 7 for further details.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $349.1 million as of June 30, 2019 and cash, cash equivalents and short-term investments of $436.1 million as of December 31, 2018, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of June 30, 2019, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $358.1 million and $315.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2019, we had $349.1 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we continue to enroll patients in our ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we advance into later trials and new trials for other programs. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072, CX-2009 and CX-2029). For example, in June 2018 we announced initial clinical data on CX-072 at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) and in February 2019 we announced updated clinical data regarding CX-072 (which data was updated in June 2019 at ASCO) and our first clinical data on CX-2009. While CX-072 has generally been well tolerated to date, there can be no guaranty that unexpected adverse events will not occur later in this trial or in other trials involving our product candidates or the product candidates of our collaborators. The data described at ASCO show that the administration of monotherapy CX-072 was generally well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. However, Grade 3/4 TRAEs were reported in two patients (neutropenia and thrombocytopenia in a patient with thymic cancer (3 mg/kg) and transaminase elevation in a patient with breast cancer (30 mg/kg)) but both events were successfully managed with therapeutic intervention including steroids and discontinuation of CX-072.  In addition, the results showed that the administration of CX-072 in combination with ipilimumab was generally well tolerated with the majority of TRAEs as Grade 1/2.  Of the 16 treated patients, five (31%) reported a Grade 3/4 TRAE, a rate similar to that reported previously for 3 mg/kg ipilimumab monotherapy. These events included: Grade 3 colitis (n=1), Grade 3 dyspnea/pneumonitis (n=1), Grade 3 headache/Grade 3 hyponatremia (n=1), and Grade 3 amylase/Grade 4 lipase (n=1).  A Grade 3 TRAE in one patient was designated as non-treatment related post data cutoff. A dose limiting toxicity of Grade 3 dyspnea was reported in one patient. On October 22, 2018, we presented follow-up data at the 2018 Annual Meeting of the European Society of Medical Oncology in Munich, Germany.  In this presentation, we also disclosed initial data on immune related adverse events (irAE) and infusion related reactions (IRR).  Of the 46 patients treated, 3 (7%) developed Grade 3/4 irAEs and 2 (4%) developed Grade 3/4 IRRs.  Of the 20 patients treated in the combination with ipilimumab, 2 (10%) developed Grade 3/4 irAEs and 0 (0%) developed Grade 3/4 IRRs.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. For example, in our Phase 1/2 clinical trial of CX-072, which is directed against PD-L1, we are only permitted to enroll patients with cancer types for which there are no PD inhibitors available for sale.  As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with hundreds of clinical trials exploring the use of PD-1 and PD-L1 agents, there can be no assurance that patients will choose to enroll in our clinical trial. In addition, any arms of our Phase 1/2 clinical trial of CX-072, CX-2009 or CX-2029 for indications with small population sizes could be particularly difficult to enroll. Furthermore, the part of our Phase 1/2 clinical trial of CX-072 in which patients are treated with the combination of CX-072 and vemurafenib can only enroll those patients who do not have access to MEK inhibitors because the emerging standard of care in jurisdictions where MEK inhibitors are available in combination with a BRAF inhibitor (such as vemurafenib), which may have an impact on enrollment in this part of the trial. Our Phase 1/2 clinical trials of CX-072, CX-2009 and CX-2029 study patients who have one of a select number of specific tumor types rather than patients suffering from any cancer, which may limit the rate of enrollment of the trial. As with the clinical trials of CX-072, our Phase 1/2 clinical trials of CX-2009 and CX-2029 are also competing with hundreds of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trial may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including BMS’ ongoing Phase 1/2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probody therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue.  In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probody therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probody therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time.  Many specific elements of Probody therapeutic function may contribute to their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually masked antibody, the removal of both masks from the dually masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target.  We have no direct structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as ADA, that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions.  For example, we reported in February 2019 that in our ongoing CX-072 trial at the 10 mg/kg dose, the anti-drug antibody (“ADA”) rate was approximately 62%. Across all dose levels, including lower dose levels in our trial, the rate is approximately 77% at the data cutoff. We do not believe ADA is impacting our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events.  Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, BMS, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Immunomedics, Pfizer, Roche Holding Ltd. And Takeda.  In addition, two mid-sized companies, ImmunoGen and Seattle Genetics, Inc. are also leaders in the development of ADCs and we are aware of numerous small companies with ongoing efforts in this field.  Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 30% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Recent Sales of Unregistered Equity Securities

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, on April 2, 2019, we entered into Amendment No.3 to the UCSB Agreement with UCSB to adjust and clarify certain sublicense terms (the “Amendment No.3”).  In connection with the entry into Amendment No.3, we issued to UCSB 150,000 shares of CytomX common stock, pursuant to a Securities Issuance Agreement, dated April 2, 2019, by and between CytomX and UCSB.  See Part I- Item 1. Notes to Condensed Financial Statements, Note 7. The issuance of shares described in the preceding sentence was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

10.1†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.				X

10.2†	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.3#	Consulting Agreement effective as of May 15, 2019, by and between CytomX Therapeutics, Inc. and Debanjan Ray.	10-Q	5/9/2019	10.7

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates a management contract or compensatory plan.
†	Certain confidential portions of this exhibit (indicated by asterisks) have been omitted from this exhibit.
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

CytomX Therapeutics, Inc.

Date: August 7, 2019	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: August 7, 2019	By:	/s/ Robin Knifsend
Robin Knifsend
Vice President of Finance (Principal Accounting Officer)