Form 10-Q
period 2019-09-30
CytomX Therapeutics, Inc.
filed 2019-11-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Oyster Point Blvd., Suite 400 South San Francisco, CA 94080 (Address of principal executive offices, including zip code) (650) 515-3185 (Registrant’s telephone number, including area code)

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

As of October 31, 2019, the registrant had 45,434,164 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$164,646	$247,577
Short-term investments	161,067	188,550
Accounts receivable	7	97
Prepaid expenses and other current assets	9,058	9,251
Total current assets	334,778	445,475
Property and equipment, net	7,107	6,934
Intangible assets, net	1,349	1,458
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use	26,069	—
Other assets	1,375	1,375
Total assets	$372,544	$457,108
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,550	$5,132
Accrued liabilities	20,496	26,724
Income tax payable	-	13,339
Deferred revenue, current portion	51,080	52,713
Total current liabilities	76,126	97,908
Deferred revenue, net of current portion	187,725	225,267
Operating lease liabilities - long term	25,621	—
Other long-term liabilities	963	3,050
Total liabilities	290,435	326,225
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2019 and December 31, 2018.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 45,426,468 and 45,083,209 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	463,773	445,956
Accumulated other comprehensive income (loss)	110	(93)
Accumulated deficit	(381,775)	(314,981)
Total stockholders' equity	82,109	130,883
Total liabilities and stockholders' equity	$372,544	$457,108

__________________

(1)	The condensed balance sheet as of December 31, 2018 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$10,712	$12,509	$49,210	$48,031
Operating expenses:
Research and development	27,967	27,549	95,178	75,560
General and administrative	8,463	8,137	27,548	24,535
Total operating expenses	36,430	35,686	122,726	100,095
Loss from operations	(25,718)	(23,177)	(73,516)	(52,064)
Interest income	1,997	2,219	6,854	5,134
Other income (expense), net	22	29	(126)	(50)
Loss before income taxes	(23,699)	(20,929)	(66,788)	(46,980)
Provision for (benefit from) income taxes	—	2,502	(6)	5,391
Net loss	$(23,699)	$(23,431)	$(66,782)	$(52,371)
Net loss per share, basic and diluted	$(0.52)	$(0.53)	$(1.47)	$(1.29)
Shares used to compute net loss per share, basic and diluted	45,418,053	43,917,510	45,294,593	40,528,105
Other comprehensive income (loss):
Changes in unrealized gain (loss) on short-term investments, net of tax	(99)	(30)	192	(114)
Impact of adoption of new accounting pronouncement	—	—	11	—
Comprehensive loss	$(23,798)	$(23,461)	$(66,579)	$(52,485)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2018	45,083,209	$1	$445,956	$(93)	$(314,981)	$130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	-	-	-	11	(11)	-
Exercise of stock options	74,443	-	465	-	-	465
Stock-based compensation	-	-	5,192	-	-	5,192
Other comprehensive income	-	-	-	155	-	155
Net loss	-	-	-	-	(14,124)	(14,124)
Balance at March 31, 2019	45,157,652	$1	$451,613	$73	$(329,116)	$122,571
Exercise of stock options	15,124	-	33	-	-	33
Issuance of common stock under the ESPP	81,062	-	665	-	-	665
Issuance of common stock pursuant to license agreement	150,000	-	1,602	-	-	1,602
Stock-based compensation	-	-	5,454	-	-	5,454
Other comprehensive income	-	-	-	136	-	136
Net loss	-	-	-	-	(28,960)	(28,960)
Balance at June 30, 2019	45,403,838	$1	$459,367	$209	$(358,076)	$101,501
Exercise of stock options	22,630	-	63	-	-	63
Stock-based compensation		-	4,343	-	-	4,343
Other comprehensive income		-	-	(99)	-	(99)
Net loss	-	-	-	-	(23,699)	(23,699)
Balance at September 30, 2019	45,426,468	$1	$463,773	$110	$(381,775)	$82,109

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2017	38,478,560	$1	$289,454	$(94)	$(219,465)	$69,896
Impact of adoption of new accounting pronouncement - ASC 606	-	-	-	-	(10,912)	(10,912)
Exercise of stock options	425,139	-	2,602	-	-	2,602
Stock-based compensation	-	-	3,688	-	-	3,688
Other comprehensive loss	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	(15,493)	(15,493)
Balance at March 31, 2018	38,903,699	$1	$295,744	$(228)	$(245,870)	$49,647
Exercise of stock options	88,247	-	366	-	-	366
Issuance of common stock under the ESPP	19,833		356			356
Stock-based compensation	-	-	4,161	-	-	4,161
Other comprehensive income	-	-	-	50	-	50
Net loss	-	-	-	-	(13,447)	(13,447)
Balance at June 30, 2018	39,011,779	$1	$300,627	$(178)	$(259,317)	$41,133
Issuance of common stock in follow-on offering, net of issuance costs	5,867,347	-	134,596	-	-	134,596
Exercise of stock options	118,153	-	981	-	-	981
Stock-based compensation	-	-	4,412	-	-	4,412
Other comprehensive loss	-	-	-	(30)	-	(30)
Net loss	-	-	-	-	(23,431)	(23,431)
Balance at September 30, 2018	44,997,279	$1	$440,616	$(208)	$(282,748)	$157,661

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(66,782)	$(52,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	109	109
Depreciation and amortization	1,888	1,276
Accretion of discounts on investments	(1,963)	(1,114)
Stock-based compensation expense	14,989	12,262
Issuance of stock in connection with UCSB sublicense fee	1,602	—
Changes in operating assets and liabilities
Accounts receivable	90	10,083
Prepaid expenses and other current assets	193	(3,538)
Other assets	—	(20)
Accounts payable	152	2,795
Accrued liabilities, income tax payable and other long-term liabilities	(22,104)	10,552
Deferred revenue	(39,175)	(26,813)
Net cash used in operating activities	(111,001)	(46,779)
Cash flows from investing activities:
Purchases of property and equipment	(2,794)	(2,669)
Purchases of short-term investments	(149,532)	(161,743)
Maturities of short-term investments	179,170	154,496
Net cash provided by (used in) investing activities	26,844	(9,916)
Cash flows from financing activities:
Proceeds from common stock issuance, net of issuance costs	-	134,596
Proceeds from employee stock purchase plan and exercise of stock options	1,226	4,304
Net cash provided by financing activities	1,226	138,900
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,931)	82,205
Cash, cash equivalents and restricted cash, beginning of period	248,494	178,465
Cash, cash equivalents and restricted cash, end of period	$165,563	$260,670

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$293	$233

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

The condensed balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$164,646	$247,577	$259,753	$177,548
Restricted cash - non-current assets	917	917	917	917
Total	$165,563	$248,494	$260,670	$178,465

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

In January 2019, the Company acquired certain technology know-how that is complementary to the Company’s proprietary Probody technology from a third party for $5.0 million.  The Company expects to use this technology with certain of the Company’s discovery stage projects, and accordingly the $5.0 million has been recorded as research and development expense for the nine months ended September 30, 2019.

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

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury whose term was consistent with expected term of the Company’s stock options.
•	Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

Reclassification of Certain Tax Effects

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this standard on January 1, 2019.  There was no material impact on its financial statement upon adoption of this ASU and the Company recorded an increase in other comprehensive income of $11,000 against its retained earnings upon adoption.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Options to purchase common stock	9,841,889	7,292,701	9,562,876	7,434,862

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

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$145,961	$—	$—	$145,961
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	160,900	167	—	161,067
Total		$307,778	$167	$—	$307,945

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

As of September 30, 2019, no securities have contractual maturities of longer than one year.

		December 31, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$226,979	$—	$—	$226,979
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	188,616	—	(66)	188,550
Total		$416,512	$—	$(66)	$416,446

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Research and clinical expenses	$11,319	$18,520
Payroll and related expenses	5,159	6,585
Legal and professional expenses	981	830
Operating lease liabilities - short term	2,719	-
Other accrued expenses	318	789
Total	$20,496	$26,724

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
AbbVie	$1,652	$2,827	$5,983	$16,261
Amgen	1,648	1,520	2,905	4,372
BMS	7,412	8,162	40,322	24,572
ImmunoGen	-	-	-	1,471
Pfizer	-	-	-	1,355
Total revenue	$10,712	$12,509	$49,210	$48,031

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales in the high teens to low twenties if the Company participates in the co-development of the CD71 Licensed Product subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of payment of an associated sublicense fee of $1.0 million to SGEN under the Seattle Genetics Agreement) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. In May 2018, the United States Food and Drug Administration (“FDA”) cleared the IND application for CX-2029, the PDC targeting CD71. As a result, the Company achieved the IND success criteria under the CD71 Agreement and received a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). The Company commenced enrollment of its Phase 1/2 clinical trial and dosed the first patient in a clinical trial at the end of the second quarter of 2018.

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

In May 2018, the Company earned a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN) under the CD71 Agreement. The $21.0 million milestone payment was included as part of the transaction price in May 2018 and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of September 30, 2019.

The Company is obligated to make sublicense payments under the license agreement with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), as amended, equal to 7.5% of certain upfront and milestone payments owed to or received by the Company. As of September 30, 2019 and December 31, 2018, the Company recorded no liability and a liability of  $1.1 million, respectively, representing the sublicense fee payable to UCSB under the Discovery Agreement and the CD71 Agreement.

Of the $39.8 million total transaction price, the Company recognized the initial transaction price of $29.8 million allocated to the CD71 Agreement performance obligation using a cost-based input measure, the common measure of progress for the performance obligation.  In applying the cost-based input method, revenue is recognized based on actual full-time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours as the Company completes its combined performance obligation over the estimated service period.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  Based on a change in estimates, the Company has extended the estimated research period for the CD71 Agreement performance obligation from April 2021 to December 2021.  As the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie, the initial transaction price of $10.0 million allocated to this performance obligation is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of five years through April 2021. In addition, the transaction price of $10.0 million representing the milestone payment for the second target selected in June 2019 is recognized over the common measure of progress of the related obligation over the estimated research service period.  The research service period for the second target is estimated to be five years through June 2024.

The Company recognized revenue of $1.7 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively and $6.0 million and $16.3 million for the nine months ended September 30, 2019 and 2018, respectively, related to the AbbVie Agreements. As of September 30, 2019 and December 31, 2018, deferred revenue related to the CD71 Agreement performance obligation was $19.2 million and $23.2 million, respectively, and deferred revenue related to the Discovery Agreements performance obligation was $12.7 million and $4.7 million, respectively. As of both September 30, 2019 and December 31, 2018, no amounts were due from AbbVie under the CD71 Agreement and the Discovery Agreement.

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

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a Probody T-cell engaging bi-specific therapeutic targeting epidermal growth factor receptor (the “EGFR Products”). The Company is responsible for early-stage development of EGFR Products and all related costs up to certain pre-set costs and certain limits based on clinical trial size. Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of September 30, 2019 and December 31, 2018, the Company recorded no liability and a liability of $2.1 million, respectively, representing the sublicense fee payable to UCSB.  See Note 7 for further details.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows.   The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price as of September 30, 2019.

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations.  The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service period.  In the fourth quarter of 2018, the JSC discontinued work on two molecules that did not meet required research criteria.  Pre-clinical evaluation of additional molecules is ongoing as part of the candidate identification phase of the EGFR project, and as a result, there was a change in estimate of the projected costs and research service period to seven years during the fourth quarter of 2018.  At the end of the second quarter of 2019, the Company determined it will undertake additional testing and assessment of the molecules being evaluated under the EGFR project.  As a result, the estimated projected costs and research service period was further increased to eight years.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $1.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $2.9 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively, related to the Amgen Agreement. As of September 30, 2019 and December 31, 2018, deferred revenue related to the EGFR Products performance obligation was $38.4 million and $40.7 million, respectively. As of September 30, 2019 and December 31, 2018 deferred revenue related to the Amgen Other Products performance obligation was $3.2 million and $3.8 million, respectively. As of September 30, 2019 and December 31 2018, no amount was due from Amgen under the Amgen Agreement.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

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

On March 17, 2017, the Company and BMS entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “BMS Amendment”). The BMS Amendment grants BMS exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets. The effective date of the BMS Amendment was April 25, 2017 (“Amendment Effective Date”). Under the terms of the BMS Amendment, the Company continues to collaborate with BMS to discover and conduct preclinical development of Probody therapeutics against targets selected by BMS under the terms of the BMS Amendment.

Pursuant to the BMS Amendment, the financial consideration from BMS is comprised of an upfront payment of $200.0 million and the Company is eligible to receive up to an aggregate of $3,586.0 million as follows:

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

The Company is also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. The BMS Amendment does not change the term of the BMS’s royalty obligation under the BMS Agreement. BMS’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price as of January 1, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

During the first quarter of 2019, BMS terminated pre-clinical activities on three of the first four collaboration targets selected under the initial original 2014 BMS Agreement.  The first and second targets under the BMS Agreement were combined into a single performance obligation. The Company determined that termination of pre-clinical activities on the second target does not impact the Company’s continuing obligation to BMS for the first target, CTLA-4, as it is still being actively developed by BMS.  Therefore, the Company concluded that it will continue to amortize the related deferred revenue over the original performance period. The Company has determined that upon the termination of pre-clinical activities on the third and the fourth collaboration targets selected by BMS in January and December of 2016, respectively, under the BMS Agreement, it has no further obligations and is no longer eligible to receive any further proceeds from milestones, royalties or research and development fees for such targets.  As a result, the Company accelerated recognition of all of the related deferred revenue of the third and the fourth targets upon the effective date of termination and recognized $17.4 million in the first quarter of 2019.  Research work under the BMS Amendment executed in March 2017 continues.

The Company recognized revenue of $7.4 million and $8.2 million for the three months ended September 30, 2019 and 2018, respectively and $40.3 million and $24.6 million for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019 and December 31, 2018, deferred revenue relating to the BMS Agreement was $165.3 million and $205.6 million, respectively. The amount due from BMS under the BMS Agreement was $7,000 and $0.1 million as of September 30, 2019 and December 31, 2018, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provided the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the ImmunoGen Research Agreement and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. In February 2016, the Company exercised its option to obtain a development and commercialization license for CX-2009 pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”). In February 2017, ImmunoGen exercised its first option to obtain a development and commercialization license for one of the two targets. Substitution rights for this first target selection program terminated in February 2017 and ImmunoGen discontinued the program in July 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon the termination of the program. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target in December 2017 and Immunogen has announced that it is seeking to out-license the program.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the ImmunoGen Research Agreement. In December 2017, the Company entered into the ImmunoGen 2017 License arrangement and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018. The fair value of the consideration for the combined performance obligation was recognized as revenue over the research period that ended on June 30, 2018. As of September 30, 2019 and December 31, 2018, neither company has further research obligations under the ImmunoGen Research Agreement.

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

The Company recognized no revenue for this target for each of the three months ended September 30, 2019 and 2018, respectively; and no revenue and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, there was no deferred revenue relating to the ImmunoGen Research Agreement. As of both September 30, 2019 and December 31, 2018, no amount was due from ImmunoGen under the ImmunoGen Research Agreement.

Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and PDCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target and paid the Company $1.5 million. The option to select a fourth target lapsed in May 2016. Pfizer discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March 2018. In March 2018, Pfizer terminated the Pfizer Agreement. As such, the Company had no further performance obligations under this agreement after the first quarter of 2018.  The Company recognized revenue of $0 and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively related to the Pfizer Agreement.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2019:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$277,980	$10,000	$(49,175)	$238,805

There was a $10.0 million addition to deferred revenue during the nine months ended September 30, 2019.  Deductions of $49.2 million represent revenue recognized, including the accelerated recognition of deferred revenue of $17.4 million due to termination of certain targets by BMS, in the nine months ended September 30, 2019 that was included in the contract liability balance at the beginning of the period.

The Company estimates that the $238.8 million of deferred revenue related to the following contracts as of September 30, 2019 to be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•

The $19.2 million of deferred revenue related to the CD71 Agreement as of September 30, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately December 2021.

•

The $3.2 million of deferred revenue related to the first target under the Discovery Agreement as of September 30, 2019 is expected to be recognized ratably until approximately April 2021.  The $9.5 million of deferred revenue related to the second target under the Discovery Agreement as of September 30, 2019 is expected to be recognized ratably until approximately June 2024.

•

The $38.4 million of deferred revenue related to the Amgen EGFR Products as of September 30, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately September 2025.

•	The $3.2 million of deferred revenue related to the Amgen Other Products as of September 30, 2019 is expected to be recognized ratably until approximately September 2023.
•	The $165.3 million of deferred revenue related to the BMS Agreement as of September 30, 2019 is expected to be recognized ratably until approximately April 2025.

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

On April 2, 2019, the Company entered into Amendment No.3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No.3”).  In connection with the amendment, the Company issued to UCSB 150,000 shares of CytomX common stock with a fair value of $10.68 per share. Under the terms of Amendment No.3, the Company and UCSB agreed to modify the determination of sublicense revenues payable by the Company to UCSB on certain existing collaboration agreements and on collaboration agreements executed subsequent to Amendment No.3.  In exchange, the Company agreed to make an upfront payment of $1.0 million as well as additional annual license maintenance fees of $0.8 million through 2031.  In the event that the Company terminates the agreement due to material concern of the safety or efficacy of the related technology, 50% of all remaining maintenance fees will become due immediately.  Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.  Pursuant to Amendment No.3, the Company recorded in research and development expense a charge of $3.4 million relating to sublicense and maintenance fees representing the 150,000 shares issued with a fair value of $1.6 million, the upfront payment of $1.0 million and the additional annual maintenance fee of $0.8 million during the nine months ended September 30, 2019.

In June 2019, the Company incurred an additional $0.8 million of sublicense fees related to the $10.0 million milestone payment for the second target selected by AbbVie under the Discovery Agreement. See Note 6 for further details.

The Company incurred expenses of $0 and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively, under the provisions of the UCSB Agreement.

As of September 30, 2019 and December 31, 2018, the Company recorded a liability of $0 and $3.2 million, respectively, representing the sublicense fee payable to UCSB.

8. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the nine months ended September 30, 2019 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2018	7,803,773	$12.62
Options granted	2,624,983	13.77
Options exercised	(112,197)	5.00
Option forfeited/expired	(632,038)	17.63
Balances at September 30, 2019	9,684,521	$12.70
Options exercisable at September 30, 2019	5,801,190	$10.00

In September 2019, the Board of Directors adopted the 2019 Employment Inducement Incentive Plan (the “2019 Plan”) which provides for the grant of stock options and other equity awards to any employee who has not previously been an employee or director of the Company or who is commencing employment with the Company following a bona fide period of nonemployment by the Company. Awards granted under the 2019 Plan are intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4). Options granted under the 2019 Plan are nonqualified stock options (“NSOs”). The initial number of shares of common stock available for future issuance under the 2019 Plan is 1,815,000.

Under the terms of the 2019 Plan, options may be exercisable for periods of up to ten years and options shall be granted at an exercise price of not less than 100% of the fair market value of a share of common stock on the date of grant.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense:
Research and development	$1,948	$2,131	$7,241	$5,989
General and administrative	2,395	2,282	7,748	6,273
Total stock-based compensation expense	$4,343	$4,413	$14,989	$12,262

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at September 30, 2019 and December 31, 2018, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense for both the three months ended September 30, 2019 and 2018 was $1.3 million.  Rent expense for both the nine months ended September 30, 2019 and 2018 was $3.8 million.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (unaudited)—(Continued)

Supplemental information related to leases are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,205	$3,615

		September 30, 2019
		(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets		$26,069
Current operating lease liabilities		2,719
Non-current operating lease liabilities		25,621
Total operating lease liabilities		$28,340

		September 30, 2019
Weighted-average remaining lease term (in years)
Operating lease		7.10
Weighted-average discount rate
Operating lease		8.25%

		September 30, 2019
		(in thousands)
Maturity of operating lease liabilities
2019		$1,239
2020		4,990
2021		5,129
2022		5,273
2023 and beyond		21,109
Total lease payments		37,740
Less imputed interest		(9,400)
Present value of lease liabilities		$28,340

10. Income Tax Expense

The Company recorded income tax expense of $0 and $2.5 million during the three months ended September 30, 2019 and 2018, respectively and $6,000 income tax benefit and $5.4 million income tax expense for the nine months ended September 30, 2019 and 2018, respectively. The income tax expense during the three and nine months ended September 30, 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the BMS Amendment entered into in March 2017.  The Company’s effective tax rate was 0.0% and (12.0)% for the three months ended September 30, 2019 and 2018, respectively.  The Company’s effective tax rate was 0.0% and (11.5)% for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are pioneering a novel class of investigational antibody therapeutics, based on our Probody™ technology platform, for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We believe this approach has the potential to make meaningful enhancements to the combined efficacy and safety profile, known as the “therapeutic window,” of antibody therapeutics and also to enable new targeted therapies. We believe that Probody therapeutics have the potential to create or widen the therapeutic window for certain antibody therapeutics, allowing for the development of new approaches to the treatment of cancer. We are utilizing our Probody Platform to develop a pipeline of potential best-in-class immunotherapies against clinically-validated targets and potential first-in-class therapeutics against novel, difficult to drug targets. Furthermore, we believe the Probody therapeutic approach has the potential to enable safer, more effective combination therapy for cancer.

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting programmed cell death ligand 1 (“PD-L1”), a clinically and commercially validated immuno-oncology target. CX-072 is designed to uncouple the anti-cancer activity of PD-L1 inhibitors from the associated autoimmune toxicities by inhibiting PD-L1 in the tumor microenvironment with minimal engagement in healthy tissue.  We continue to evaluate CX-072 in a Phase 1/2 clinical trial that we call PROCLAIM-CX-072. This study is designed to assess the safety, activity, and translational biology of CX-072 as a single agent and in combination with other anticancer therapies. We disclosed initial clinical proof of concept data on CX-072 at various oncology conferences in 2018 and we disclosed additional clinical safety and efficacy data on CX-072 at a Research and Development Day we hosted in February 2019 (the “CytomX R&D Day”), which data was updated in June 2019 at the Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago, Illinois.  On October 29, 2019, we announced the initiation of a Phase 2 clinical trial to evaluate the safety and activity of CX-072 in combination with ipilimumab in patients with relapsed or refractory melanoma.

Our second most advanced product candidate is CX-2009, a wholly owned Probody Drug Conjugate directed against CD166, a novel drug target.  Probody Drug Conjugates are unique, CytomX-designed Probody therapeutic versions of a class of drugs called Antibody Drug Conjugates (ADCs), which are antibodies that have been conjugated to a small molecule cytotoxic agent via a chemical linker.   Because our Probody therapeutics are designed to minimize binding of potent anti-cancer therapy to normal tissues, we believe we can address a new class of targets with attractive molecular features that were previously unsuitable because of high expression on normal tissues. CD166 is an example of this kind of target. CD166 is highly and homogenously expressed in multiple different tumors types, which makes it an attractive target for a Probody drug conjugate therapeutic; however, the high expression of CD166 on normal tissues makes this a difficult target to drug with a traditional ADC.  CX-2009 is currently in the dose escalation and dose finding portion of a Phase 1/2 clinical trial. We disclosed initial clinical data on CX-2009 at the CytomX R&D Day and additional data at the American Academy of Cancer Research conference in April 2019.

In addition to our wholly owned programs, we have entered into several strategic collaborations with leading oncology-focused pharmaceutical companies, such as AbbVie Inc., through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”) and Bristol-Myers Squibb Company (“BMS”). The most advanced program from our partnerships is a BMS-986249, a CTLA-4 Probody therapeutic, which BMS is currently advancing in a Phase 1/2 clinical trial. BMS is currently preparing to initiate a randomized Phase 2 clinical trial.  We are also treating patients in a Phase 1/2 clinical trial for CX-2029, a Probody Drug Conjugate (“PDC”) targeting the novel and highly expressed target CD71, which we have partnered with AbbVie.  We have also extended our Probody platform to the T-cell engaging bispecific modality. Our most advanced program in this modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific, which is currently in lead optimization stage, and which we are developing in partnership with Amgen.

We are currently conducting clinical trials for three product candidates derived from our Probody platform.  Our partner, BMS is conducting a clinical trial for a fourth product candidate derived from our Probody platform.  We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008.  Our net loss was $23.7 million and $66.8 million for the three and nine months ended September 30, 2019, respectively.  As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $381.8 million and $315.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

Regulatory agencies, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly owned and partnered product candidates in clinical trials, including CX-072, CX-2009 and CX-2029 as well as any additional product candidates for which we initiate clinical trials in the future. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, of regulatory uncertainty, manufacturing limitations and the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the adoption of ASC 842, Leases, there have been no other material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2019.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. Examples include the initiation of a Phase 2 clinical trial evaluating the safety and activity of CX-072 in combination with ipilimumab that we announced in October 2019; and we continue to evaluate CX-072, CX-2009 and CX-2029 in Phase 1/2 clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018.

Revenues

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
AbbVie	$1,652	$2,827	$(1,175)	$5,983	$16,261	$(10,278)
Amgen	1,648	1,520	128	2,905	4,372	(1,467)
BMS	7,412	8,162	(750)	40,322	24,572	15,750
ImmunoGen	—	—	—	—	1,471	(1,471)
Pfizer	—	—	—	—	1,355	(1,355)
Total revenue	$10,712	$12,509	$(1,797)	$49,210	$48,031	$1,179

The decrease in revenue of $1.8 million for the three months ended September 30, 2019 compared to the corresponding period in 2018 was primarily due to an overall $1.2 million decrease in revenue from AbbVie.  The change in revenue from AbbVie consists of a $1.7 million decrease in revenue under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) due to the lower percentage of completion under the CD71 Agreement as a result of ongoing dose escalation in the continued development program which required extension of the research service period, but was partially offset by an increase in revenue of $0.5 million related to the $10 million milestone earned for the second target selected by AbbVie in June 2019, which amount is being recognized as revenue over the estimated research service period of 5 years.  In addition, there was a decrease of $0.7 million in revenue from BMS due to the reduced amortization of deferred revenue of certain targets in the third quarter of 2019 as the remaining deferred revenue on such targets was accelerated into revenue in the first quarter of 2019 upon termination of certain targets under our Collaboration and License Agreement with BMS (the “BMS Agreement”) due primarily to portfolio reprioritization.

The increase in revenue of $1.2 million for the nine months ended September 30, 2019 compared to the corresponding period in 2018 was primarily due to the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the BMS Agreement in the first quarter of 2019, which amount was partially offset by a decrease in revenue from AbbVie due to the $21 million milestone payment (net of the associated sublicense fee of $4 million) earned in May 2018 under the CD71 Agreement, of which $9.9 million was recognized in the second quarter of 2018 (reflecting the percentage completed to-date on the project).  A decrease in revenue from Amgen of $1.5 million was due to lower percentage of completion in 2019 as a result of a joint decision with Amgen to perform additional research, which required a corresponding extension of the research service period.  A decrease in revenue from ImmunoGen of $1.5 million was due to the completion of the related research term in June 2018 under our Research Collaboration Agreement with Immunogen (the “Immunogen Research Agreement”).  The decrease in revenue from Pfizer of $1.3 million was due to termination of our Research Collaboration, Option and License Agreement with Pfizer Inc. in March 2018.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Research and development expenses	$27,967	$27,549	$418	$95,178	$75,560	$19,618

Research and development expenses increased $0.4 million during the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase was attributable to an increase of $1.3 million in personnel-related expenses primarily due to an increase in headcount; an increase of $0.7 million in consulting expenses resulting from increased clinical trial activities and an increase of $0.8 million in the allocation of information technology and facilities related expenses resulting from an increase in headcount.  Such amounts were partially offset by an overall decrease, among several programs, of $2.4 million in laboratory contracts and services and laboratory supplies as a result of timing of manufacturing activities as well as reduced costs relating to CX-188 following our indefinite postponement of further development of such program.

Research and development expenses increased $19.6 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was attributable to a $7.1 million increase in personnel-related expenses primarily due to an increase in headcount; a $5.0 million charge relating to the acquisition of technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the first quarter of 2019; an increase of $3.4 million associated with entering into the amendment to the license agreement with UCSB (the “UCSB Agreement”) in the second quarter of 2019 (“Amendment No.3”) (representing the 150,000 shares of common stock issued for $1.6 million, the upfront payment of $1.0 million and the additional annual maintenance fee of $0.8 million); an increase of $2.5 million in clinical related expenses resulting from increased clinical trial activities; an increase of $2.3 million in the allocation of information technology and facilities related expenses resulting from an increase in headcount; an increase of $0.9 million in consulting expenses resulting from increased clinical trial activities; and an increase of $0.4 million in depreciation expense due to addition of machinery and equipment.  Such amounts were partially offset by a decrease of $2.0 million in laboratory contracts and services and laboratory supplies as a result of timing of manufacturing activities and reduced related activities as well as reduced costs relating to CX-188 following our indefinite postponement of further development of such program.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$6,964	$4,351	$2,613	$19,269	$13,747	$5,522
CX-2009 (CD166)	3,619	5,068	(1,449)	11,000	12,113	(1,113)
CX-2029 (CD71)	1,985	3,996	(2,011)	7,615	8,756	(1,141)
Other wholly owned and partnered programs	1,106	2,404	(1,298)	3,425	7,523	(4,098)
General research and development expenses	3,559	2,665	894	18,910	7,646	11,264
	17,233	18,484	(1,251)	60,219	49,785	10,434
Internal costs	10,734	9,065	1,669	34,959	25,775	9,184
Total research and development expenses	$27,967	$27,549	$418	$95,178	$75,560	$19,618

The increase in CX-072 expenses for the three months ended September 30, 2019 compared to the corresponding period of 2018 was primarily due to $0.4 million in expenses resulting from clinical trial planning for CX-072 and an increase of $2.0 million in expenses resulting from laboratory contract and services due to additional drug production runs in the third quarter of 2019. The decrease in CX-2009 and CX-2029 expenses for the three months ended September 30, 2019 compared to the corresponding period of 2018 were primarily due to expenses resulting from increased drug production runs in 2018. The decrease in “Other wholly owned and partnered programs” for the three months ended September 30, 2019 compared to the corresponding period of 2018 was primarily due to reduced costs relating to CX-188 following our indefinite postponement of further development of such program at the end of 2018.  The increase in general research and development expenses for the three months ended September 30, 2019 compared to the corresponding period of 2018 was primarily due to an increase of $0.6 million in personnel-related expenses.  The increase in internal costs for the three months ended September 30, 2019 was primarily due to an increase in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount.

The increase in CX-072 costs for the nine months ended September 30, 2019 compared to the corresponding period of 2018 was primarily due to $1.9 million in expenses resulting from clinical trial planning for CX-072, and other increases in expenses resulting from overall laboratory contracts and services and clinical trial expenses. The decreases in CX-2009 and CX-2029 for the nine months ended September 30, 2019 compared to the corresponding period of 2018 were primarily due to expenses resulting from increased drug production runs in 2018.  The decrease in “Other wholly owned and partnered programs” for the nine months ended September 30, 2019 compared to the corresponding period of 2018 was primarily due to reduced costs relating to CX-188 following our indefinite postponement of further development of such program at the end of 2018.  The increase in general research and development expenses for the nine months ended September 30, 2019 compared to the corresponding period of 2018 was primarily due to a $5.0 million charge relating to the acquisition of technical know-how during the first quarter of 2019, and a $3.4 million expense associated with entering into Amendment No.3 to the UCSB Agreement in the second quarter of 2019.  The increase in internal costs for the nine months ended September 30, 2019 was primarily due to increase in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
General and administrative expenses	$8,463	$8,137	$326	$27,548	$24,535	$3,013

General and administrative expenses increased by $0.3 million during the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase was attributable to an increase of $0.4 million in consulting expenses primarily related to IT, software implementation and finance services; an increase of $0.5 million in dues and subscriptions primarily related to software and other IT services; an increase of $0.2 million in building maintenance charges; an increase of $0.1 million in personnel related expenses due to increase in headcount; and an increase of $0.1 million in depreciation and amortization expenses due to addition of machinery and equipment.  Such amounts were partially offset by a decrease of $0.2 million in legal expenses and a decrease of $0.8 million through increased expense allocation of information technology and facilities-related expenses to research and development due to an increase in research and development headcount.

General and administrative expenses increased by $3.0 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was attributable to an increase of $2.9 million in personnel-related expense due to an increase in headcount; an increase of $0.9 in consulting and professional services primarily due to an increase in tax and audit activities in the first quarter of 2019; an increase of $0.9 million in dues and subscriptions expenses primarily related to software and other IT services; an increase of $0.4 million in building maintenance charges; and an increase of $0.2 million in depreciation and amortization expenses due to addition of machinery and equipment.  Such amounts were partially offset by a decrease of $2.3 million through increased expense allocations for information technology and facilities-related expenses to research and development due to an increase in research and development headcount.

Interest Income and Other Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Interest income	$1,997	$2,219	$(222)	$6,854	$5,134	$1,720
Other income (expense), net	22	29	(7)	(126)	(50)	(76)
Total interest and other income	$2,019	$2,248	$(229)	$6,728	$5,084	$1,644

Interest Income

Interest income decreased $0.2 million during the three months ended September 30, 2019 compared to the corresponding period in 2018. The decrease was primarily attributable to a decrease in interest income earned in the third quarter of 2019 due to the lower cash and cash equivalents position as compared to the corresponding period in 2018 in which the July 2018 common stock offering was completed.

Interest income increased $1.7 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily attributable to an increase in interest income earned since July 2018 on our short-term investments due to an overall increase in our cash and cash equivalents position resulting from the common stock offering completed in July 2018.

Other Income (Expense), Net

Other income had no significant change during the three months ended September 30, 2019 compared to the corresponding period in 2018.

Other expenses increased $0.1 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily attributable to an increase in foreign currency losses resulting from the weakening of the U.S. dollar against the Euro and British Pound Sterling.

Provision For (Benefit From) Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$-	$2,502	$(2,502)	$(6)	$5,391	$(5,397)

Provision for income taxes decreased by $2.5 million during the three months ended September 30, 2019 compared to the corresponding period in 2018.  There was no income tax provision for the three months ended September 30, 2019 as we were in a taxable loss position and we had minimal changes in our unrealized gain on the available for sale debt securities. The income tax expense of $2.5 million for the corresponding period in 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the amendment to the BMS Agreement entered into in March 2017 (the “BMS Amendment”).

Provision for income taxes decreased by $5.4 million during the nine months ended September 30, 2019 compared to the corresponding period in 2018.  The income tax benefit of $6,000 for the nine months ended September 30, 2019 resulted from an unrealized gain on the available for sale securities recorded in other comprehensive income during the nine months ended September 30, 2019.  The income tax expense of $5.4 million for the corresponding period in 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of the upfront payments received pursuant to the BMS Amendment entered into in March 2017.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $325.7 million and an accumulated deficit of $381.8 million, compared to cash, cash equivalents and short-term investments of $436.1 million and an accumulated deficit of $315.0 million as of December 31, 2018. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In July 2018, we issued 5,867,347 shares of our common stock at a price of $24.50 per share, which included 765,306 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, for net proceeds of $134.6 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(111,001)	$(46,779)
Net cash provided by (used in) investing activities	26,844	(9,916)
Net cash provided by financing activities	1,226	138,900
Net increase (decrease) in cash and cash equivalents	$(82,931)	$82,205

Cash Flows from Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $111.0 million, which consisted of a net loss of $66.8 million, adjusted by non-cash charges of $16.6 million and a net decrease of $60.8 million relating to the change in our net operating assets and liabilities. The non-cash charges primarily consist of $15.0 million in stock-based compensation; $1.6 million of common stock issued in connection with our entry into Amendment No.3 to the UCSB Agreement and $2.0 million in depreciation and amortization expense; which amounts were partially offset by $2.0 million in accretion of discounts on our short-term investments. The change in our net operating assets and liabilities was primarily due to: (a) a decrease of $39.2 million in deferred revenue resulting from the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the BMS Agreement in the first quarter of 2019 and continued recognition of other deferred revenue from existing customers, partially offset by the additional $10.0 million milestone payment due from AbbVie in June 2019, which payment was triggered by its selection of the second target under the Discovery Collaboration and Licensing Agreement with AbbVie (as amended, the “Discovery Agreement”); (b) a decrease of $22.1 million in accrued liabilities and income tax payable due to the payment of $13.7 million for our 2018 estimated income tax liability, $3.8 million in sublicense fee and $4.6 million in other liabilities during the nine months ended September 30, 2019. These decreases were partially offset by an increase of $0.4 million in cash flows with $0.2 million from prepaid expenses and other current assets and $0.2 million from accounts payable.

During the nine months ended September 30, 2018, cash used in operating activities was $46.8 million, which consisted of a net loss of $52.4 million, adjusted by non-cash charges of $12.5 million and a net decrease of $6.9 million in our operating assets and liabilities. The non-cash charges primarily consisted of $12.3 million in stock-based compensation and $1.4 million in depreciation and amortization; which amounts were partially offset by $1.1 million in accretion of discounts on our short-term investments. The change in our operating assets and liabilities was primarily attributable to: (a) a net decrease in deferred revenue of $26.8 million resulting from the recognition of $47.8 million in upfront fees and milestone payments under ASC 606 pursuant to our collaboration agreements, partially offset by the $21.0 million (net of the payment of an associated sublicense fee of $4.0 million to SGEN) of adjustment to deferred revenue resulting from the milestone payment earned from AbbVie under the CD71 Agreement and (b) a decrease in cash flows of $3.5 million resulting from the increase in prepaid expenses and other current assets. These decreases were partially offset by an increase in cash flows of: (i) $10.1 million from accounts receivable resulting primarily from the $10.0 million we received from BMS for the investigational new drug application filing of BMS-986249; (ii) $10.6 million from accrued liabilities, income tax payable and other long-term liabilities resulting primarily from a $5.0 million increase in income tax payable, a $2.9 million in accrued liabilities driven by increases in lab services and UCSB sublicense fee accrual and a $2.0 million in accrued CRO expenses relating to clinical trial activities; and (iii) $2.8 million from accounts payable.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, cash provided by investing activities was $26.8 million, which consisted of $179.2 million in proceeds received upon the maturity of marketable securities, partially offset by $149.5 million used in the purchases of short-term investments and $2.8 million of capital expenditures used to purchase property and equipment.

During the nine months ended September 30, 2018, cash used in investing activities was $9.9 million, which consisted of $161.7 million used in the purchases of short-term investments and $2.7 million of capital expenditures used to purchase property and equipment. Such decreases were offset by $154.5 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the nine months ended September 30, 2018, cash provided by financing activities primarily consisted of proceeds from our common stock public offering of $134.6 million (net of underwriting discounts and stock issuance costs of $9.2 million) and proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan of $4.3 million.

Contractual Obligations

Following our entry into Amendment No. 3 to the UCSB Agreement in April 2019, we are obligated to pay an additional annual license maintenance fee of $750,000 from April 2019 through 2031.  See Part I- Item 1. Notes to Condensed Financial Statements, Note 7 for further details.  Other than the foregoing and changes disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, during the three months ended September 30, 2019, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $325.7 million and $436.1 million as of September 30, 2019 and December 31, 2018, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of September 30, 2019, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $381.8 million and $315.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we begin to enroll patients in our Phase 2 clinical trial of CX-072, our candidate directed against PD-L1, in combination with ipilimumab in patients with relapsed or refractory melanoma, continue our other ongoing Phase 1/2 clinical trials of CX-072, CX-2009, our PDC candidate directed against CD-166, and CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie Inc., and as we advance into later trials and new trials for other programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2019, we had $325.7 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we begin to enroll patients in our Phase 2 clinical trial of CX-072 in combination with ipilimumab in patients with relapsed or refractory melanoma and as we continue our other ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we advance into later trials and new trials for other programs. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. We initiated a Phase 2 clinical trial of CX-072, our candidate directed against PD-L1, in combination with ipilimumab for cancer in October 2019 and we continue our Phase 1/2 clinical trial of CX-072 for cancer which was initiated in January 2017. We also initiated our Phase 1/2 clinical trial of CX-2009, our PDC candidate directed against CD-166, for cancer in June 2017, and initiated our Phase 1/2 clinical trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie, for cancer in June 2018. Each of these clinical trials is ongoing.  In addition, Bristol-Myers Squibb Company (“BMS”) commenced enrollment of a Phase 1/2 clinical trial for BMS-986249, a Probody therapeutic directed against CTLA-4, in 2018.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, CX-2029 and BMS-986249 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072, CX-2009 and CX-2029). For example, in June 2018 we announced initial clinical data on CX-072 at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”) and in February 2019 we announced updated clinical data regarding CX-072 (which data was updated in June 2019 at the 2019 Annual Meeting of ASCO) and our first clinical data on CX-2009. While CX-072 has generally been well tolerated to date, there can be no guaranty that unexpected adverse events will not occur later in this trial or in other trials involving our product candidates or the product candidates of our collaborators. The data described at ASCO show that the administration of monotherapy CX-072 was generally well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. However, Grade 3/4 TRAEs were reported in two patients (neutropenia and thrombocytopenia in a patient with thymic cancer (3 mg/kg) and transaminase elevation in a patient with breast cancer (30 mg/kg)) with both events successfully managed with therapeutic intervention including steroids and discontinuation of CX-072.  In addition, the results showed that the administration of CX-072 in combination with ipilimumab was generally well tolerated with the majority of TRAEs as Grade 1/2.  Of the 16 treated patients, five (31%) reported a Grade 3/4 TRAE, a rate similar to that reported previously for 3 mg/kg ipilimumab monotherapy. These events included: Grade 3 colitis (n=1), Grade 3 dyspnea/pneumonitis (n=1), Grade 3 headache/Grade 3 hyponatremia (n=1), and Grade 3 amylase/Grade 4 lipase (n=1).  A Grade 3 TRAE in one patient was designated as non-treatment related post data cutoff. A dose limiting toxicity of Grade 3 dyspnea was reported in one patient. On October 22, 2018, we presented follow-up data at the 2018 Annual Meeting of the European Society of Medical Oncology in Munich, Germany.  In this presentation, we also disclosed initial data on immune related adverse events (irAE) and infusion related reactions (IRR).  Of the 46 patients treated, 3 (7%) developed Grade 3/4 irAEs and 2 (4%) developed Grade 3/4 IRRs.  Of the 20 patients treated in the combination with ipilimumab, 2 (10%) developed Grade 3/4 irAEs and 0 (0%) developed Grade 3/4 IRRs.

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

In February 2019, we announced data on the ongoing clinical trial for CX-2009.  While CX-2009 has been generally well tolerated to date, 23/76 (30.3%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders.

The results of our future clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in such clinical trials could respond in unexpected ways. For instance, our Phase 1/2 clinical trials of CX-072 are being conducted in patients with advanced cancers, including metastatic or locally advanced unresectable solid tumors or lymphomas, who have failed other approved therapies for their disease, and as such, it may be difficult to establish safety and efficacy in this type of patient population. In addition, certain arms of our Phase 1/2 clinical trials of CX-072 enroll patients with tumor types that are not known to be responsive to PD-L1 agents and therefore may be less likely to show effectiveness. Because certain PD-1 and PD-L1 agents are already approved for the treatment of some tumor types, we could not test CX-072 on those tumor types and will not be able to obtain clinical information about how CX-072 acts in these tumors. Comparing safety and efficacy of CX-072 against other PD-L1 or PD-1 antibodies (either in development or in the market) may be difficult since our Phase 1/2 clinical trials is enrolling a different patient population than other studies.  Additionally, a portion of our Phase 1/2 clinical trial of CX-072 includes the administration of CX-072 in combination with Yervoy (ipilimumab) or Zelboraf (vemurafenib), which could exacerbate immune system related adverse events, cause increased toxicity or otherwise lead to unexpected adverse events. Furthermore, in November 2019, we announced the initiation of our first Phase 2 clinical trial of CX-072 at a dose level of 10 mg/kg in combination with ipilimumab at a dose level of 3mg/kg.  This dose of ipilimumab is higher than the currently approved combination dose of ipilimumab of 1 mg/kg with another PD agent, Nivolumab.  While we believe our Phase 1 clinical data supports this combination, only further clinical testing will determine whether such a combination is tolerable for patients.  The Phase 1/2 clinical trial of BMS-986249 being conducted by BMS includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks.  In our Phase 1/2 clinical trials of CX-2009 and CX-2029, we are targeting CD-166 and CD71, respectively, targets that are broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71, which is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. For example, in our Phase 1/2 clinical trials of CX-072, which is directed against PD-L1, we are only permitted to enroll patients with cancer types for which there are no PD inhibitors available for sale.  As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with hundreds of clinical trials exploring the use of PD-1 and PD-L1 agents, there can be no assurance that patients will choose to enroll in our clinical trial. In addition, any arms of our Phase 1/2 clinical trial of CX-072, CX-2009 or CX-2029 for indications with small population sizes could be particularly difficult to enroll. Furthermore, the part of our Phase 1/2 clinical trial of CX-072 in which patients are treated with the combination of CX-072 and vemurafenib can only enroll those patients who do not have access to MEK inhibitors because the emerging standard of care in jurisdictions where MEK inhibitors are available in combination with a BRAF inhibitor (such as vemurafenib), which may have an impact on enrollment in this part of the trial. Our Phase 1/2 clinical trials of CX-072, CX-2009 and CX-2029 study patients who have one of a select number of specific tumor types rather than patients suffering from any cancer, which may limit the rate of enrollment of the trial. As with the clinical trials of CX-072, our Phase 1/2 clinical trials of CX-2009 and CX-2029 are also competing with hundreds of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trial may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including BMS’ ongoing Phase 1/2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to continue to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, PDCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing, including the research resulting from our ongoing clinical trials for CX-072, CX-2009 and CX-2029.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, BMS, ImmunoGen, Pfizer and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration and has announced its intention to out-license the other program.  In addition, in January 2019, BMS terminated its programs for three targets it had selected under our agreement with them. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses.  If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborator may terminate the relevant agreement.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For example, for each of CX-072 CX-2009 and CX-2029, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not own manufacturing facilities for producing such supplies and do not have any long term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the CX-2009 program.  We have recently completed transfer of the drug substance manufacturing process from ImmunoGen to a CMO, where we have an existing relationship and which has expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of CX-2009 in connection with such transfer or that we will not experience any other disruption in the manufacture of CX-2009.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-072, CX-2009 and CX-2029, we will need to manufacture them in large quantities. To date we have been able to successfully manufacture CX-072, CX-2009 and CX-2029 for our ongoing early stage clinical trials.  However, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for CX-072, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability and to increase the term of stability for CX-072 drug product for late stage clinical trials and commercialization.  However, we may have to start late stage trials with our early clinical trial drug product and switch to late stage or commercial drug product mid trial.  In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late stage or commercial material to assure comparability between the earlier trial material and the late stage or commercial material.  Changing formulation and scale up process is a complicated and difficult task.  While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are not able to scale up our manufacturing capabilities with respect to CX-072 or any of our other product candidates, increase the life of drug stability of CX-072 or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize CX-072 or such other product candidates in a timely manner or at all.

Additionally, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, Massachusetts, which provided clinical manufacturing support for the CX-2009 program. We recently completed the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale.  While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of CX-2009 in connection with such transfer or that we will not experience any other disruption in the manufacturing of CX-2009 . In addition, for CX-2029, the manufacturing of additional clinical quantities could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our president and chief executive officer, W. Michael Kavanaugh, M.D., our chief scientific officer and Amy C. Peterson, M.D., our newly appointed chief development officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area.

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

In the United States, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had high and low sales prices in the range of $6.64 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 30% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  We evaluate our internal controls systems to allow management to report on the effectiveness of the operation of our internal controls. Based on our market capitalization at September 30, 2018, we ceased to be an emerging growth company at December 31, 2018 and, accordingly, were required to deliver an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting in our 2018 Annual Report and will be required to do so for future annual reports.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

10.1#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”)				X

10.2#	Form of Stock Option Agreement under the 2019 Plan				X

10.3#	Consulting Agreement effective as of August 19, 2019, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.				X

10.4#	Separation Agreement effective as of September 5, 2019, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.				X

10.5#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D. dated as of September 23, 2019.				X

10.6#	Severance and Change of Control Agreement effective as of October 14, 2019, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

#	Indicates a management contract or compensatory plan.
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

CytomX Therapeutics, Inc.

Date: November 7, 2019	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: November 7, 2019	By:	/s/ Robin Knifsend
Robin Knifsend
Vice President of Finance (Principal Accounting Officer)