Form 10-K
period 2019-12-31
CytomX Therapeutics, Inc.
filed 2020-02-27
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 Oyster Point Boulevard, Suite 400 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 515-3185

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	CTMX	The Nasdaq Global Select Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $501.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2019 of $11.22 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2020, 45,566,551 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates and therapeutics developed utilizing our Probody® platform technology;

•

the initiation, timing, progress and results of our ongoing clinical trials, research and development programs, preclinical studies, and regulatory submissions, including Investigational New Drug (“IND”) applications, Clinical Trial Applications, New Drug Applications (“NDA”) and, Biologics License Applications (“BLA”);

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

•

our or any collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are developing a novel class of investigational antibody therapeutics, based on our Probody® technology platform, for the treatment of cancer. Our innovative technology is designed to turn previously undruggable targets into druggable targets and to enable more effective combination therapies. Together with our partners, we have advanced five novel drug-candidates into clinical trials, three of which are in Phase 2 studies and two of which are in Phase 1 studies. We have strong industry partnerships with leading biotech and pharmaceutical companies.  Our Probody therapeutic approach is designed to enable “conditional activation” of antibody-based drugs within cancer tissue to more specifically target the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We achieve conditional activation of antibodies by modifying them with a mask which blocks binding of the antibody to its target until the mask is removed. Mask removal occurs in cancer tissue when proteases, enzymes that are highly active in cancer but not normal tissue, selectively cleave the mask from the antibody, resulting in unmasked antibody activity in the tumor but not normal tissue.  We believe this approach has the potential to develop clinically meaningful therapeutics and improve patient outcomes in  three ways to improve patient outcomes: 1) by enhancing the “therapeutic window” for drug candidates, that is, the balance between their tolerability and activity; 2) by pursuing tumor targets that were previously considered “undruggable” due to their ubiquitous expression on normal tissues; and 3) by pursuing novel combination therapies that are poorly tolerated without using our Probody platform. We are developing a robust pipeline by leveraging our Probody platform to develop a product pipeline, shown below, of potential best-in-class immunotherapies against clinically validated targets and potential first-in-class therapeutics against novel, difficult to drug targets.

CytomX Pipeline of Probody Therapeutics

Our broad Probody therapeutic technology platform and lead product candidates are supported by more than a decade of thorough scientific research and strong intellectual property. We have established a broad worldwide patent estate of more than 135 issued, owned and co-owned patents and more than 325 pending, owned and co-owned patent applications. We also have an exclusive license from University of California, Santa Barbara (“UCSB”) to three patent families covering screening tools to identify masks and substrates.  We continue to conduct extensive research to create future generations of product candidates based on our Probody technology.

Cancer is the second leading cause of mortality in the United States and accounts for nearly one in every five deaths. Over the last twenty years, a new paradigm of cancer treatment has emerged that is focused on more targeted therapies, including monoclonal antibody modalities, and combination therapies aimed at multiple targets. In 2018, half of the top 10 best-selling drugs on the market were monoclonal antibodies with new classes of monoclonal antibody-based therapeutics having also recently reached the market. These new classes include antibody-based immunotherapies, Antibody Drug Conjugates (“ADCs”), T-cell engaging bispecific antibodies, and Chimeric Antigen Receptor (“CAR”) based cellular therapies. We have demonstrated that our Probody therapeutic technology can be applied to many antibody modalities, including antibodies against immuno-oncology targets, ADCs, and T-cell engaging bispecific antibodies, and therefore we believe that significant opportunities exist for CytomX to develop and capture market share with safer and more effective anti-cancer treatments. We believe there may be a significant opportunity to utilize our Probody platform to localize antibody therapeutics to the tumor microenvironment, creating new classes of anti-cancer therapeutics.

Wholly Owned Clinical Candidate Advancements

Our lead wholly owned product candidate is CX-072, a Probody therapeutic targeting programmed cell death ligand 1 (“PD-L1”), a clinically and commercially validated immuno-oncology target.  Our vision for CX-072 is for this agent to become a novel and differentiated centerpiece for safer and more effective combination cancer therapies.  In normal physiology, PD-L1 plays a role in suppressing the immune system in healthy tissue. Tumors can co-opt this inhibitory function by upregulating PD-L1 expression and evading anti-cancer immune surveillance.  Inhibitors of the PD-L1 pathway have been designed and developed to restore anti-cancer immune surveillance resulting in anti-cancer activity and regulatory approval has been granted for several PD-L1 inhibitors. The related target, programmed cell death 1 (“PD-1”), functions in a similar manner to PD-L1 and several approved cancer therapies act on this target. Inhibitors of the PD-L1/PD-1 pathway have been approved for the treatment of many cancers including advanced melanoma, renal cell cancer, non-small cell lung cancer, bladder cancer and liver cancer.  Additionally, PD-L1 and PD-1 inhibitors have become the centerpiece of many oncology combination therapies and continue to be studied in a wide range of new combination strategies. The combined commercial market for inhibitors of the PD-L1 and PD-1 pathways is predicted to exceed $45 billion by 2023.

While PD-L1 and PD-1 inhibitors have been shown to augment the anti-cancer immune response to elicit deep and durable tumor responses, these agents can also cause undesirable and widespread activation of the immune system in healthy tissues, resulting in the emergence of immune-related toxicities, often necessitating steroid-based interventions and discontinuation of treatment, sometimes permanently. These toxicities can be more serious or severe when PD-L1 or PD-1 inhibitors are combined with other anti-cancer immune-based agents.  Our PD-L1 Probody therapeutic, CX-072, is designed to uncouple the anti-cancer activity associated with PD-L1 inhibition from its associated autoimmune toxicities by selectively inhibiting PD-L1 in the tumor microenvironment, thereby minimizing engagement of the immune system in healthy tissue.  At the 2019 annual meeting of the American Society of Clinical Oncology (“ASCO”) we presented clinical data showing the activity and tolerability of CX-072 monotherapy in a range of cancer types that supported the hypothesis that this agent could become a safer, more effective centerpiece of combination therapies. The reported activity of CX-072 was consistent with that expected from other PD inhibitors, including the observation of confirmed tumor responses, supporting our hypothesis that the antibody is selectively unmasked in the tumor microenvironment and has limited T-cell engagement in peripheral tissues. The safety findings of CX-072 were also favorable relative to other PD inhibitors with regard to immune-related adverse events.

With preliminary data from our ongoing studies indicating clinical proof of concept for CX-072 and the Probody platform, we have recently elected to focus our further development of CX-072 on combination strategies. To date, we have conducted two Phase 1 clinical trials evaluating CX-072 in combination therapy.  The first is CX-072 in combination with the anti-CTLA-4 antibody ipilimumab.  Our Phase 1 data for the CX-072 plus ipilimumab combination was most recently updated in October 2019 and based on these data, in October 2019, we announced the initiation of the Phase 2 clinical study, PROCLAIM CX-072-002, evaluating the safety and anti-cancer activity of CX-072 plus ipilimumab in patients with relapsed or refractory melanoma.  The second Phase 1 combination study initiated with CX-072 evaluated the combination of CX-072 with the BRAF inhibitor vemurafenib. We are no longer pursuing this combination.  We are planning to initiate a new Phase 1 clinical trial in 2020 of CX-072 in combination with our second wholly owned product candidate, CX-2009.

Our second wholly owned product candidate, CX-2009, is a Probody Drug Conjugate (“PDC”) directed against CD166, a novel drug target.  PDCs are CytomX-designed Probody therapeutic versions of a class of drugs called ADCs, which are antibodies that have been conjugated to a small molecule cytotoxic agent via a chemical linker to maximize their potency.  After decades of research and development by many companies, the ADC field has made significant progress in recent years and at least seven ADCs have been now approved for the treatment of cancer in the United States and elsewhere, including Kadcyla®, which targets HER2-positive metastatic breast cancer, Adcetris®, which targets CD30 in Classical Hodgkin Lymphoma and Mylotarg®, which targets CD33 for the treatment of Acute Myeloid Leukemia.  However, to avoid target-related toxicity, traditional ADCs have historically been limited to targeting proteins that are expressed highly in tumors, but that are also absent or minimally expressed in healthy tissues. Very few cancer-associated proteins have this desired profile. Because our Probody therapeutics are designed to remain masked in circulation, and thereby minimize binding to normal tissues, we believe we can address a new class of targets with high tumor expression that have previously been considered undruggable because of high expression on normal tissues and predicted severe side effects. Our PDC approach has the potential to expand the utility of ADCs for the treatment of cancer to many targets in this novel class and CD166 is an example of this type of target. CX-2009 is our Probody therapeutic directed to CD166 and conjugated to the cytotoxic agent DM4.  In April 2019, we presented updated clinical data from our Phase 1 clinical trial of CX-2009 monotherapy, showing single agent anti-cancer activity for CX-2009 and that it was generally well-tolerated.  Based on our Phase 1 clinical data, in December 2019, we announced that we were initiating a Phase 2 expansion study of CX-2009 in patients with hormone receptor (ER, PR) positive, HER2-negative breast cancer.

Collaborative Partner Advancements

In addition to our wholly owned programs, we have entered into several strategic collaborations with leading oncology-focused pharmaceutical companies, such as AbbVie Inc., through its subsidiary AbbVie Ireland Unlimited Company (“AbbVie”), Amgen, Inc. (“Amgen”) and Bristol-Myers Squibb Company (“Bristol-Myers Squibb”).  These collaborations are intended to advance additional product candidates into clinical development and potentially to the commercial market based on our Probody technology platform.

The most advanced product candidate from our partnerships is BMS-986249, an investigational CTLA-4 Probody therapeutic, which Bristol-Myers Squibb recently advanced into a randomized Phase 2 cohort expansion in patients with metastatic melanoma in combination with the PD-1 inhibitor nivolumab triggering, in February 2020, a $10.0 million milestone payment to us.  In September 2019, Bristol-Myers Squibb initiated the dose escalation phase of a Phase 1/2a clinical trial of a second anti-CTLA-4 Probody, BMS-986288, based on a modified version of ipilimumab, administered as monotherapy and in combination with nivolumab in patients with selected advanced solid tumors. These collaborative programs with Bristol-Myers Squibb are designed to optimize the risk-benefit profile of CTLA-4-directed therapy.

Throughout 2019, in partnership with AbbVie, we also continued to enroll and treat patients in PROCLAIM-CX-2029, a Phase 1/2 clinical study of CX-2029, a PDC targeting the highly expressed target, CD71.  The CX-2029 program is intended to open a therapeutic window for CD71 which is widely considered to be a high potential but previously undruggable target. In July 2019, AbbVie also selected a second research target under our 2016 discovery collaboration and licensing agreement (the “Discovery Agreement”) to develop PDCs and we received a $10.0 million payment in connection with such selection.

In December 2019, we in-licensed exclusive worldwide development and commercial rights from ImmunoGen, Inc. (“ImmunoGen”) to a PDC targeting epithelial cell adhesion molecule (“EpCAM”). This program was originally developed by ImmunoGen utilizing our Probody technology and ImmunoGen’s next-generation linker chemistry and novel maytansinoid payload, DM-21, and arose from our 2014 strategic collaboration with ImmunoGen. EpCAM is a target that is highly expressed on a wide variety of tumor types but is considered difficult to drug due to its wide expression on normal tissues.  Pre-clinical data presented by ImmunoGen at the 2018 European Antibody Congress and the 2019 Annual Meeting of American Association for Cancer Research (“AACR”) indicate that PDCs against EpCAM elicit potent tumor regression in multiple tumor models while minimizing anticipated on-target toxicities outside the tumor microenvironment.  We anticipate moving this program into IND-enabling studies during 2020.

We have also extended our Probody platform to the new and promising modality of T-cell engaging bispecific antibodies (“TCBs”).  TCBs are a highly potent therapeutic modality, designed to direct the activity of cytotoxic T-cells to tumors. TCBs such as Blincyto®, a CD19-directed TCB commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCBs for solid tumor indications is challenging. Due to their high potency, TCBs can target normal tissues with low antigen expression, resulting in significant on-target, off-tumor toxicity that can limit dosing to low levels. As a result, it has been difficult to reach the level of drug exposure required for efficacy without excessive toxicity. We believe that the Probody platform is potentially capable of localizing the activity of TCBs to the tumor microenvironment and avoiding on-target, off-tumor toxicity.

Our most advanced program in the TCB modality is an Epidermal Growth Factor Receptor-CD3 (“EGFR-CD3”) T-cell bispecific which is partnered with Amgen. We anticipate advancing a lead candidate for this program during 2020.

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

Our Corporate Strategy

We are utilizing our proprietary and differentiated Probody platform to develop a leading pipeline of novel, innovative anti-cancer therapies to improve the lives of people with cancer and to build a long-term, multi-product, commercial stage biotechnology company.  We aim to achieve this goal by:

•

Applying our Probody platform to develop novel and improved combination therapies based on validated immuno-oncology targets and pathways that we believe have the potential to improve outcomes for cancer patients.  For example, we are studying CX-072, our PD-L1 Probody therapeutic candidate, in combination with the CTLA-4 inhibitor, ipilimumab, in an ongoing Phase 2 clinical trial.

•

Applying the Probody platform to discover and develop potentially first-in-class therapies against novel targets that have not yet been drugged because of broad expression in healthy tissue.  Our wholly owned CD-166 Probody Drug Conjugate (CX-2009) and partnered CD-71 Probody Drug Conjugate (CX-2029) are our most advanced programs in this class of targets.

•

Applying our Probody platform to enable new potent therapeutic antibody formats, thereby positioning ourselves at the cutting edge of anti-cancer therapeutic research and development. For example, we are collaborating on a Probody therapeutic version of an EGFR-CD3 T-cell engaging Probody bispecific with Amgen.

•

Partnering with leading biopharmaceutical companies to access capital, additional resources and expertise, as well as increase the number of Probody therapeutic candidates being advanced into clinical trials.  To date, we have formed several strategic collaborations, including with AbbVie, Amgen, Bristol-Myers Squibb, and others.

•

Accessing technologies or programs that can complement our Probody platform and our pipeline through licenses or acquisitions.  For example, in early 2019 we acquired certain linker-toxin and bispecific technologies from an affiliate of Astellas Pharma, Inc. to complement our Probody platform and in December 2019 we in-licensed ImmunoGen’s ongoing EPCAM PDC program.

•	Fostering a unique, patient-focused culture of execution, alignment and accountability centered around our vision, mission and values.

Our Probody Platform

Localization of therapeutic antibody activity within disease tissue is of increasing interest in the biopharmaceutical industry due to the desire to maximize the activity of antibody-based drugs while reducing their toxicities. At CytomX, we call our approach to therapeutic antibody localization our Probody platform. A Probody therapeutic consists of three components: an active anti-cancer antibody, a mask for the antibody, and a protease-cleavable linker which connects the mask to the antibody. The mask is a peptide designed to disguise the active binding site of the antibody to prevent the therapeutic from binding to the target present on healthy tissue. Probody therapeutics are produced as a single protein by standard antibody production methodology. The following graphic depicts the three components of a Probody therapeutic:

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

Depiction of how a Probody therapeutic is designed to enter the tumor microenvironment (left), be activated by protease cleavage to remove the mask (middle), thereby enabling the released antibody to bind to the tumor target (right)

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by multiple mechanisms, with only small amounts of extracellular protease activity being detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. Probody therapeutics are designed to be activated in this protease-rich tumor microenvironment, but not in healthy tissue where proteases are under tight control.

Probody therapeutics are designed to limit toxicity that can arise from the binding of an antibody to a target in healthy tissues while preserving biological activity in the tumor where it is desired. We and our partners have demonstrated the potential applicability of our Probody platform across multiple monoclonal antibody modalities, including cancer immunotherapy, ADCs, and T-cell-recruiting bispecifics.

Key Advantages of Our Probody Platform

We believe that our Probody platform provides the following key advantages:

•

A novel therapeutic antibody class enabled by our proprietary platform. We believe we have a differentiated technology platform that gives us a substantial competitive advantage supported by more than a decade of research and a strong intellectual property portfolio.

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

•

Versatility across antibody modalities. We believe that our technology can be applied to most antibody-based therapies, including novel potent modalities like ADCs and T-cell-recruiting bispecific antibodies.

Our Lead Product Candidates

We are leveraging our Probody platform to build a leading pipeline of innovative and differentiated anti-cancer therapies. We currently retain worldwide development and commercialization rights to two of our most advanced Probody therapeutics in the clinic, CX-072 and CX-2009.  In addition, we have multiple partnered development programs, including BMS-986249 and BMS-986288, both anti-CTLA-4 Probody programs with Bristol-Myers Squibb, and CX-2029, an anti-CD71 PDC program in collaboration with AbbVie.

CX-072 (PD-L1 Probody therapeutic) Program

Overview and Limitations of Existing Therapies

Our most advanced product candidate is CX-072, a wholly owned Probody therapeutic targeting PD-L1, a clinically and commercially validated cancer target.  The PD pathway consists principally of two targets: PD-1, which is typically expressed on T-cells, and PD-L1, which is typically expressed on the tumor cells as well as on healthy tissue. In healthy tissue, PD-1 and PD-L1 work together to negatively regulate immune response and maintain tolerance between the immune system and healthy tissue.  Tumors, however, upregulate PD-L1 to evade immune surveillance by the host’s immune system.  Therefore, development of antibodies against PD-1 and PD-L1 have become a key focal point in cancer drug development, with three PD-1 antibodies nivolumab (Opdivo®), pembrolizumab (Keytruda®), and cemiplimab (Libtayo®) and three PD-L1 antibodies atezolizumab (Tecentriq®), durvalumab (Imfinzi®), and avelumab (Bavencio®) approved as of January 2020, with many other PD pathway inhibitors in clinical development. In addition to assessment as single agents, PD-1 and PD-L1 antibodies have been studied extensively as the centerpiece of oncology combination therapies.  According to the Cancer Research Institute, as of November 2019, there were in excess of 2,000 combination studies ongoing with a PD-1 or PD-L1 therapeutic.

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

Combining a PD pathway inhibitor with another anti-cancer agent often results in significantly greater toxicity than monotherapy alone.  One example is the combination of nivolumab (a PD-1 inhibitor marketed by Bristol-Myers Squibb as Opdivo®) and ipilimumab.  According to data reported in 2015 in The New England Journal of Medicine, the combination of nivolumab at 1 mg/kg and ipilimumab at 3mg/kg resulted in Grade 3/4 treatment related adverse events (TRAEs) in 55% of the patients treated and drug discontinuations in 36% of the patients treated.

We believe that a locally activated Probody therapeutic targeting PD-L1 has the potential to maintain the anti-tumor activity of the PD pathway blockade while reducing the autoimmunity that results from blocking such pathway systemically.  As such, we believe that CX-072 has the potential to enable combination therapies that cannot be appropriately dosed because of synergistic toxicity, and ultimately that CX-072 may have the potential to play an important role in combination therapy.  CX-072 may also ultimately prove to be a safer monotherapy than existing PD inhibitors which could have specific applications in certain clinical settings.

PROCLAIM-CX-072 Clinical Program

PROCLAIM-CX-072-001 was designed to assess the tolerability and preliminary antitumor activity of multiple doses of CX-072 as a monotherapy or as a combination therapy with ipilimumab (Bristol-Myers Squibb’s Yervoy®) or vemurafenib (Roche’s Zelboraf®) in patients with advanced, unresectable solid tumors or lymphoma.

Part A and A2- Monotherapy Dose Escalation

Clinical data from PROCLAIM-CX-072 were first presented in 2018 at meetings of ASCO, the European Society of Medical Oncology (“ESMO”) and the Society for Immunotherapy of Cancer (“SITC”) and, in 2019 at the Research and Development Day we hosted in February 2019 (the “CytomX 2019 R&D Day”) and the ASCO Annual Meeting.  Part A enrolled patients who were PD agent naïve and were either ineligible to receive or did not have access to PD-1 or PD-L1 agents for their disease.  We did not pre-select patients based on their PD-L1 status in this arm.  As such, we enrolled a broad range of tumor types in Part A, including patients with tumors that were not necessarily expected to respond to PD-L1 therapy.  Part A2 of the clinical trial also enrolled patients with a broad range of cancer types, with enrollment restricted to those patients whose tumors are PD-L1 positive based on the commercially available DAKO assay.  As with Part A, the tumor types enrolled into Part A2 were not necessarily expected to respond to CX-072.  Part A2 also required mandatory collection of tumor biopsies from patients which were analyzed as part of our translational program.

Data from the monotherapy dose escalation arms of the trial, presented at ESMO 2018 and developed with an August 2018 data cut, showed that among 38 evaluable patients who received CX-072, objective responses by Response Evaluation Criteria in Solid Tumors (“RECIST”) version 1.1 were observed in three (8%) patients, all treated at doses greater than or equal to 3 mg/kg: PD-L1 negative triple negative breast cancer (confirmed partial response (cPR); 10 mg/kg), thymic cancer (unconfirmed partial response (“uPR”); 3 mg/kg), and cervical cancer (uPR; 10 mg/kg).  Stable disease was observed in 15 (39%) patients for an overall disease control rate of 47%. For the 18 patients who received CX-072 doses greater than or equal to 3 mg/kg, objective responses were observed in 3 of 18 (17%) patients and the disease control rate was 61%. Decreased target lesions were observed in 14 of 37 (38%)  patients of all evaluable patients with measurable disease at baseline and in 10 of 17 (59%)  patients of the subset of patients who received doses greater than or equal to 3 mg/kg of CX-072.

We presented translational data at SITC in November 2018 that demonstrates that CX-072 appears to function as designed in cancer patients. We reported that protease activity was detected in the majority of patient tumors, and that CX-072 was unmasked and activated in tumor biopsies taken from treated patients.  Further, CX-072 remained predominantly intact in circulation. Intratumoral concentrations of activated CX-072 are sufficient for >90% target occupancy and were similar to those associated with efficacy in a preclinical model.  At the CytomX 2019 R&D Day, we additionally reported that CX-072 localized to tumors in cancer patients, suggesting unmasking and target engagement, as determined by 89Zr-labeled CX-072 whole body Immuno-PET imaging.  Finally, CX-072 treatment was associated with expansion of intratumoral CD8+ T cells, indicating that CX-072 produced a biological effect in tumors consistent with blockade of the PD-1/PD-L1 pathway. Taken together, these translational data provide mechanistic support for the Probody platform.

At the CytomX 2019 R&D Day, we presented follow-up data from this trial, focusing on doses greater than or equal to 3 mg/kg in the dose escalation study as of a February 6, 2019 data cut.  Of 24 efficacy evaluable patients treated with doses greater than or equal to 3mg/kg of CX-072, 4/24 (17%) objective responses were observed, including 1 confirmed partial response, 2 unconfirmed partial responses in patients who are no longer on study and 1 unconfirmed partial response in a patient whose confirmation scan was pending at the time.  Additionally, 12 (50%) patients demonstrated tumor shrinkage or stable disease.  From these results, we concluded that CX-072 showed anti-cancer activity.  Enrollment is complete with patient follow up continuing.

Following thorough analysis of data from Parts A and A2, we selected 10 mg/kg as the dose for initial Part D cohort expansion studies, which we initiated in 2018.  This dose was chosen because:

•	We observed anti-cancer activity at and below 10 mg/kg in our dose escalation studies
•	The 10 mg/kg dose of CX-072 produced favorable safety results (described below)
•	Translational data suggested that, at this dose, more than 98% of PD-L1 receptor in the tumor was occupied by CX-072
•

All patients treated at the 10 mg/kg dose achieved and maintained targeted drug exposure. Moreover, satisfactory drug exposure was achieved regardless of whether patients showed evidence of anti-drug antibodies

Part D Monotherapy Expansion Cohort

In 2018, we initiated Part D of the PROCLAIM-CX-072-01 program, a monotherapy cohort expansion study to assess CX-072 in eight specific cancer types: undifferentiated pleiomorphic sarcoma (UPS), thymic epithelial cancer (TEC), triple negative breast cancer (TNBC), anal squamous cell cancer (aSCC), cutaneous squamous cell cancer (cSCC), Merkel cell carcinoma (MCC), small bowel carcinoma (SBC) and cancers with high tumor mutational burden (hTMB).  Part D was designed to assess the safety and efficacy of CX-072 at 10 mg/kg administered every two weeks.  At the CytomX 2019 R&D Day, we presented initial clinical data in four of the eight tumor types: cSCC, TNBC, SCC and UPS. Preliminary data from 34 efficacy evaluable patients showed a pattern of anti-cancer activity generally consistent with historical data for other PD inhibitors.  Of 50 patients evaluable for safety in the four cancers tested as of the data cutoff date for Part D, CX-072 as monotherapy was generally well tolerated, with 21 (42.0%) patients experiencing a Grade 3/4 TEAE, 2 (4%) patients experiencing a Grade 3/4 TRAEs, 2 (4%) patients experiencing a Grade 3/4 immune-related adverse events (irAE) and no discontinuation for treatment-related toxicity. These data compare favorably to historical controls where the rate of Grade 3/4 TRAEs in patients receiving PD-pathway inhibitors and TRAEs leading to discontinuation are 15% and 8%, respectively.

At ASCO in June 2019, we presented additional data from Part D in multiple selected tumor types. Data was reported in patients with TNBC, aSCC, cSCC, UPS and SBA.  As of an April 2019 data cutoff, 72 patients had been enrolled and treated across the five reported cohorts. Among the 65 patients evaluable for efficacy, confirmed partial responses were observed in two patients with TNBC, one in a patient with cSCC and one in a patient with UPS. A partial response, unconfirmed at the time of data cutoff, was subsequently confirmed in an aSCC patient. These data showed disease control rates of 53% (8/15) in TNBC, 58% (7/12) in aSCC, 67% (4/6) in cSCC, 25% (5/20) in UPS, and 17% (2/12) in SBA. Decreases in target lesion size were observed in the first 8 to 16 weeks of treatment. Responding patients remained on CX-072 for up to 72 weeks. Patients enrolled were generally heavily pretreated with a median number of three prior regimens before receiving CX-072. As of the data cutoff, CX-072 monotherapy was generally well tolerated.  Of the 72 patients evaluable for safety, 6% of patients experienced a grade ≥3 TRAE, and 3% experienced grade ≥3 immune related adverse event (irAEs) with no (0%) TRAEs leading to treatment discontinuation. Enrollment in Part D is complete with evaluation of the activity and tolerability of CX-072 monotherapy continuing with ongoing treatment in select cohorts.  We expect to provide additional follow up data in 2020. At this time, we are not pursuing additional monotherapy clinical trials, however, we may elect to do so in the future.

Part B CX-072 in Combination with Ipilimumab

Combining a PD pathway inhibitor with another anti-cancer agent often results in significantly greater toxicity than monotherapy alone.  One example is the combination of nivolumab (a PD-1 inhibitor marketed by Bristol-Myers Squibb as Opdivo®) and ipilimumab.  Ipilimumab, marketed by Bristol-Myers Squibb as Yervoy®, is an anti-CTLA4 therapeutic antibody that has been approved for the treatment of various cancers including advanced melanoma. CTLA-4 is an immune checkpoint protein involved in regulating T-cell activation. According to data reported in 2015 in the New England Journal of Medicine, the combination of nivolumab at 1 mg/kg and ipilimumab at 3mg/kg resulted in Grade 3/4 TRAEs in 55% of the patients treated and drug discontinuations in 36% of the patients treated.  We are investigating whether CX-072 has the potential to more safely combine with ipilimumab, resulting in improved outcomes for patients. More specifically, we are investigating whether CX-072 can enable the use of the full labelled dose of ipilimumab of 3 mg/kg in combination studies.  It is well established that higher doses of ipilimumab can be more effective in the treatment of cancer.  However, higher doses are also more toxic to patients, particularly in combination with PD pathway inhibitors.  If we are able to treat patients safely with CX-072 in combination with full dose ipilimumab, this has the potential to deliver improved outcomes for patients in the form of deeper and more durable anti-cancer responses.

Part B of PROCLAIM-CX-072 was designed to assess the combination of CX-072 with ipilimumab dosed at its full labeled dose (3 mg/kg every three weeks for four cycles).  In Part B, we tested doses of CX-072 from 0.3 mg/kg to 10 mg/kg with a combination of ipilimumab at 3 mg/kg.   The maximum tolerated dose (MTD) was defined as the combination of 3 mg/kg of ipilimumab and 10 mg/kg of CX-072.

In October 2019, we presented interim data showing that among 27 evaluable patients who received ipilimumab (3, 6 or 10 mg/kg) combined with CX-072 (0.3, 1, 3 or 10 mg/kg), the disease control rate (stable disease or better) was 37%. Five patients achieved confirmed objective responses by RECIST v1.1, including one complete response, for an ORR of 19% in these heavily pretreated patients.  The median duration of response was 14.6 months (1.9 - 21.2 months) with four of the five responders still on treatment as of October 2019.  We also announced that the recommended combination dose for further investigation was 3 mg/kg of ipilimumab and 10 mg/kg of CX-072 (dose equivalent of 800 mg). This combination was generally well tolerated with no new safety signals observed. Of the 27 patients treated across all doses, Grade 3/4 TRAEs were reported in nine (33%) patients and Grade 3/4 irAEs were reported in six (22%) patients. Of the 20 patients treated with ipilimumab at 3 mg/kg at varying doses of CX-072, Grade 3/4 TRAEs were reported in five (25%) patients and Grade 3/4 irAEs were reported in three (15%) patients.  Enrollment in Part B is complete with evaluation of the activity and tolerability continuing with ongoing treatment.  As a result of the data in Part B, in October 2019, we elected to conduct a Phase 2 clinical trial studying CX-072 in combination with ipilimumab. We plan to initiate a clinical study of CX-072 in combination with CX-2009 during 2020.

Phase 2 - PROCLAIM-CX-072-002 Combination with Ipilimumab

PROCLAIM-CX-072-002 was initiated in October 2019 and is an open-label, multi-center Phase 2 clinical trial evaluating CX-072 in combination with ipilimumab in patients with unresectable or metastatic melanoma whose disease has progressed or relapsed following treatment with a PD-1/PD-L1 immune checkpoint inhibitor. This study will assess the efficacy and tolerability of a fixed dose of 800 mg of CX-072 every three weeks in combination with ipilimumab at the full labelled dose and schedule of 3 mg/kg every three weeks for four cycles. CX-072 therapy will be continued once every two weeks after the completion of the combination phase until disease progression. The primary objective is overall response rate (ORR) as defined by RECIST v1.1 with secondary objectives evaluating the safety and tolerability of CX-072. The cohort utilizes a Simon 2 Stage design with approximately 40 patients being enrolled into Stage 1 with additional patients being enrolled into Stage 2, pending the outcome of Stage 1. CytomX anticipates initial data from Stage 1 during 2020.

Melanoma is a life-threatening form of skin cancer. The incidence of melanoma has been increasing over the last 40 years, with about 150,000 newly diagnosed patients across major markets in 2018. In the unresectable/metastatic setting, approximately 60% of melanoma patients will receive immune checkpoint blockade, (approximately 35% BRAF+ patients and 45% BRAF WT) and approximately 85% of those patients will progress.  For patients with unresectable/metastatic melanoma who progress, there are limited treatment options available.  The figure below describes the design of PROCLAIM-CX-072-001.

PFS – Progression free survivalOS – Overall survival

Part C CX-072 Combination with Vemurafenib

Part C of the PROCLAIM-CX-072 Phase 1/2 clinical trial was designed to assess escalating doses of CX-072 (1, 3 or 10 mg/kg administered IV every two weeks) in combination with the approved dose of Zelboraf® (vemurafenib: 960mg twice daily) in patients with V600E BRAF-positive melanoma. This study was designed to evaluate whether CX-072 could be more safely and effectively combined with vemurafenib than the combination of the anti-PD-L1 antibody, atezolizumab, plus vemurafenib, which has been shown by others to be severely toxic.  A total of 11 patients with unresectable, V600E BRAF positive melanoma were enrolled during 2018 and 2019 into this study arm, principally in Eastern Europe.  Patients were assigned to dose escalation cohorts evaluating 960mg BID vemurafenib with 1 mg/kg CX-072 (n=3), 3 mg/kg CX-072 (n=6) or 10 mg/kg CX=072 (n=2).  During 2019, enrollment into this study arm was closed, prior to its completion. At the time of enrollment closure, there was one confirmed partial response and one confirmed complete response per RECIST v1.1. The median number of CX-072 doses administered was 6 (range 1-30). Three patients experienced Grade 3+ TRAE of lymphopenia (n=1), lipase increase (n=1) and elevated bilirubin (n=1). There were no reported Grade 3+ irAEs. We do not intend to pursue this combination further. Since the initiation of this study arm, based on the work of others, the standard of care for patients with V600E BRAF-positive melanoma has advanced to doublet combination therapy (BRAF plus MEK inhibition).  The triple combination of PD-L1 inhibition, BRAF inhibition and MEK inhibition is also currently being studied by others.

Additional Combination Therapies

We are aiming to initiate a new clinical study of CX-072 in combination with CX-2009 in 2020 and continue to evaluate the potential for additional combination therapy trials with CX-072.

CX-2009 (CD166 Probody Drug Conjugate) Program

Overview and Limitations of Existing Therapies

Our second most advanced product candidate is CX-2009, a wholly owned PDC directed against CD166, a novel target that would be traditionally considered difficult to drug, and which we are currently evaluating in a Phase 2 clinical trial. PDCs are unique, CytomX-designed Probody therapeutic versions of a class of drugs called Antibody Drug Conjugates (ADCs), which are antibodies that have been conjugated to a small molecule cytotoxic agent via a chemical linker.  At least seven ADCs have been approved for the treatment of cancer in the United States and elsewhere, including Kadcyla®, which targets HER2-positive metastatic breast cancer, and Adcetris®, which targets CD30 in Classical Hodgkin Lymphoma and Mylotarg® which targets CD33 for the treatment of Acute Myeloid Leukemia.  To avoid target-related toxicities, traditional ADCs have historically been limited to targeting proteins that are expressed highly in tumors, but that are also absent or poorly expressed in healthy tissues. Very few cancer-associated proteins have this desired profile.  Because our Probody therapeutics are designed to minimize binding of potent anti-cancer therapy to normal tissues, we believe we can address a new class of targets with attractive features that were previously unsuitable because of expression on normal tissues. We have a broad research program at CytomX aimed at discovering and validating this new class of targets and CD166 is the first such target for which we advanced a PDC product candidate into clinical trials.  CD166 is highly and homogenously expressed in multiple different tumors types, which makes it an attractive target for a Probody drug conjugate therapeutic; however, the high expression of CD166 on normal tissues makes this a difficult target to drug with a traditional ADC.

CX-2009 is derived from a CytomX discovered and humanized CD166 antibody that exhibits high affinity binding to CD166.  Using our proprietary technology, we used this antibody to engineer a Probody therapeutic targeting CD166 that is designed to be masked when active proteases are absent but can be specifically activated by any one of several different tumor-associated proteases.  Furthermore, through a license from ImmunoGen, we have gained access to the potent microtubule inhibiting payload DM4 which we conjugated to the anti-CD166 Probody, resulting in CX-2009; a PDC designed to bind to CD166 specifically in the tumor microenvironment. The design of CX-2009 is intended to maximize the anti-cancer potential of CD166 by targeting the antibody-conjugated cytotoxic payload, DM4, to tumor cells but not normal cells that express CD166.

PROCLAIM-CX-2009 Clinical Program

PROCLAIM-CX-2009-001 is a Phase 1/2 clinical trial evaluating the tolerability and preliminary antitumor activity of CX-2009 as a monotherapy, which we initiated in June 2017.  This study is in seven tumor types that have high CD166 expression: breast carcinoma, castration-resistant prostate carcinoma, cholangiocarcinoma, endometrial carcinoma, epithelial ovarian carcinoma, head and neck squamous cell carcinoma and non-small cell lung carcinoma.  The figure below describes the design of PROCLAIM-CX-2009-001.

Design and status of PROCLAIM-CX-2009-001 Phase 1/2 clinical trial

Part A; A2- Monotherapy Dose Escalation

At the CytomX 2019 R&D Day, we presented data as of a February 6, 2019 data cutoff on 76 patients treated at doses ranging from 0.25 to 10 mg/kg of CX-2009 every three weeks.  Preliminary data from 46 efficacy evaluable patients demonstrated evidence of anti-cancer activity observed at doses of greater than or equal to 4 mg/kg. Tumor shrinkage was observed in 16 (34.8%) patients in multiple tumor types with 5 unconfirmed partial responses (2 each in ovarian and breast cancers and one in head and neck cancer). Of note, comparable levels of anti-cancer activity were observed in patients who were PD-pathway inhibitor naive or resistant, respectively.

CX-2009 was generally well tolerated and the MTD was not reached.  Of the 76 patients, 47 (61.8%) patients experienced a Grade 3/4 TEAEs and 23 (30.3%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload.

In April 2019, we presented updated interim safety and antitumor data from the dose-escalation phase (Part A and A2) of the ongoing PROCLAIM-CX-2009-001 study at the annual meeting of the AACR. As of a February 26, 2019 data cutoff, 78 patients were enrolled. Evidence of clinical activity was observed at doses of 4 mg/kg and above, a dose range at which DM4 conjugates have been shown by others to demonstrate anti-tumor activity. 39 patients received ≥4 mg/kg of CX-2009 and had at least one post-baseline on-study tumor assessment at time of data cut-off. Of these, 15 (38%) patients had evidence of tumor shrinkage, including seven unconfirmed partial responses (four patients with breast cancer, two with ovarian cancer and one with head and neck cancer).  29 (74%) patients achieved stable disease or better at the time of the first on-treatment scan.  The MTD was not reached at the highest dose level tested of 10 mg/kg. The most common TRAEs were grade 1 and 2 and included nausea (32%), fatigue (24%) and decreased appetite (23%). In the design of CX-2009, the CD-166 antibody is masked, but not the DM4 payload. Therefore, non-specific, DM4-mediated toxicities, such as ocular toxicity, were expected and were seen in this trial. Accordingly, the most common grade 3/4 TRAE was keratitis, occurring in 6 patients (8%), 5 of whom received doses equal to or greater than 8 mg/kg. The achievement of therapeutic doses of CX-2009 during this first dose escalation study of this agent in the absence of any evidence of acute, on-target, CD-166 toxicities, is consistent with the Probody platform hypothesis and with CX-2009 performing as it was designed.  Enrollment in Q3W dose escalation is complete and we have determined that 7 mg/kg is our Recommended Phase 2 Dose (RP2D).

Part B - Phase 2 Cohort Expansion Trial

Based on the tolerability and activity data from Part A and A2, in December 2019, we announced that we were initiating a Phase 2 expansion study of CX-2009 monotherapy at 7 mg/kg administered every three weeks in up to 40 patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer.  This cohort expansion trial is open to enrollment.

Worldwide, breast cancer is the most commonly occurring cancer in women and the second most common cancer overall.  In the U.S. in 2019, there will be an estimated 271,270 new cases of invasive breast cancer diagnosed in women and 2,670 cases diagnosed in men, of which 60% to 70% are hormone-positive/HER2-negative breast cancer. Newly diagnosed patients with invasive breast cancer are treated with anti-estrogen therapy, which can be single-agent hormone therapy or doublet-based hormonal therapy (including therapy based on CDK4/6 inhibition or mTOR inhibition).  If their cancer progresses, patients may require cytotoxic chemotherapy.  For patients that progress following the later stage therapies, there is a significant need for more efficacious treatment options.

Collaboration Product Candidates in the Clinic

We are actively developing additional Probody therapeutics in the clinic in collaboration with other companies.

BMS-986249, a CTLA-4 Probody Therapeutic in Collaboration with Bristol-Myers Squibb

Treatment with ipilimumab as a monotherapy or in combination with nivolumab (anti-PD-1 mAb) results in clinically meaningful anti-tumor activity in several malignancies; however, treatment is also associated with irAEs. Strategies to reduce the frequency and severity of anti-CTLA-4-associated irAEs while preserving anti-tumor activity could improve the benefit/risk of anti-CTLA-4 containing treatment regimens.

In collaboration with our partner, Bristol-Myers Squibb, we are conducting Probody versions of ipilimumab and unmasked nivolumab.  Ipilimumab is a successful drug with global sales in excess of $1 billion.  However, ipilimumab has a narrow therapeutic window and the FDA approval has a black box warning about potential severe and fatal immune-related adverse events. We believe that our CTLA-4 Probody therapeutic may be able to effectively localize the CTLA-4 antibody activity to the tumor microenvironment, thereby limiting systemic toxicities normally seen with Yervoy® and expanding the reach of this important anti-cancer mechanism. We believe that Bristol-Myers Squibb is the optimal strategic partner for our CTLA-4 Probody therapeutic given their expertise in cancer immunotherapy and their success with Yervoy®.

At various scientific congresses in 2017 and 2018, Bristol-Myers Squibb presented pre-clinical efficacy and safety data on BMS-986249.  For example, at the 2018 Keystone Drugs as Antibodies Conference, Bristol-Myers Squibb scientists presented preclinical efficacy data that showed that BMS-986249 demonstrates comparable anti-tumor activity to ipilimumab in preclinical models.  At the Society of Immunotherapy of Cancer (“SITC”) meeting in 2017, Bristol-Myers Squibb scientists presented preclinical data that showed that non-human primates treated with BMS-986249 demonstrated reduced peripheral T-cell activation compared to ipilimumab, suggesting the Probody could have reduced systemic side effects. In addition, Bristol-Myers Squibb scientists presented data on the toxicity profile BMS-986249 and ipilimumab at the AACR-EORTC-NCI meeting in 2017. Bristol-Myers Squibb scientists concluded that the highest non-severely toxic dose (“HNSTD”) of BMS-986249 was 50 mg/kg, while the HNSTD of ipilimumab was determined to be 10 mg/kg. The efficacy data, along with the peripheral T-cell activation data and the widened safety window suggests that BMS-986249 has the potential to widen the therapeutic window of ipilimumab.

Based on the preliminary results of the Phase 1 arm of the trial, Bristol-Myers Squibb has initiated a randomized cohort expansion in its ongoing Phase 1/2a trial of the anti-CTLA-4 Probody BMS-986249. The randomized Phase 2 cohort expansion is designed to further evaluate the safety and efficacy of BMS-986249 alone and in combination with OPDIVO® (nivolumab) in patients with metastatic melanoma, as part of the larger clinical trial. The advancement of BMS-986249 into this part of the planned study triggered a Phase 2 initiation milestone payment of $10.0 million from Bristol-Myers Squibb to CytomX.

In September 2019, Bristol-Myers Squibb also initiated the dose escalation phase of a Phase 1/2a clinical trial of a second anti-CTLA-4 Probody, BMS-986288, based on a modified version of ipilimumab, administered as monotherapy and in combination with nivolumab in patients with selected advanced solid tumors.

CX-2029, a CD71 Probody Drug Conjugate in Collaboration with AbbVie

We are collaborating with AbbVie on the development of CX-2029, a CD71 Probody Drug Conjugate (“CD71-PDC”).  CD71, also known as transferrin receptor 1 (“TfR1”), is a protein that is essential for iron uptake in dividing cells, is highly expressed in a number of solid and hematologic cancers and has attractive molecular properties for efficient delivery of cytotoxic payloads to tumor cells, such as rapid and efficient internalization of ADCs and PDCs into the cancer cell.  However, the combination of high expression in tumors and ubiquitous expression in normal tissues makes CD71 a difficult target for conventional ADCs, but potentially a good candidate for development of PDCs.

In preclinical efficacy models, we have shown that CX-2029 is efficacious in many cell line and patient-derived xenograft models that represent many different cancer types.  As part of our pre-clinical assessment of CD71-PDCs, we assessed activity in 42 pre-clinical models. We observed tumor regression or stasis in 30 of 42 models (71%) and tumor growth inhibition in 10 of 42 models (24%), demonstrating a wide-ranging pre-clinical anti-tumor activity profile for CD71-PDCs.  We have also compared the toxicity profile of a CD71 Antibody Drug Conjugate (“CD71-ADC”) to a CD71-PDC in preclinical studies in non-human primates and have demonstrated lethality of the ADC, compared to the PDC, which was well tolerated.  Taken together, we believe that CX-2029 has the potential to create a therapeutic window for the otherwise undruggable CD71 target.  CX-2029 is currently being studied in a Phase 1/2 clinical trial (PROCLAIM-CX-2029) that is being conducted by CytomX.

Preclinical Product Candidates

We are actively pursuing the application of our Probody platform technology to multiple other product candidates. These include additional potential first-in-class PDC product candidates and T-Cell Engaging bispecific product candidates. Below are selected examples of product candidates that we are pursuing.

Probody T-Cell Engaging Bispecific Platform

We believe that our Probody platform can be applied to T-cell engaging bispecific antibodies (“TCBs”).  TCBs are a highly potent therapeutic modality, designed to direct the activity of cytotoxic T-cells to tumors. TCBs such as Blincyto®, a CD19-directed TCB commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCBs for solid tumor indications is proving challenging. Due to their high potency, TCBs can target normal tissues with low antigen expression, resulting in significant on-target, off-tumor toxicity that can limit dosing to low levels. As a result, it has been difficult to reach the level of drug exposure required for efficacy without excessive toxicity. Therefore, novel methods are needed to enable the potent anti-tumor activity of TCBs while limiting toxicity due to cytokine release and damage to healthy tissues.

Our most advanced asset in this modality is a T cell-engaging Bispecific Probody therapeutic (“Pb-TCB”) targeting EGFR and CD3. EGFR is a validated oncology target. Multiple marketed drugs target EGFR, among them the antibodies cetuximab (Erbitux®), panitumumab (Vectibix®) and necitumumab (Portrazza®). These and other approved EGFR-targeting drugs produce an anti-cancer effect by blocking EGFR-mediated growth signals in cancer cells.  However, there is untapped potential in targeting EGFR, because while many tumors express EGFR, some do not respond to drugs that work by blocking EGFR signals.  A TCB targeting EGFR and CD3 has the potential to address those patients, because blockade of EGFR-mediated growth signals is not required for a TCB to have a therapeutic effect. However, preclinical studies have demonstrated that because EGFR is expressed on many normal tissues, a conventional EGFR-directed TCB is very toxic. A Pb-TCB is designed to address the untapped potential of an EGFR-targeting TCB while reducing the associated toxicity.

In in vitro preclinical studies, we have demonstrated that the unmasked EGFR-CD3 TCB can exhibit potent dose-dependent tumor cell killing, while the masked EGFR-CD3 Pb-TCB reduced cytotoxicity by more than 100,000-fold. A TCB, which does not bind EGFR, does not kill tumor cells, demonstrating that the activity of the TCB is target dependent.  However, in established tumor models, we have demonstrated that Pb-TCBs can induce tumor regressions and demonstrate significant anti-tumor activity. In nonhuman primates, the EGFR-CD3 Pb-TCB has a significantly higher maximum tolerated dose than the unmasked TCB.  Cynomologus monkeys were able to tolerate a dose of 4,000 microgram/kg of the Pb-TCB, while the maximum tolerated dose of the unmasked TCB was 60 microgram/kg.

Taken together, we believe our Probody Platform has the potential to enable the development of T-cell engaging bispecific therapeutics against broadly expressed targets such as EGFR.  Our EGFR-CD3 Pb-TCB program is partnered with Amgen and we anticipate advancing a lead candidate for this program during 2020.

EPCAM Probody Drug Conjugate Preclinical Development Program

At the end of 2019, as a result of a strategic restructuring by ImmunoGen, and its decision to out-license certain programs, we obtained a worldwide, exclusive, sublicensable license from ImmunoGen, to its epithelial cell adhesion molecule (EpCAM)-targeting PDC program. We paid ImmunoGen an upfront license payment and will pay certain clinical development, approval and commercialization milestone payments if achieved and royalties on product sales.  This program was originally developed by ImmunoGen utilizing our Probody technology and ImmunoGen’s next-generation linker chemistry and novel maytansinoid payload, DM-21, and arose from our collaboration with ImmunoGen as discussed below.

EpCAM is a target that is highly expressed on a wide variety of tumor types; however, it has been difficult to drug as it is also expressed widely on normal tissues.  Pre-clinical data presented by ImmunoGen at the 2018 European Antibody Congress and the 2019 AACR Annual Meeting indicated that PDCs against EpCAM elicited potent tumor regression in multiple tumor models while minimizing anticipated on-target toxicities outside the tumor microenvironment.  We anticipate moving this program into IND-enabling studies during 2020.

Our Collaborations

We believe that the Probody platform has broad applicability across a number of targets and antibody formats. We have leveraged strategic partnering to (a) extend the reach of our therapeutic opportunity and (b) bring in significant non-dilutive capital into the Company. Since 2013, we have entered into collaborations with AbbVie, Amgen, Bristol-Myers Squibb and ImmunoGen, among others, to enable development of certain Probody therapeutics. In constructing each of these collaborations, our primary objectives were to collaborate with leading biopharmaceutical players to validate the potential of Probody therapeutics, to gain meaningful near-term funding and/or technology access to enable advancement of our wholly owned Probody therapeutics pipeline, broaden the number of Probody therapeutics that ultimately reach the clinic, and to retain significant milestones, royalties, and in some cases product rights, for long term upside.

AbbVie Ireland Unlimited Company

In April 2016, we entered into two agreements with AbbVie, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and the Discovery Agreement (the Discovery Agreement, together with the CD71 Agreement are collectively referred to as the “AbbVie Agreements”). Under the terms of the CD71 Agreement, we and AbbVie are co-developing CX-2029, a Probody Drug Conjugate (“PDC”) against CD71, and we are responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies.  We will assume 35% of the net profits or net losses related to later development unless we opt-out. If we opt-out from participation of co-development of CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of CX-2029.

Under the CD71 Agreement, we received an upfront payment of $20.0 million in April 2016, and we are eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if we participate in the co-development of CX-2029 subject to a reduction in such royalties if we opt-out from the co-development of the CD71 PDC. Our share of later stage co-development costs for CX-2029 is capped, provided that AbbVie may offset our co-development cost above the capped amounts from future payments such as milestone payments and royalties.

Under the terms of the Discovery Agreement, AbbVie received exclusive worldwide rights to develop and commercialize PDCs against up to two targets, one of which was selected in March 2017 and the second of which was selected in July 2019. We shall perform research services to discover the Probody therapeutics and create PDCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such PDCs (“Discovery Licensed Products”).

Under the Discovery Agreement, we received an upfront payment of $10.0 million in April 2016 and we received an additional upfront payment of $10.0 million in July 2019 upon the selection by AbbVie of the second target and the satisfaction of certain performance conditions under the CD71 Agreement. We are also eligible to receive up to $275.0 million in target nomination, development, regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs.

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

Bristol-Myers Squibb Company

In May 2014, we and Bristol-Myers Squibb entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using our Probody therapeutic technology.

Under the terms of the BMS Agreement, we granted Bristol-Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets, two of which were selected upon the execution of the BMS Agreement.  Pursuant to the BMS Agreement, we received an upfront payment of $50.0 million and were initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million in development, regulatory and commercial milestone payments, which can be reduced by any such payments received or by any termination of targets being pursued. We are entitled to royalty payments in the mid-single digit to low double digits percentage from potential future sales. We also receive research and development service fees.  Bristol-Myers Squibb has terminated certain targets from the BMS Agreement, as described below.

In January 2016, Bristol-Myers Squibb selected the third target pursuant to the BMS Agreement and paid us $10.0 million. In December 2016, Bristol-Myers Squibb selected the fourth and its final target pursuant to the BMS Agreement and paid us $15.0 million.  In December 2016, Bristol-Myers Squibb selected BMS-986249, a CTLA-4 Probody therapeutic, as a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to us. In November 2017, Bristol-Myers Squibb received acceptance of the IND for BMS-986249 from the FDA, which triggered a $10.0 million milestone payment to us. Bristol-Myers Squibb recently advanced BMS-986249 into a randomized Phase 2 cohort expansion in patients with metastatic melanoma in combination with the PD-1 inhibitor nivolumab as part of the larger clinical trial, triggering, in February 2020, a $10.0 million milestone payment from Bristol-Myers Squibb to us.

In September 2019, Bristol-Myers Squibb initiated the dose escalation phase of a Phase 1/2a clinical trial of a second anti-CTLA-4 Probody, BMS-986288, based on a modified version of ipilimumab, administered as monotherapy and in combination with nivolumab in patients with selected advanced solid tumors.

In March 2017, we and Bristol-Myers Squibb entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “Amendment”). The Amendment grants Bristol-Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets.

Under the terms of the Amendment, we will continue to collaborate with Bristol-Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol-Myers Squibb.

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

In January 2019, Bristol-Myers Squibb provided us notification of termination of three of the targets in the BMS Agreement.   The termination of these targets does not affect the Amendment, which remains in full force and effect.

ImmunoGen, Inc.

In January 2014, CytomX and ImmunoGen entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provides us with the right to use ImmunoGen’s ADC technology in combination with our Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. Under the agreement, we provided ImmunoGen with the rights to our Probody therapeutic technology to create PDCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs.  In February 2016, we exercised our option to obtain a development and commercialization license for CX-2009 pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”).  In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for the first of its two targets. ImmunoGen discontinued this program in July 2017 and substitution rights for this program terminated in February 2017. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target, epithelial cell adhesion molecule (EPCAM), in December 2017.  At the end of 2019, as a result of a strategic restructuring by ImmunoGen and its decision to out-license certain programs, we obtained a worldwide, exclusive, sublicensable license to the EPCAM PDC program from ImmunoGen (the “ImmunoGen 2019 License”) and the ImmunoGen 2017 license ended.

Under the terms of the ImmunoGen Research Agreement, both we and ImmunoGen were required to perform research activities on behalf of the other party for no monetary consideration. Each party was solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement. In consideration for the CX-2009 License, ImmunoGen is entitled to receive up to $60.0 million in development and regulatory milestone payments, up to $100.0 million in sales milestone payments and royalties in the mid to high single digits percentage on the commercial sales of any resulting product. In August 2017, we made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009 and in February 2020, we triggered a $3.0 million milestone payment to ImmunoGen for the first dosing of a patient in the CX-2009 Phase 2 clinical trial.  Under the ImmunoGen 2019 License, we gained rights to the EPCAM PDC program and, in return, we made an upfront payment, and we will pay certain clinical development, approval and commercialization milestone payments if achieved and royalties on product sales.

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

Our preferred cell line has been successfully used for manufacturing several antibodies and requires minimal process optimization to establish a process to support early phase manufacturing. We utilize well established production steps typically part of a platform manufacturing process for antibodies. The CMO we have selected has a strong track record in manufacturing therapeutic biologics, including antibodies. Similarly, for our PDC projects we have selected CMOs with strong expertise in clinical/commercial drug conjugate manufacturing and with capabilities for toxin conjugation and fill-finish. Furthermore, our two lead PDC programs incorporate toxin payloads that have an established clinical and regulatory history.

To date, we have generally been able to successfully manufacture CX-072, CX-2009 and CX-2029 for our ongoing early stage clinical trials with contract manufacturers.  Our partner, Bristol-Myers Squibb, has also been successful in independently manufacturing drug product for BMS-986249 and BMS-986288.  However, in November 2019, we encountered a production failure at one of our CMOs that manufactures CX-072 for our Phase 2 clinical trial. We have contracted with alternative suppliers that we believe will be able to timely deliver clinical trial drug product for our ongoing trial.  However, if the contract manufacturers are not able to manufacture satisfactory drug product in the second quarter of 2020, we may be required to temporarily suspend our ongoing trial for new and ongoing patients, which could affect our ability to conduct our trial on our originally planned timeline.  Furthermore, in order to conduct later stage clinical trials of our product candidates, including CX-072, CX-2009 and CX-2029, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for large drug manufacturing capability and to increase the term of stability for CX-072 drug product for late stage clinical trials and commercialization.  However, we may have to start late stage trials with our early clinical trial drug product and switch to the late stage or commercial drug product mid trial.  In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with the late stage or commercial material to assure comparability between the earlier trial material and the late stage or commercial material.  Changing the formulation and scale up process is a complicated and difficult task.   While we believe we can complete the process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are unable scale up our manufacturing capabilities with respect to CX-072 or any of our other product candidates, increase the life of drug stability of CX-072 or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize CX-072 or such other product candidates in a timely manner or at all.

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For example, for each of CX-072, CX-2009 and CX-2029, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, Massachusetts provided clinical manufacturing support for the CX-2009 program.  We recently completed the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale.  While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of CX-2009 as a result of such transfer or that we will not experience any other disruption in the manufacturing of CX-2009.

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

We had no upfront payment obligations under the agreement.  In April 2019, we amended the UCSB Agreement and in connection with the amendment, we paid UCSB $1.0 million and issued 150,000 shares of our common stock to UCSB.  We are obligated to pay to UCSB royalties on net sales of licensed products in the low single digit percentages, subject to annual minimum amounts as well as certain reductions.  We are required to make milestone payments to UCSB on the accomplishment of certain milestones totaling up to $1,075 million for each of the first two indications for each licensed product consisting of a molecule or compound covered by the licensed patent rights. We were also obligated to make a payment to UCSB upon the first occurrence of an IPO or change of control. If the Company sublicenses its rights under the UCSB Agreement, it must pay UCSB a percentage of our total sublicense revenues ranging from the mid-single to mid-teen percentages, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company and other permitted deductions.

Licenses from ImmunoGen

In February 2016, we exercised our option to obtain a worldwide, exclusive, sublicensable license from ImmunoGen for development and commercialization of products directed against the target selected by us under our research collaboration agreement with ImmunoGen. Additionally, in December 2019, we obtained a worldwide, exclusive, sublicensable license to ImmunoGen’s EPCAM PDC program. See the description of the license agreements set forth under the caption “Our Collaborations—ImmunoGen, Inc.” in this Item 1 of this Annual Report on Form 10-K.

Competition

CytomX is pioneering a new class of antibody therapeutics – the Probody therapeutic platform. The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary Probody platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing biopharmaceutical products, particularly with respect to in immuno-oncology therapeutics, where competition is intense and rapidly evolving. These competitors generally fall within the following categories:

Masking and conditional activation:  Several companies, including AbbVie, Adagene, Akriveia, Amgen, Amunix, BioAtla, Halozyme, Harpoon, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, Seattle Genetics, and Werewolf are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform.

Cancer immunotherapies: Cancer immunotherapy is one of the most competitive and fastest growing segments of the pharmaceutical industry. Almost every large pharmaceutical company is developing cancer immunotherapies, including Amgen, AstraZeneca PLC, Bristol-Myers Squibb, Celgene, GlaxoSmithKline plc, Merck & Co., Inc., Novartis AG, Pfizer, Roche Holding Ltd and Sanofi SA.  In addition, many large and mid-sized biotech companies such as BeiGene Incyte, TESARO, Inc., Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. In addition, numerous smaller companies are also working in the space.

Antibody drug conjugates: Several large pharmaceutical companies, such as AbbVie, Daiichi Sankyo, Pfizer, Roche, and Takeda are developing ADCs.  Three mid-sized companies, ImmunoGen, Seattle Genetics, and Immunomedics are also leaders in this space.  In addition, numerous smaller companies have ongoing efforts in the space.

T-cell engaging bispecifics: Several large pharmaceutics companies, such as Amgen, Novartis, and Roche, have on-going efforts in the space of TCBs.  In additional, several mid-sized biotech companies such as Macrogenics and Xencor have ongoing efforts in TCBs.  In addition, numerous smaller companies have ongoing efforts in the space.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody therapeutic technology, platform and product candidates. Our patent portfolio as of February 20, 2020 contains at least 135 issued patents (some of which are co-owned with a third party) and 325 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

These patents and patent applications include claims directed to:

•	Probody platform and PDC platform;
•	Other pro-protein platforms;
•	Probody conjugates and conjugation methods to produce PDCs;
•	Bispecific and other multispecific Probody therapeutics, including T-cell-recruiting bispecific Probody therapeutics;
•	Protease-cleavable linkers, e.g., serine protease- and/or MMP-cleavable linkers;
•	Improved display systems for peptide display, e.g., to identify masks, substrates, and other proteins;
•	Cancer immunotherapy Probody therapeutics, e.g., PD-L1, PD-1, and CTLA-4 Probody therapeutics, as well as related novel antibodies and combination therapies;
•	Probody drug conjugates, e.g., CD-166, CD71 (transferrin receptor), CD49c (integrin alpha 3), and CD147 PDCs, as well as related Probody therapeutics, novel antibodies and ADCs;
•	Probody therapeutics to other targets, e.g., EGFR, Jagged, and IL6R Probody therapeutics, as well as related PDCs, novel antibodies and ADCs;
•	Antibodies that bind Probody therapeutics, e.g., anti-mask and anti-Probody antibodies;
•	Antibodies that bind key targets;
•	Antibodies that bind the active site of uPA protease;
•	Compositions and methods to discriminate between intact Probody therapeutics and activated versions thereof, as well as other translation assays;

•	Methods to produce intact Probody therapeutics; and

•	Methods to use any of the above-referenced compounds and compositions.

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

Our currently issued patents will likely expire on dates ranging from 2028 to 2035, unless we receive patent term extension or adjustment as might be available under applicable law. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2040, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

All of our patents and patent applications are subject to risks and uncertainties under U.S. and foreign law. We also rely on trademark registration to protect our trademarks.  For a more comprehensive discussion of risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

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

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our product candidates are subject to regulation in the U.S. as biologics, which must be approved by the FDA through the BLA process before they may be legally marketed in the U.S. and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the U.S., the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the Public Health Service Act (“PHSA”), and their respective implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning or untitled letters;
•	seizures or administrative detention of product;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, disgorgement, or civil or criminal penalties.

BLA Approval Process

The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practices (“GLPs”), and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials according to good clinical practices (“GCPs”), to establish the safety, purity and potency of the product candidate for its intended use;

•	submission to the FDA of a BLA;
•

satisfactory completion of an FDA pre-approval  inspection of the manufacturing facility or facilities at which the product candidate is produced to assess  compliance with current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the product candidate’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for its particular labeled uses in the United States.

Preclinical and Clinical Studies

Once a biologic product candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

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

•

Phase 3—Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product approval.

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

During the development of a new biologic product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new therapeutic. If a Phase 3 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If a written agreement is reached, it will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of such “Phase 4” clinical trials as a condition of approval for a BLA.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the safety, purity and potency of the product candidate. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

Submission of a BLA to the FDA

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of a  BLA requesting approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act (“PDUFA”) as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for marketed products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use, and whether the facility in which it is being manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, purity and potency in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval of the application. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

As a condition of BLA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of the drug outweigh its risks. If the FDA determines a REMS is necessary prior to or during review of the application, the sponsor must submit a REMS as part of its application, and the FDA will not approve a BLA without a REMS, if required. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the product’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries.  In addition, all REMS programs must include a timetable to periodically assess the strategy following implementation.

Further, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety and efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Moreover, changes to the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities may require submission and FDA approval of a new supplement before the changes can be implemented.  A supplement for a new indication typically requires clinical data similar to that supporting the original approval, and the FDA uses similar procedures in reviewing supplements as it does in reviewing original applications.

Companion Diagnostics

Some of our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA”).

If use of companion diagnostic is essential to safe and effective use of a biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the biologic product. According to FDA guidance, for novel product candidates such as drugs and therapeutic biologics, a companion diagnostic device and its corresponding product candidate should be approved or cleared contemporaneously by FDA for the use indicated in the product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug or biologic product candidate are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic product. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”) which imposes elaborate testing, control, documentation and other quality assurance requirements.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates.

A product candidate may be eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

After a BLA is submitted for a product, including a product with a fast track designation and/or breakthrough therapy designation, the BLA may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. Priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, compared to ten months under standard review.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant BLA.

Biosimilars and Exclusivity

The Affordable Care Act, signed into law in 2010, includes the Biologics Price Competition and Innovation Act (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty. Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

In addition, the orphan drug credit is available for qualifying costs incurred between the date the FDA designates a drug as an orphan drug and the date the FDA approves the drug. Tax reform legislation, enacted in December 2017, reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%.

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

In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non- Compliance letter and sponsor’s response.

Post-Approval Requirements

Once a BLA approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the biologic product reaches the market. Later discovery of previously unknown problems with a product candidate may result in restrictions on the product candidate or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved product that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

Any biologic products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

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

Biologic manufacturers and other entities involved in the manufacture and distribution of approved therapeutic products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use if our product candidates are approved. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”) has had a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, will be increased to 70% starting in 2019, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current presidential administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. By way of example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. It is unclear how these challenges, subsequent appeals, and other efforts to challenge, repeal, or replace the ACA will impact the ACA.

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

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  We cannot predict the extent of the impact of any changes to any of these laws on us.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians, teaching hospitals and, beginning in 2022, certain other health care professionals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws and non-US laws and regulations (particularly EU laws regarding personal data relating to individuals based in Europe) govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. .  For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

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

Our Company Origins and Team

Our Probody platform technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued developing and adding to this technology and aspire to design a pipeline of Probody therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our chief executive officer, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our research and preclinical development team is led by Dr. Michael Kavanaugh, chief scientific officer, and includes renowned and established researchers, and our clinical development team is led by Dr. Amy Peterson, chief development officer. Our management team members have significant experience in oncology with previous experience at BeiGene, Chiron, Five Prime, Genentech, Maxygen, Medivation, Millennium, Novartis, SGX and other companies.

Employees

As of December 31, 2019, we had 158 full-time employees and 2 part-time employees. Of these employees, 118 were primarily engaged in research and development activities.

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

Our research and development expenses were $131.6 million, $103.9 million and $92.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2019 and 2018, we had an accumulated deficit of $417.2 million and $315.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we begin to enroll patients in our Phase 2 clinical trial of CX-072, our candidate directed against PD-L1, in combination with ipilimumab in patients with relapsed or refractory melanoma and our Phase 2 clinical trial of CX-2009, our PDC candidate directed against CD-166 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer, as we continue our other ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie Inc., and as we advance into later trials and new trials for other programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2019, we had $296.1 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we begin to enroll patients in both our Phase 2 clinical trial of CX-072 in combination with ipilimumab in patients with relapsed or refractory melanoma and our Phase 2 clinical trial of CX-2009 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer, as we continue our other ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we advance into later trials and new trials for other programs. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. We initiated a Phase 2 clinical trial of CX-072 in combination with ipilimumab for cancer in October 2019, have initiated a Phase 2 clinical trial of CX-2009 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer, and we continue our 2017 Phase 1/2 clinical trials of CX-072 and CX-2009. We also initiated our Phase 1/2 clinical trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie, for cancer in June 2018.  Each of these clinical trials is ongoing.  In addition, Bristol-Myers Squibb commenced enrollment of a Phase 1/2 clinical trial for BMS-986249, a Probody therapeutic directed against CTLA-4, in 2018 and initiated a Phase 1/2 trial for BMS-986288 in 2020.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, CX-2029, BMS-986249 and BMS-986288 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

We are very early in our development efforts, with only three product candidates, CX-072, CX-2009 and CX-2029, currently in early stage clinical development.  In addition, Bristol-Myers Squibb is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a Phase 1/2 clinical trial that it initiated in January 2018 and a Phase 2 trial initiated in 2020. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

Our product candidates may cause undesirable side effects at any time during or after the clinical trial process that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including withdrawal from the market.

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g. CX-072, CX-2009 and CX-2029). There can be no assurance that unexpected adverse events will not occur in our ongoing trials or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

We have announced preliminary clinical data on CX-072 and CX-2009 at various meetings and at our CytomX 2019 R&D Day. Clinical data we report, including efficacy and safety data, will vary over time and such data will evolve as we treat additional patients and pursue further clinical trials. The rates of clinical activity and rates and types of adverse events will evolve as well. Interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

In June 2019, we reported that the administration of monotherapy CX-072 has been generally well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. At that time, we also reported that of the 72 monotherapy patients treated with 10mg/kg every two weeks and who were evaluable for safety, 6% of patients experienced a grade ≥3 TRAE, and 3% experienced grade ≥3 immune related adverse events (irAEs), with no (0%) TRAEs leading to treatment discontinuation.  We have also reported that at the 10 mg/kg dose the anti-drug antibody (“ADA”) rate was approximately 62%. While we do not believe this ADA is impacting our ability to reach targeted drug exposures, we cannot provide assurance that the rate will not change or that it will not later limit drug exposure or cause severe adverse events. We also cannot provide assurance that the rates and the types of adverse events will not increase with time as more patients are treated in ongoing or future studies.

Administration of CX-072 in combination with ipilimumab has been generally well tolerated with the majority of TRAEs as Grade 1/2.  In October 2019, we reported that of the 27 patients treated across all combination doses, Grade 3/4 TRAEs were reported in nine (33%) patients and Grade 3/4 immune related adverse events (irAEs) were reported in six (22%) patients. Of the 20 patients treated with ipilimumab at 3 mg/kg at varying doses of CX-072, Grade 3/4 TRAEs were reported in five (25%) patients and Grade 3/4 irAEs were reported in three (15%) patients.  We cannot provide assurance that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies.

Administration of CX-2009 has also been generally well tolerated to date with most reported TRAEs being Grade 1/2. In February 2019 we announced that 23/76 (30.3%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders.  We cannot guarantee that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies.

The results of our future clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events.  For example, in October 2019, we announced the initiation of our first Phase 2 clinical trial of CX-072 at a dose level of 10 mg/kg in combination with ipilimumab at a dose level of 3mg/kg.  This dose of ipilimumab in combination with another PD agent, Nivolumab, is often not tolerated by patients.  While we believe our Phase 1 clinical data supports this combination, only further clinical testing will determine whether such a combination is tolerable for patients.  Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol-Myers Squibb includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks.  In our Phase 2 clinical trial with CX-2009 and CX-2029, we are targeting CD-166 and CD71, respectively, targets that are broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71 is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality.

In the event that our clinical trials or the clinical trials of our collaborators reveal severe adverse side effects, our trials or the clinical trials of our collaborators could be suspended or terminated and the FDA or comparable foreign regulatory authorities could impose a clinical hold, order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, in our Phase 1/2 clinical trial of CX-2009, some patients have stopped treatment due to ocular toxicity.  While we are using ocular toxicity prophylactic measures in our dose optimization phase and our Phase 2 clinical trial, we cannot be assured that such measures will be effective. In addition, any of these occurrences with respect to one of our product candidates could negatively affect our or any collaborator’s ability to enroll patients and seek regulatory approval for other product candidates that we have developed using our Probody platform, which could also result in a collaborator terminating any program utilizing our Probody platform and the termination of such collaborative relationship. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

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

In addition, adverse side effects caused by any drugs of other companies utilizing the same or similar anti-bodies of our product candidates, or that are similar in nature to our product candidates could delay or prevent regulatory approval of our product candidates, limit the commercial profile of an approved label for our product candidates, or result in significant negative consequences following marketing approval.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. For example, in our Phase 1/2 clinical trial of CX-072, which is directed against PD-L1, we were only permitted to enroll patients with cancer types for which there are no PD inhibitors available for sale.  As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with hundreds of clinical trials exploring the use of PD-1 and PD-L1 agents, there was no assurance that patients would choose to enroll in our clinical trial. While that trial is fully enrolled, there can be no assurance that further trials with CX-072, including our Phase 2 clinical trial that we initiated in October 2019, or our other drug candidates will not be adversely affected by a limited patient population.  Our clinical trials of CX-072, CX-2009 and CX-2029 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. As with the clinical trials of CX-072, our  clinical trials of CX-2009 and CX-2029 are also competing with hundreds of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including Bristol-Myers Squibb’s ongoing Phase 2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including CX-072 and BMS-986249) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;
•	the terms of any approvals and the countries in which approvals are obtained;
•	the safety and efficacy of our product candidates, including those being developed by our collaborators;
•	the prevalence and severity of any adverse side effects associated with our product candidates;
•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•	the availability of effective companion diagnostics;
•	relative convenience and ease of administration of our product candidates;
•	the willingness of patients to accept any new methods of administration;
•	the success of our physician education programs;
•	the availability of coverage and adequate reimbursement from government and third-party payors;
•	the pricing of our products, particularly as compared to alternative treatments; and
•	the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Bristol-Myers Squibb, ImmunoGen, Pfizer and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration and in December 2019, licensed the other program to us, terminating their license agreement from us.  In addition, in January 2019, Bristol-Myers Squibb terminated its programs for three targets it had selected under our agreement with them. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses.  If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborator may terminate the relevant agreement.

Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•

collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including, with respect to Bristol-Myers Squibb, BMS-986249 and BMS-986288;

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

•

collaborators have significant discretion in designing any clinical trials they operate pursuant to our collaboration agreements, including Bristol-Myers Squibb’s ongoing Phase 2 cohort expansion of BMS-986249 and its Phase 1/2 clinical trial of BMS-986288, and may release data from such clinical trials, including with respect to our Probody therapeutics, without consulting us;

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

•	collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability;
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

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights.  Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights.  Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2018, Pfizer terminated our 2013 collaboration agreement with them, and in January 2019, Bristol-Myers Squibb terminated its programs for three targets it had selected under our agreement with them.  The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, as a result of ImmunoGen’s decision to out-license the EPCAM program and our licensing of the program from them in 2019, their license for the program from us ended and we will not receive milestone or other payments from them.

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

We are currently conducting and will continue to conduct clinical trials and will contract with third-party manufacturers in foreign countries, which could expose us to risks that could have a material adverse effect on the success of our business.

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe, Australia and South Korea. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA.  Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements; foreign exchange fluctuations; patient monitoring and compliance; compliance with foreign manufacturing, customs, shipment and storage requirements; and cultural differences in medical practice and clinical research.  We are also subject to risks associated with doing business globally, including commercial, political, and financial risks.  In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, pandemics and public health emergencies, such as the COVID-19 coronavirus, could disrupt or delay enrollment in our clinical trials in South Korea.  Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we have no long term contracts with and rely on third-party manufacturing and supply partners, most of which are sole source suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For each of CX-072 CX-2009 and CX-2029, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, in November 2019 one of our contract manufacturers that manufactures CX-072 for our Phase 2 clinical trial experienced a production failure.  We believe we have contracted with alternative suppliers that will be able to timely deliver clinical trial drug product for our ongoing trial.  However, if the contract manufacturers are not able to manufacture satisfactory drug product in the second quarter of 2020, we may be required to temporarily suspend our ongoing trial for new and ongoing patients, which could affect our ability to conduct our trial on our originally planned timeline.  We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the CX-2009 program.  We have recently completed transfer of the drug substance manufacturing process from ImmunoGen to a CMO, where we have an existing relationship and which has expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of CX-2009 as a result of such transfer or that we will not experience any other disruption in the manufacture of CX-2009.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, such as the CX-072 manufacturing production failure our contract manufacturer experienced in November 2019, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as one of our manufacturers going out of business, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-072, CX-2009 and CX-2029, we will need to manufacture them in large quantities. To date we have generally been able to successfully manufacture CX-072, CX-2009 and CX-2029 for our ongoing early stage clinical trials. However, in November 2019 we had a production failure at one of our contract manufacturers that manufactures CX-072 for our Phase 2 clinical trial.  We believe we have contracted with alternative suppliers that will be able to timely deliver clinical trial drug product for our ongoing trial.  However, if the contract manufacturers are not able to manufacture satisfactory drug product in the second quarter of 2020, we may be required to temporarily suspend our ongoing trial for new and ongoing patients, which could affect our ability to conduct our trial on our originally planned timeline.  Furthermore, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for CX-072, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability and to increase the term of stability for CX-072 drug product and we are scaling up CX-2009 drug product for late stage clinical trials and commercialization.  However, we may have to start late stage trials with our early clinical trial drug product and switch to late stage or commercial drug product mid trial.  In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late stage or commercial material to assure comparability between the earlier trial material and the late stage or commercial material.  Changing formulation and scaling up the process is a complicated and difficult task.  While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are not able to scale up our manufacturing capabilities with respect to CX-072 or any of our other product candidates, increase the life of drug stability of CX-072 or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize CX-072 or such other product candidates in a timely manner or at all.

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

Because we have limited financial and managerial resources, we focus on specific product candidates and indications, including CX-072, CX-2009 and CX-2029. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, Bristol-Myers Squibb, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Immunomedics, Pfizer, Roche Holding Ltd. and Takeda.  In addition, two mid-sized companies, ImmunoGen and Seattle Genetics, Inc. are also leaders in the development of ADCs and we are aware of numerous small companies with ongoing efforts in this field.  Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Cybersecurity breaches and other disruptions could compromise our information, including the theft of our intellectual property, and could expose us to liability, which could cause our business and reputation to suffer.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.  If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We evaluated the impact of ASU 2014-09 on our financial statements and adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption. Additionally, for the purpose of revenue recognition, we are required to estimate research service periods as well as the related cost to completion, of our research development program. Such estimates are inherently uncertain and may result in changes in estimates to financial statements in subsequent periods.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. California has similar rules. For example, we performed an IRC Section 382 analysis in 2017 and determined there was an ownership change that resulted in Section 382 limitations.  The ownership change limited our ability to utilize net operating losses against taxable income in 2018 for both federal and California tax purposes.  The remaining net operating losses and credit will be available in future years before expiration during their respective carryforward periods. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control, and our ability to utilize net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in additional increased tax liability to the Company.

Changes in U.S. or foreign tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense. Recent presidential candidate proposals for U.S. tax legislation could have a material adverse effect on our future business, financial condition and results of operations.

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
•

Others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our intellectual property rights.

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

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing, misappropriating or otherwise violating our patents or other intellectual property rights.

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

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material and adverse effect on our ability to compete in the marketplace.

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose our rights to intellectual property rights that are necessary for developing and protecting our product candidates or we could lose certain rights to grant sublicenses.

Our licenses from Amgen, ImmunoGen and UCSB impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us, including various payment obligations such as milestone and royalty payments and payments based on sublicensing revenues.  Our rights under our agreements with our licensors or collaborators may be limited or modified according to their terms.  Additionally, if we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors and collaborators may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty or sublicense revenue payment obligations we would be required to pay on development or sales of future products, if any, the amounts may be significant. The amount of our future royalty or sublicense revenue payment obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

Risks Related to Government Regulation

We may be unable to obtain or be delayed in obtaining U.S. or foreign regulatory approval and, as a result, be unable or delayed in being able to commercialize our product candidates.

Our product candidates that we are currently developing are regulated as therapeutic biologics that are subject to requirements for review and approval of a BLA by the FDA’s Center for Drug Evaluation and Research (“CDER”). Therefore, our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

As a company, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.  Further, government shutdowns, such as the partial U.S. federal government shutdown in late 2018 or the uncertain impact of the United Kingdom’s departure from the European Union may impact our ability to access government agencies in a timely manner or otherwise impact our ability to move our product candidates through the regulatory process.   It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

Moreover, the FDA may respond to our submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs and therapeutic biologics, and the FDA’s standards, especially regarding product safety, appear to have become more stringent.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the U.S. government may impact our business and industry.  For example, the Executive Branch of the U.S. government has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, and other efforts to challenge, repeal, or replace the ACA will impact the ACA or our business or financial condition.  In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare & Medicaid Services (“CMS”) has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.  Additionally, CMS significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule (CLFS).  Effective 2018, the CFLS is based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, in March 2018, CMS finalized a national coverage determination extending coverage under the Medicare program for certain diagnostic laboratory tests using next generation sequencing (“NGS”) that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the national coverage determination, diagnostic tests that meet these criteria are covered only in patients with recurrent, metastatic, relapsed, refractory or stages III or IV cancer if the test has an FDA-approved or cleared indication for use in that patient’s cancer and results are provided to the treating physician for management of the patient using a report template to specify treatment options. Although the Medicare program increasingly is used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies, it is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for any companion diagnostics associated with our product candidates.

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

Furthermore, certain candidates for the U.S. Presidential race in 2020 have promoted substantial changes to the healthcare system and drug pricing rules.  If some of these changes were implemented, it could have a materially adverse impact on the ability of biotechnology and pharmaceutical companies, like us, to obtain capital to further their research or develop their product candidates and could make it economically unfeasible for such companies to continue to develop needed new innovative therapies.

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

•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals and, beginning in 2022, certain other health care professionals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

We may seek and fail to obtain fast track or breakthrough therapy designations for our current or future product candidates. If we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate. We may also seek to obtain accelerated approval for one or more of our product candidates but the FDA may disagree that we have met the requirements for such approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may also seek breakthrough therapy designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

Drugs designated as fast track products or breakthrough therapies by the FDA are also eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree any of our product candidates has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval.  Even if any of our product candidates received approval through this pathway, the product may fail required post-approval confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.

We may seek Orphan Drug Designation for some of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $5.17 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 30% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

However, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by The Nasdaq Global Select Market, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

Holders of Record

As of January 31, 2020, there were approximately 36 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 8, 2015 (the first day of trading of our common stock), through December 31, 2019 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	October 8, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
CytomX (CTMX)	$100.00	$161.78	$85.19	$163.64	$117.05	$64.42
Nasdaq Composite Index (IXIC)	$100.00	$104.09	$111.90	$143.50	$137.92	$186.51
Nasdaq Biotech Index (^NBI)	$100.00	$110.25	$86.34	$104.52	$94.77	$117.91

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III. Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

None.

Recent Sales of Unregistered Equity Securities

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, we entered into Amendment No.3 to the UCSB Agreement with UCSB on April 2, 2019 to adjust and clarify certain sublicense terms (“Amendment No.3”).  In connection with Amendment No.3, we issued 150,000 shares of CytomX common stock, pursuant to a Securities Issuance Agreement, dated April 2, 2019, by and between CytomX and UCSB.  The issuance of shares described in the preceding sentence was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

You should read the following selected financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K. The statement of operations data for each of the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for each of the years ended December 31, 2016 and 2015 and the selected balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessary indicative of results to be expected in any future period.

We adopted the Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018 on a modified retrospective basis. As such, the prior period amounts were not restated and continue to be presented in accordance with Accounting Standards Codification 605, Revenue Recognition (“ASC 605”).

We adopted the Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), effective on January 1, 2019 on a modified retrospective basis. We also elected for the new transition method to use the effective date as the date of initial application and accordingly the prior period amounts were not restated.

Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	2016	2015
Revenues	$57,489	$59,502	$71,623	$12,845	$5,941
Revenues from related parties	—	—	—	2,198	1,771
Total revenues	57,489	59,502	71,623	15,043	7,712
Operating expenses:
Research and development	131,619	103,866	92,277	54,755	28,357
General and administrative	36,765	33,510	25,605	19,874	12,558
Total operating expenses	168,384	137,376	117,882	74,629	40,915
Loss from operations	(110,895)	(77,874)	(46,259)	(59,586)	(33,203)
Interest income	8,365	7,641	2,674	736	1,315
Interest expense	—	—	—	—	(1,732)
Other expense, net	(135)	(68)	(27)	(69)	(1,744)
Loss before income taxes	(102,665)	(70,301)	(43,612)	(58,919)	(35,364)
Provision for (benefit from) income taxes	(427)	14,303	(513)	(19)	10
Net loss	(102,238)	(84,604)	(43,099)	(58,900)	(35,374)
Accretion to redemption value and cumulative dividends on preferred stock	—	—	—	—	(6,705)
Net loss attributable to common stockholders	$(102,238)	$(84,604)	$(43,099)	$(58,900)	$(42,079)
Net loss per share attributable to common stockholders, basic and diluted	$(2.26)	$(2.03)	$(1.16)	$(1.63)	$(4.90)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	45,335,927	41,664,382	37,166,830	36,234,732	8,595,247
Other comprehensive loss:
Changes in unrealized gain (losses) on investments	139	1	(67)	49	(76)
Impact of adoption of new accounting pronouncement	11	-	-	-	-
Comprehensive loss	$(102,088)	$(84,603)	$(43,166)	$(58,851)	$(35,450)

Balance Sheet Data:

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents and short term investments	$296,145	$436,127	$374,110	$181,938	$186,711
Working capital	217,745	347,567	327,454	152,380	174,015
Total assets	341,282	457,108	397,644	199,128	197,215
Accumulated deficit	(417,230)	(314,981)	(219,465)	(176,366)	(117,466)
Total stockholders' equity	51,113	130,883	69,896	78,479	126,068

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are developing a novel class of investigational antibody therapeutics, based on our Probody® technology platform, for the treatment of cancer. Our innovative technology is designed to turn previously undruggable targets into druggable targets and to enable more effective combination therapies.  Together with our partners, we have advanced five novel drug-candidates into clinical trials, three of which are in Phase 2 studies. We have strong industry partnerships with leading biotech and pharmaceutical companies.  Our Probody therapeutic approach is designed to enable “conditional activation” of antibody-based drugs within cancer tissue to more specifically target the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We achieve conditional activation of antibodies by modifying them with a mask which blocks binding of the antibody to its target until the mask is removed. Mask removal occurs in cancer tissue when proteases, enzymes that are highly active in cancer but not normal tissue, selectively cleave the mask from the antibody, resulting in unmasked antibody activity in the tumor but not normal tissue.  We believe this approach has the potential to develop clinically meaningful therapeutics and improve patient outcomes in three ways: 1) by enhancing the “therapeutic window” for drug candidates, that is, the balance between their tolerability and activity, 2) by pursuing tumor targets that were previously considered ‘undruggable’ due to their ubiquitous expression on normal tissues, and 3) by pursuing novel combination therapies that are poorly tolerated without using our Probody platform. We are developing a robust pipeline by leveraging our Probody platform to develop a product pipeline of potential best-in-class immunotherapies against clinically validated targets and potential first-in-class therapeutics against novel, difficult to drug targets.

We are currently conducting clinical trials for three product candidates derived from our Probody platform.  Our partner, Bristol-Myers Squibb is conducting clinical trials for a fourth and fifth product candidate derived from our Probody platform.  We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008.  Our net loss was $102.2 million, $84.6 million and $43.1 million for 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of $ 417.2 million and $315.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method or a common measure of progress for the entire performance obligation. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, is also recognized over the performance period based on a similar method. Reimbursements from Bristol-Myers Squibb and Pfizer for research and development costs incurred under our research, collaboration and license agreements with them are classified as revenue.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration agreements with AbbVie, Amgen, Bristol-Myers Squibb and any other collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective transition method. See further discussion under “Critical Accounting Policies and Estimates – Revenue Recognition.”

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates.  Examples include the recent initiation of our Phase 2 clinical trials for each of CX-072 and CX-2009 and the continuation of our ongoing Phase 1/2 clinical trials evaluating CX-072, CX-2009 and CX-2029. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of accounting and audit services, legal and other consulting fees. Allocated expenses primarily consist of rent expense related to our office and information technology related costs.

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

Comparison of Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenue	$57,489	$59,502	$(2,013)

Revenue decreased by $2.0 million for 2019 compared to 2018. The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
AbbVie	$5,878	$18,997	$(13,119)
Amgen	3,871	4,899	(1,028)
Bristol-Myers Squibb	47,740	32,780	14,960
ImmunoGen	-	1,471	(1,471)
Pfizer	-	1,355	(1,355)
Total Revenue	$57,489	$59,502	$(2,013)

The decrease in revenue of $2.0 million for 2019 compared to 2018 was primarily due to:

•

a decrease in revenue from AbbVie due to the $21.0 million milestone payment (net of the associated sublicense fee of $4.0 million) earned in May 2018 under the CD71 Co-Development and Licensing Agreement with AbbVie (the “CD71 Agreement”), of which $11.7 million was recognized in 2018 (reflecting the percentage completed to-date on the project);

•

the lower percentage of completion progress under the CD71 Agreement in 2019 as a result of ongoing dose escalation in the continued development program for CX-2029, which extended the estimated research service period;

•

a decrease in revenue from Amgen of $1.0 million due to lower percentage of completion progress in 2019 as a result of a joint decision with Amgen to perform additional research, which required a corresponding extension of the research service period under the Collaboration and License Agreement with Amgen (the “Amgen Agreement”);

•

a decrease in revenue from ImmunoGen of $1.5 million due to the completion of the related research term in June 2018 under our Research Collaboration Agreement with ImmunoGen (the “ImmunoGen Research Agreement”); and

•	a decrease in revenue from Pfizer of $1.4 million due to termination of our Research Collaboration, Option and License Agreement with Pfizer Inc. in March 2018.

The above decreases were partially offset by the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the Collaboration and License Agreement with Bristol-Myers Squibb (the “BMS Agreement”) in the first quarter of 2019.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Research and development	$131,619	$103,866	$27,753

Research and development expenses increased by $27.8 million during 2019 compared to 2018. The increase was attributable to the following:

•	an increase of $7.9 million in personnel-related expenses primarily due to an increase in headcount;

•	a $5.0 million charge relating to the acquisition of technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the first quarter of 2019;

•

an increase of $11.2 million in license fees primarily due to (1) $3.4 million associated with entering into the amendment to the license agreement with UCSB (the “UCSB Agreement”) in the second quarter of 2019 (“Amendment No.3”) (representing the 150,000 shares of common stock issued for $1.6 million, the upfront payment of $1.0 million and the additional annual maintenance fee of $0.8 million) and (2) a $7.5 million upfront license fee for the ImmunoGen EpCAM agreement (the “ImmunoGen 2019 License”) established in the fourth quarter of 2019;

•	an increase of $1.8 million in clinical related expenses resulting from increased clinical trial activities;

•	an increase of $2.7 million in the allocation of information technology and facilities related expenses resulting from an increase in headcount and overall overhead expenses;

•	an increase of $1.4 million in consulting expenses resulting from increased clinical trial activities; and

•	an increase of $0.4 million in depreciation expense due to the addition of machinery and equipment.

The above increases were partially offset by a decrease of $2.6 million in laboratory contracts and services as a result of timing of manufacturing activities and reduced related activities as well as reduced costs relating to CX-188 following our indefinite postponement of further development of such program.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Year Ended December 31,
	2019	2018	Change
External costs incurred by product candidate (target):	(in thousands)
CX-072 (PD-L1)	$27,054	$19,393	$7,661
CX-2009 (CD166)	15,014	16,615	(1,601)
CX-2029 (CD71)	9,376	10,798	(1,422)
Other wholly owned and partnered programs	11,591	10,261	1,330
General research and development expenses	21,568	10,547	11,021
	84,603	67,614	16,989
Internal Costs	47,016	36,252	10,764
Total research and development expenses	$131,619	$103,866	$27,753

The increase in CX-072 costs for 2019 compared to 2018 was primarily due to an increase in laboratory contracts and services of $5.4 million and clinical trial expenses of $1.2 million. The decreases in CX-2009 and CX-2029 costs for 2019 compared to 2018 were primarily due to decreased drug production runs in 2019.  The increase in “Other wholly-owned and partnered programs” for 2019 compared to 2018 was primarily due to the $7.5 million upfront license fee for the EPCAM PDC program we entered into with Immunogen in the fourth quarter of 2019 (the “ImmunoGen 2019 License”), partially offset by reduced costs relating to CX-188 following our indefinite postponement of further development of such program at the end of 2018.  The increase in general research and development expenses for 2019 compared to 2018 was primarily due to a $5.0 million charge relating to the acquisition of technical know-how during the first quarter of 2019, and a $3.4 million expense associated with entering into Amendment No.3 to the UCSB Agreement in the second quarter of 2019.  The increase in internal costs for 2019 was primarily due to increase in personnel-related expenses and allocation of information technology and facilities-related expenses resulting from an increase in headcount and overall overhead expenses.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
General and administrative	$36,765	$33,510	$3,255

General and administrative expenses increased by $3.3 million during 2019 compared to that in 2018. The increase was attributable to the following:

•	an increase of $3.3 million in personnel-related and recruiting expense due to an increase in headcount;

•	an increase of $1.1 million in dues and subscriptions expenses primarily related to software and other IT services;

•	an increase of $1.0 million in consulting and professional services primarily due to an increase in tax and audit activities in the first quarter of 2019;

•	an increase of $0.3 million in building maintenance charges; and

•	an increase of $0.3 million in depreciation and amortization expenses due to addition of furniture and fixtures and leasehold improvements.

These increases were partially offset by a decrease of $2.7 million through more overhead expenses allocated out to research and development due to an increase in research and development headcount relative to general and administrative headcount.

Interest Income and Other Expense, Net

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Interest income	$8,365	$7,641	$724
Other expense, net	(135)	(68)	(67)
Total interest income and other expense	$8,230	$7,573	$657

Interest Income

Interest income increased $0.7 million for 2019 compared to 2018. The increase was primarily attributable to an increase in interest income earned since July 2018 on our short-term investments due to an overall increase in our cash, cash equivalents and short-term investments position resulting from the common stock offering completed in July 2018.

Other Expense, net

Other expenses, net increased by $0.1 million in expense for 2019 compared to 2018. The increase in expense was primarily attributable to an increase in foreign currency losses resulting from the weakening of the U.S. dollar against the Euro and British Pound Sterling.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Provision for (benefit from) income taxes	$(427)	$14,303	$(14,730)

Provision for income taxes decreased by $14.7 million for 2019 compared to 2018.  The benefit from income taxes of $0.4 million for 2019 was primarily due to a true-up of 2018 federal income tax expense and an unrealized gain related to the available-for-sale securities recorded in other comprehensive income for 2019.  The provision for income taxes of $14.3 million for 2018 was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognition for tax purposes in 2018 of certain upfront payments received in 2017.

Comparison of Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$59,502	$71,623	$(12,121)

Revenue decreased by $12.1 million for 2018 compared to 2017. The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
AbbVie	$18,997	$19,434	$(437)
Amgen	4,899	1,311	3,588
Bristol-Myers Squibb	32,780	36,492	(3,712)
ImmunoGen	1,471	12,503	(11,032)
Pfizer	1,355	1,883	(528)
Total Revenue	$59,502	$71,623	$(12,121)

The variances in revenue for 2018 compared to 2017 were partially due to the adoption of ASC 606.

Under ASC 605, total revenue for 2018 would have been $66.0 million, a decrease of $5.6 million from $71.6 million in 2017, primarily due to a $3.0 million net decrease in milestone payments, as well as a $2.6 million decrease in the recognition of deferred revenues in 2018 as follows:

•

in 2017, a total of $24.0 million in milestone payments were recognized, including $14.0 million (net of the payment of an associated license fee of $1.0 million to Seattle Genetics (“SGEN”) under the Seattle Genetics Agreement) received from AbbVie for meeting the criteria to begin the CD71 GLP toxicology studies under the AbbVie Agreements and $10.0 million received from Bristol-Myers Squibb related to the IND filing for BMS-986249 in 2017;

•

in 2018, a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN) was received from AbbVie for the achievement of the successful IND filing criteria related to CX-2029; and

•

the $2.6 million decrease in recognition of deferred revenue under ASC 605 was attributable to a decrease of $11.8 million related to ImmunoGen, partially offset by a $6.2 million increase and a $3.1 million increase related to Bristol-Myers Squibb and Amgen, respectively.

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

Revenue from Amgen under the Amgen Agreement entered into in September 2017 increased by $3.6 million for 2018 compared to 2017. The increase in revenue was primarily due to a full year of revenue recognized for 2018 as compared to a partial year’s revenue recognition for this agreement starting in October 2017.  In the fourth quarter of 2018, the joint steering committee (“JSC”) officially terminated any further work on two molecules in the Amgen EGFR project due to unacceptable test results.  The current plan is to evaluate other molecules as part of the candidate identification phase of the project, and as a result, there has been a change in estimate of the actual full-time employee (“FTE”) hours-to-completion and an extended research service period to seven years.  As such, the revenue growth in 2018 was not as large as it may have been before this change in estimate in late 2018.

The decrease in revenue from Bristol-Myers Squibb of $3.7 million for 2018 compared to 2017 was primarily due to a $10.0 million milestone payment related to the IND filing for BMS-986249 by Bristol-Myers Squibb in 2017, a decrease of $1.3 million in amortization of certain deferred revenue resulting from an increase in the estimated length of the research terms during late April 2017, which caused average monthly amortization in 2018 to be less than that reported in 2017, and a decrease in service revenue of $0.3 million for 2018 compared to that in 2017.  These factors that contributed to larger revenue in 2017 were partially offset by an increase of $7.9 million in amortization of deferred revenue for 2018 related to the $200.0 million upfront payment we received in the second quarter of 2017 as a result of Amendment Number 1 to Extend Collaboration and License Agreement (“BMS Amendment) entered into in March 2017.

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

Research and development expenses increased by $11.6 million during 2018 compared to 2017. The increase was primarily attributable to the following:

•

an increase of $10.0 million in lab services and $12.3 million in clinical trial expenses related to CX-072, CX-2009 and CX-2029 Phase 1/2 clinical development and the ramp up for IND filing and clinical trial preparation for CX-188;

•	an increase of $10.5 million in personnel related expenses and a $1.2 million allocation of information technology and facilities-related expenses resulting from an increase in headcount;
•	an increase of $0.9 million in lab supplies; and
•	an increase of $0.7 million in consulting expenses.

These increases were partially offset by:

•	a $10.7 million of non-cash research and development expense recognized in 2017 related to the estimated fair value of the CytomX Product under the Amgen Agreement;

•	a $10.0 million sublicense fee payment made to UCSB in 2017, which was triggered by the $200 million upfront payment made by Bristol-Myers Squibb in connection with our expanded collaboration;

•	a $2.1 million sublicense fee payable to UCSB recognized as a result of the Amgen Agreement in 2017; and
•	a $1.0 million sublicense payment to ImmunoGen upon the commencement of enrollment of Phase 1/2 and first patient dosing in the clinical trial for CX-2009 during the second quarter of 2017.

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Year Ended December 31,
	2018	2017	Change
External costs incurred by product candidate (target):	(in thousands)
CX-072 (PD-L1)	$19,393	$9,290	$10,103
CX-2009 (CD166)	16,615	8,533	8,082
CX-2029 (CD71)	10,798	9,550	1,248
Other wholly owned and partnered programs	10,261	21,099	(10,838)
General research and development expenses	10,547	18,976	(8,429)
	67,614	67,448	166
Internal Costs	36,252	24,829	11,423
Total research and development expenses	$103,866	$92,277	$11,589

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

Interest Income and Other Expense, Net

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Interest income	$7,641	$2,674	$4,967
Other expense, net	(68)	(27)	(41)
Total interest income and other expense	$7,573	$2,647	$4,926

Interest Income

Interest income increased by $5.0 million for 2018 compared to 2017. The increase was primarily attributable to an increase in interest earned on our short-term investments due to an overall increase in our cash and cash equivalents position resulting from the common stock offering completed in July 2018.

Other Expense, Net

Other expense, net increased by $41,000 in expense was primarily due to increased loss in currency exchange resulting from unfavorable movements in the US dollar relative to Euros.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Provision for (benefit from) income taxes	$14,303	$(513)	$14,816

Provision for income taxes increased to $14.3 million in 2018 from a benefit from income taxes of $0.5 million in 2017. The income tax expense was generated as a result of a temporary difference in the recognition of revenue under tax and U.S. GAAP authoritative guidance, primarily due to revenue recognized for tax purposes in 2018 related to upfront payments received in 2017, prior to revenue recognition for U.S. GAAP purposes.  These upfront payments will be recognized over the related research and development service periods under U.S. GAAP for book purposes and the associated deferred tax assets due to the timing differences are subject to a valuation allowance.  In addition, the ownership changes under Section 382 of the IRC in 2017 limited the use of available net operating losses and research tax credits against our 2018 taxable income.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $296.1 million and an accumulated deficit of $417.2 million, compared to cash, cash equivalents and short-term investments of $436.1 million and an accumulated deficit of $315.0 million as of December 31, 2018. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for a period of at least twelve months from the date the financial statements included in this report are issued. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our products, including CX-072, CX-2009 and CX-2029 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of a more promising product candidate in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future.  There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(140,480)	$(75,521)	$170,373
Net cash provided by (used in) by investing activities	79,701	5,926	(121,266)
Net cash provided by financing activities	1,627	139,624	23,796
Net increase in cash, cash equivalents and restricted cash	$(59,152)	$70,029	$72,903

Cash Flows from Operating Activities

2019

During the year ended December 31, 2019, cash used in operating activities was $140.5 million, which consisted of a net loss of $102.2 million, adjusted by non-cash charges of $21.1 million and a net decrease of $59.4 million relating to the change in our net operating assets and liabilities. The non-cash charges primarily consisted of $19.1 million in stock-based compensation; $1.6 million of common stock issued in connection with our entry into Amendment No.3 to the UCSB Agreement and $2.6 million in depreciation and amortization expense; which amounts were partially offset by $2.2 million in accretion of discounts on our short-term investments.

The change in our net operating assets and liabilities was primarily due to:

•

a decrease of $47.7 million in deferred revenue resulting from continued recognition of deferred revenue from existing customers and the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the BMS Agreement in the first quarter of 2019, partially offset by the additional $10.0 million milestone payment due from AbbVie in June 2019, which payment was triggered by its selection of the second target under the Discovery Collaboration and Licensing Agreement with AbbVie (as amended, the “Discovery Agreement”);

•

a decrease of $12.7 million in accrued liabilities and income tax payable primarily due to the net payment of $13.1 million for our 2018 income tax liability and $3.8 million in sublicense fees, partially offset by $4.2 million increase in other liabilities during 2019;

•	a decrease of $1.0 million in cashflow with $0.4 million from accounts payable and $0.6 million from other assets; and

•	an increase of $2.0 million in cash flows from prepaid expenses and other current assets.

2018

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

•	a decrease of $4.9 million resulting from the increase in prepaid expenses and other current assets; partially offset by
•	an increase in cash flows from accounts receivable primarily from the $10.0 million we received from Bristol-Myers Squibb for achieving the milestone of IND filing of BMS-986249 in 2018;
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

2017

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

The change in our net operating assets and liabilities of $190.0 million was primarily attributable to:

•

an increase of $189.9 million in deferred revenue resulting from Bristol-Myers Squibb upfront payment of $200.0 million and $40.0 million received in connection with the collaboration we entered into with Amgen in September 2017. These increases were partially offset by an increase in the recognition of revenue associated with upfront fees of $34.4 million under our various collaboration agreements, $6.6 million in recognized revenue from our delivery of a Development and Commercialization License to ImmunoGen in connection with the ImmunoGen Research Agreement, and $5.9 million in recognized revenue from ImmunoGen as a result of the amendment to the ImmunoGen Research Amendment;

•	an increase in accrued and long-term liabilities of $9.2 million; and
•	an increase in other assets of $1.6 million; partially offset by
•

a decrease in accounts receivable of $8.0 million resulting primarily from the $10.0 million of milestone billing to Bristol-Myers Squibb for the IND filing of BMS-986249, offset by a $2.0 million payment received from Bristol-Myers Squibb relating to the 2016 milestone for the selection of BMS-986249; and

•	a decrease of $2.4 million in accounts payable.

Cash Flows from Investing Activities

During the year ended December 31, 2019, cash provided by investing activities was $79.7 million, which consisted of $258.2 million in proceeds received upon the maturity of marketable securities, partially offset by $175.0 million used in the purchases of short-term investments and $3.5 million of capital expenditures used to purchase property and equipment.

During the year ended December 31, 2018, cash provided by investing activities was $5.9 million, which consisted of $204.6 million used in purchases of short-term investments and $3.8 million of capital expenditures used to purchase property and equipment. This was offset by $214.3 million in proceeds received upon the maturity of short-term investments.

During the year ended December 31, 2017, cash used in investing activities was $121.3 million, which consisted of $218.7 million used in the purchase of short-term investments and $1.6 million of capital expenditures used to purchase property and equipment.  This amount was partially offset by $99.0 million in proceeds received upon the maturity of short-term investments.

Cash Flows from Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $1.6 million, primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan (“ESPP”).

During the year ended December 31, 2018, cash provided by financing activities was $139.6 million, primarily consisted of proceeds from our common stock public offering of $134.6 million (net of underwriting discounts and stock issuance costs of $9.2 million) and proceeds from the exercise of stock options and employee stock purchases under the ESPP of $5.0 million.

During the year ended December 31, 2017, cash provided by financing activities was $23.8 million, which primarily consisted of proceeds received from the issuance of common stock to Amgen pursuant to a stock purchase of $20.0 million and proceeds from the exercise of stock options and ESPP of $3.8 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period(4)
	2020	2021	2022	2023	2024+	Total
Operating leases(1)	$4,990	$5,129	$5,273	$5,420	$15,689	$36,501
Royalty obligations(2)	150	—	—	—	—	150
License maintenance fees(3)	750	750	750	750	5,625	8,625
Total contractual obligations	$5,890	$5,879	$6,023	$6,170	$21,314	$45,276

(1)

We lease our current facility under a long-term operating lease, which expires in 2026. The lease provides us with one option to extend the lease term for a period of five years at the then fair market rental value.

(2)

We have royalty obligations under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice. See Part II. Item 8. Financial Statements and Supplementary Data, Note 10 - “License Agreement" in the accompanying Notes to the financial statements for more information.

(3)

We have annual license maintenance fees under the terms of certain license agreement with UCSB. See Part II. Item 8. Financial Statements and Supplementary Data, Note 10 - “License Agreement” in the accompanying Notes to the financial statements for more information.

(4)

This table does not include any milestone payments or royalty payments to third parties as the amounts, timing and likelihood of such payments are not known. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “Research and Collaboration Agreements” in the accompanying Notes to the financial statements for more information.

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $5.2 million as of December 31, 2019 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets, which are subject to a valuation allowance.

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

We assess whether the promises in its arrangements with customers are considered as distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to our intellectual property is distinct from the research and development services or participation on steering committees.

Our collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities; or upon receipt of actual marketing approvals of a covered product or for additional indications. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.  In certain agreements, the collaboration partner is solely responsible for meeting the defined collaboration objectives that trigger the contingent payment.  At each reporting date, we re-evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

Our collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract, but rather, are included when the sales or usage occur.

The transaction price in each arrangement is allocated to the identified performance obligations based on the relative standalone selling price (“SSP”) of each distinct performance obligation, which requires judgment. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs. Due to the early stage of our licensed technology, the license of such technology is typically combined with research and development services and steering committee participation as one performance obligation.  In the event that we receive non-cash consideration such as consideration in the form of a research license and research support services from the counterparty, the transaction price of a non-monetary exchange that has commercial substance is estimated based on the fair value of the non-cash consideration received, which may be determined through a valuation analysis.

In certain cases, our performance creates an asset that does not have an alternative use to the customer and we have an enforceable right to payment at all times for performance completed to date.  In these cases, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and the related estimated FTE hours-to-completion, of certain of our research development programs in 2018 and 2019.  Such adjustments have impacted and may continue to impact the amounts and timing of our revenue recognized.

Research and Development Expenses

We record accrued liabilities for estimated costs of research, preclinical and clinical studies and contract manufacturing activities, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs. Our contracts with CROs generally include pass-through costs, such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payments that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In the event we make advance payments, they are recorded as prepaid expenses and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress of stage of completion of the services and the agreed-upon fees to be paid for such services.

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

Stock-based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant and we record forfeitures as they are incurred. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

We estimate the fair value of our stock-based awards using the Black-Scholes option-pricing model, which requires the input of assumptions. Our assumptions are as follows:

•

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term of the ESPP shares is equal to the six-month look-back period;

•

Expected volatility. The expected stock price volatility for our stock options was derived from the average historical volatilities of our stock price and the stock price of several comparable publicly traded companies within the biotechnology and pharmaceutical industry.  We will continue to apply this process until a sufficient amount of historical information of our own stock price becomes available.  Volatility for ESPP shares is equal to our stock price’s historical volatility over a six-month period;

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the stock option in effect at the time of grant; and
•	Dividend yield. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

On January 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under this new standard, stock options granted to non-employees as consideration for services received are measured on the date of grant using the Black-Scholes option-pricing model.  The related grant date fair values of stock options are expensed on a straight-line basis over the period, generally the vesting period, during which the non-employee is required to provide service in exchange for the award.

Prior to the adoption of ASU 2018-07, stock-based compensation expense for options granted to non-employees as consideration for services received was measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Stock-based compensation expense for options granted to non-employees was periodically remeasured as the underlying options vest.

Income Taxes

We account for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2019, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

We recognize the tax effects of an uncertain tax position only if it is more likely than not that it will be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not that it will be sustained upon review by the tax authorities. We evaluate uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, including the 2017 Tax Cuts and Jobs Act (“Tax Act”), new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $296.1 million and $436.1 million as of December 31, 2019 and 2018, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2019, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective transition method effective January 1, 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for revenue and collaboration agreements
Description of the Matter

The Company recorded revenue from collaboration agreements of $57.4 million for the year ended December 31, 2019. As described in Note 2, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

Auditing the Company’s accounting for revenues from collaboration arrangements was complex and required significant judgments primarily in identifying which elements represent revenue producing performance obligations, determining the measurement and allocation of arrangement consideration, and evaluating estimates of the total expected inputs under the input method for revenue recognized over time.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes for assessing the accounting treatment of its collaboration arrangements, including controls over the review of contracts and accounting conclusions, as well as controls over the completeness and accuracy of the data used.  We also tested the controls over the development of estimated total inputs for revenue recognized over time.

To test the accounting treatment for revenue from collaboration arrangements, we evaluated, among other things, whether the identified performance obligations were properly determined, and the transaction price was properly measured and allocated to the identified performance obligations. To test the measurement of efforts toward satisfying the performance obligation, our audit procedures included, among others, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting communications with the collaborative partner, evaluating the application of the input method for the recognition of revenue and testing the estimated total inputs and actual inputs incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CytomX Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CytomX Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CytomX Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 27, 2020

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$188,425	$247,577
Short-term investments	107,720	188,550
Accounts receivable	13	97
Prepaid expenses and other current assets	7,177	9,251
Total current assets	303,335	445,475
Property and equipment, net	7,372	6,934
Intangible assets, net	1,312	1,458
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	25,382	—
Other assets	2,015	1,375
Total assets	$341,282	$457,108
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,158	$5,132
Accrued liabilities	30,051	26,724
Income tax payable	—	13,339
Deferred revenues, current portion	51,381	52,713
Total current liabilities	85,590	97,908
Deferred revenue, net of current portion	178,858	225,267
Operating lease liabilities - long term	24,871	—
Other long-term liabilities	850	3,050
Total liabilities	290,169	326,225
Commitments and contingencies (Note 11)
Stockholders' equity
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized at December 31, 2019 and 2018; 45,523,088 and 45,083,209 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	468,285	445,956
Accumulated other comprehensive income (loss)	57	(93)
Accumulated deficit	(417,230)	(314,981)
Total stockholders' equity	51,113	130,883
Total liabilities and stockholders' equity	$341,282	$457,108

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$57,489	$59,502	$71,623
Operating expenses:
Research and development	131,619	103,866	92,277
General and administrative	36,765	33,510	25,605
Total operating expenses	168,384	137,376	117,882
Loss from operations	(110,895)	(77,874)	(46,259)
Interest income	8,365	7,641	2,674
Other expense, net	(135)	(68)	(27)
Loss before income taxes	(102,665)	(70,301)	(43,612)
Provision for (benefit from) income taxes	(427)	14,303	(513)
Net loss	$(102,238)	$(84,604)	$(43,099)
Net loss per share, basic and diluted	$(2.26)	$(2.03)	$(1.16)
Shares used to compute net loss per share, basic and diluted	45,335,927	41,664,382	37,166,830
Other comprehensive income (loss):
Changes in unrealized gain (loss) on short-term investments, net of tax	139	1	(67)
Impact of adoption of new accounting pronouncement	11	—	—
Total comprehensive loss	$(102,088)	$(84,603)	$(43,166)

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2016	36,490,169	$1	$254,871	$(27)	$(176,366)	$78,479
Exercise of stock options	764,576	—	3,165	—	—	3,165
Issuance of common stock under the Employee Stock Purchase Plan	67,746	—	674	—	—	674
Issuance of common stock pursuant to the Amgen Stock Purchase Agreement	1,156,069	—	19,457	—	—	19,457
Stock-based compensation	—	—	11,287	—	—	11,287
Other comprehensive income	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(43,099)	(43,099)
Balance at December 31, 2017	38,478,560	1	289,454	(94)	(219,465)	69,896
Impact of adoption of new accounting pronouncement - ASU 2014-09	—	—	—	—	(10,912)	(10,912)
Issuance of common stock in follow-on offering, net of issuance costs	5,867,347	—	134,596	—	—	134,596
Exercise of stock options	673,382	—	4,156	—	—	4,156
Issuance of common stock under the Employee Stock Purchase Plan	63,920	—	872	—	—	872
Stock-based compensation	—	—	16,878	—	—	16,878
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(84,604)	(84,604)
Balance at December 31, 2018	45,083,209	1	445,956	(93)	(314,981)	130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	—	—	—	11	(11)	-
Exercise of stock options	146,930	—	633	—	—	633
Issuance of common stock under the Employee Stock Purchase Plan	142,949	—	994	—	—	994
Issuance of common stock to UCSB	150,000	—	1,602	—	—	1,602
Stock-based compensation	—	—	19,100	—	—	19,100
Other comprehensive income	—	—	—	139	—	139
Net loss	—	—	—	—	(102,238)	(102,238)
Balance at December 31, 2019	45,523,088	$1	$468,285	$57	$(417,230)	$51,113

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(102,238)	$(84,604)	$(43,099)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	146	146	146
Depreciation and amortization	2,459	1,738	1,516
Amortization of premium (accretion of discount) on investments	(2,228)	(1,701)	371
Stock-based compensation expense	19,100	16,878	11,287
Issuance of common stock in connection with UCSB sublicense fee	1,602	—	—
Non-cash acquisition of in process research and development asset charged to expense	—	—	10,700
Deferred income taxes	—	—	(513)
Changes in operating assets and liabilities
Accounts receivable	84	10,042	(7,980)
Related party accounts receivable	—	—	154
Prepaid expenses and other current assets	2,074	(4,899)	(456)
Other assets	(640)	(20)	1,618
Accounts payable	(374)	261	(2,441)
Accrued liabilities, income tax payable and other long-term liabilities	(12,724)	24,833	9,157
Deferred revenue	(47,741)	(38,195)	189,913
Net cash (used in) provided by operating activities	(140,480)	(75,521)	170,373
Cash flows from investing activities:
Purchases of property and equipment	(3,497)	(3,788)	(1,559)
Purchases of short-term investments	(174,992)	(204,601)	(218,707)
Maturities of short-term investments	258,190	214,315	99,000
Net cash provided by (used in) investing activities	79,701	5,926	(121,266)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	134,596	19,957
Proceeds from employee stock purchase plan and exercise of stock options	1,627	5,028	3,839
Net cash provided by financing activities	1,627	139,624	23,796
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,152)	70,029	72,903
Cash, cash equivalents and restricted cash, beginning of year	248,494	178,465	105,562
Cash, cash equivalents and restricted cash, end of year	$189,342	$248,494	$178,465

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,061	$—	$—

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$428	$1,027	$361

See accompanying notes to financial statements

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapeutics. The Company is pioneering a novel class of investigational antibody therapeutics, based on its Probody® therapeutic technology platform, for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

Customers and collaboration partners who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows (in thousands):

	Revenue			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018
AbbVie Ireland Unlimited Company	$5,878	$18,997	$19,434	$—	$—
Bristol-Myers Squibb Company	47,740	32,780	36,492	13	97
ImmunoGen, Inc.	—	*	12,503	—	—
Total revenue from customers who represent 10% or more of the Company's total revenue	$53,618	$51,777	$68,429	$13	$97

*	Revenue from the customer was less than 10% of the Company’s total revenue for the respective periods presented.

All of the Company’s customers are located in the United States of America.

Segments

Management has determined that it has one business activity and operates as one operating segment as it only reports financial information on an aggregate basis to its chief executive officer and principal financial officer, who are the Company’s chief operating decision makers. All long-lived assets are maintained in the United States of America.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statement of cash flows (in thousands):

	December 31
	2019	2018
Cash and cash equivalents	$188,425	$247,577
Restricted cash	917	917
	$189,342	$248,494

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2019, 2018 and 2017.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the years ended December 31, 2019, 2018 and 2017.

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

The Company’s collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities; or upon receipt of actual marketing approvals of a covered product or for additional indications. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.  At each reporting date, the Company re-evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains and losses on short-term investments and impact of adoption of new accounting pronouncements during the period represents the components of other comprehensive income (loss) that is excluded from the reported net loss.

Contract Balances

Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company satisfies its performance obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Stock-Based Compensation

The Company measures its stock-based awards made to employees based on the fair values of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the ratable method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Forfeitures are recognized as they occur.

On January 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under this new standard, stock options granted to non-employees as consideration for services received are measured on the date of grant using the Black-Scholes option-pricing model.  The related grant date fair values of stock options are expensed on a straight-line basis over the period, generally the vesting period, during which the non-employee is required to provide service in exchange for the award.

Prior to the adoption of ASU 2018-07, such stock-based compensation expense was measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Stock-based compensation expense for options granted to non-employees was periodically remeasured as the underlying options vest.

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2019, the Company continues to maintain a full valuation allowance against all of its deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to its historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

In January 2019, the Company acquired certain technology know-how that is complementary to the Company’s proprietary Probody technology from a third party for $5.0 million.  The Company plans to use this technology in certain of the Company’s discovery stage projects, and has concluded that the technology acquired does not have an alternative future use.  Accordingly, the $5.0 million has been recorded as research and development expense for 2019.

Leases

The Company determines if an arrangement is or contains a lease at inception.  Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s balance sheet.  ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.  The operating lease ROU assets also include any lease prepayments made and reduced by lease incentives. The Company’s lease terms may include options to extend the lease when it is reasonably certain that such option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term.  The Company elected the short-term lease recognition exemption. The Company’s operating lease arrangement includes lease and non-lease components which are generally accounted for separately.

3. Adopted and Recent Accounting Pronouncements

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

The Company has also elected the package of practical expedients permitted under the new standard (“ASC 842”).  Accordingly, the Company continues to account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company also elected the short-term lease practical expedients allowed under the standard. As a result of the adoption of ASC 842, the Company recorded a right-of-use asset of $28.0 million and a lease liability $30.1 million on January 1, 2019.  There was no impact on the Company’s accumulated deficit as of the adoption date.  This standard does not have material impact on the Company’s results of operations or cash flows.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, to provide entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. This targeted transition relief is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measuring methodologies. The effective date of this ASU is the same as ASU No. 2016-13, for the Company on January 1, 2020.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this ASU require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. Under ASC 606, these awards are considered a reduction of the transaction price, unless the awards are payment for a distinct good or service received from the customer and should be recorded as a reduction of the transaction price.  However, the ASU requires these awards to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718 and should be recognized at the later of when the award is promised and when the entity recognizes revenue for the transfer of the related goods or services in accordance with ASC 606. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer.  The ASU is effective for the Company on January 1, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intraperiod tax allocation as well as two exceptions related to accounting for outside basis differences of equity method investments and foreign subsidiaries.  The ASU also amends the scope of ASC 740 related to a franchise tax (or similar tax) that is partially based on income; clarifies when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; specifies that an entity is not required to allocate income tax expense to a legal entity that is both not subject to tax and disregarded by the taxing authority; and clarifies that all tax effects, both deferred and current, should be accounted for in the interim period that includes the enactment date.  The ASU is effective for the Company on January 1, 2021, and interim periods within those fiscal years.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

4. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per share is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period.  Diluted net loss per share is the same as basic net loss per share since the effect of the potentially dilutive securities is anti-dilutive.

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	9,687,844	7,478,755	6,891,123

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets which consist primarily of highly liquid money market funds, some of which is included in restricted cash and U.S. government bonds that are included in short-term investments.

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements (in thousands):

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$170,757	$—	$—	$170,757
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	107,610	110	—	107,720
Total Securities		$279,284	$110	$—	$279,394

		December 31, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets
Money market funds	Level I	$226,979	$—	$—	$226,979
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	188,616	—	(66)	188,550
Total Securities		$416,512	$—	$(66)	$416,446

No securities have contractual maturities of longer than one year

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31
	2019	2018
Machinery and equipment	$12,124	$10,498
Computer equipment and software	1,555	955
Furniture and fixtures	1,024	749
Leasehold improvements	1,483	893
Construction in progress	236	785
	16,422	13,880
Less: accumulated depreciation and amortization	(9,050)	(6,946)
	$7,372	$6,934

Depreciation and amortization expense was $2.5 million, $1.7 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7. Goodwill and Intangible Assets

Goodwill and in-process research and development assets resulted from a series of integrated financing transactions in 2010 that was accounted for as a business combination. The in-process research and development relates to the Company’s proprietary Probody Platform and was accounted for as an indefinite-lived intangible asset until the underlying project was completed or abandoned. In connection with the collaboration agreements, the Company began amortizing the intangible asset in 2017. The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization expense for the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.1 million and $0.1 million, respectively.

Goodwill and intangible assets consisted of the following (in thousands):

Goodwill
	December 31,
	2019	2018
Goodwill	$949	$949

Intangible assets
	December 31,
	2019	2018
In-process research and development	$1,750	$1,750
Less accumulated amortization	(438)	(292)
	$1,312	$1,458

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Research and clinical expenses	$19,006	$18,520
Payroll and related expenses	6,721	6,585
Legal and professional expenses	1,062	830
Operating lease liabilities - short term	2,810	—
Other accrued expenses	452	789
Total	$30,051	$26,724

9. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partner (in thousands):

	Year Ended December 31,
	2019	2018	2017
AbbVie	$5,878	$18,997	$19,434
Amgen	3,871	4,899	1,311
Bristol-Myers Squibb	47,740	32,780	36,492
ImmunoGen	-	1,471	12,503
Pfizer	-	1,355	1,883
Total Revenue	$57,489	$59,502	$71,623

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

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million in April 2016 and subsequently earned an additional $10.0 million milestone payment triggered by selection of the second target by AbbVie in June 2019. The Company is also eligible to receive up to $275.0 million in development, regulatory and commercial milestone payments and royalties in the high single to low teens from commercial sales of any resulting PDCs.  The second target was selected under the Amended and Restated Discovery Collaboration and License Agreement entered into in June 2019 that allows AbbVie to select a target for developing a PDC or a Probody.

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

The Company concluded that AbbVie’s option for the second discovery target was not a material right and was therefore not a performance obligation at the inception of the AbbVie Agreements. However, it was subsequently included in the total transaction price in June 2019 as a performance obligation upon AbbVie’s selection of such second target as further discussed below.

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

In May 2018, the Company earned a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN) under the CD71 Agreement. The $21.0 million milestone payment was included as part of the transaction price in May 2018 and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The Company determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of December 31, 2019.

The Company is obligated to make sublicense payments under the license agreement with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), as amended, equal to 7.5% of certain upfront and milestone payments owed to or received by the Company. As of December 31, 2019 and 2018, the Company recorded accrued sublicense fees of zero and $1.1 million, respectively, under the UCSB Agreement.

Of the $39.8 million total initial transaction price, the Company allocated $29.8 million to the CD71 Agreement performance obligation and recognized revenue using a cost-based input measure, the common measure of progress for the performance obligation. In applying the cost-based input method, revenue is recognized based on actual full-time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours for completing its combined performance obligation over the estimated service period. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  During 2019, as a result of ongoing dose escalation in the continued development program, there has been a change in estimates of the research service period as well as an increase in the projected FTE hours-to-completion.  The research service period for the CD71 Agreement performance obligation is extended from April 2021 to March 2022.

The remaining $10.0 million of the total initial transaction price of $39.8 million allocated to the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie. The $10.0 million is recognized using the common measure of progress for the entire performance obligation over the estimated research service period of five years through April 2021.

In June 2019, the Company earned a $10.0 million milestone payment for the second target selected by AbbVie under the Discovery Agreement.  It is recognized also using the common measure of progress of the related obligation over the estimated research service period of five years through June 2024.

The Company recognized revenue of $5.9 million, $19.0 million and $19.4 million for 2019, 2018 and 2017, respectively, related to the AbbVie Agreements. As of December 31, 2019 and 2018, deferred revenue related to the CD71 Agreement performance obligation was $20.0 million and $23.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $11.6 million and $4.7 million, respectively. As of both December 31, 2019 and 2018, no amount was due from AbbVie under the CD71 Agreement and the Discovery Agreement.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to 7.5% of certain upfront and milestone payments owed to or received by the Company. As of December 31, 2019 and 2018, the Company recorded liabilities of zero and $2.1 million, respectively, representing the sublicense fee payable to UCSB.

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price as of January 1, 2018, the adoption date of ASC 606.

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations.  The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated FTE hours expected to be incurred for the combined performance obligation over the research service period.  In the fourth quarter of 2018, the JSC officially terminated any further work on two molecules that did not meet required research criteria.  Pre-clinical evaluation of additional molecules has been ongoing as part of the candidate identification phase of the EGFR project, and as a result, there was a change in estimate of the FTE hours-to-completion and research service period to seven years during the fourth quarter of 2018.  At the end of the second quarter of 2019, the Company determined it will undertake additional testing and assessment of the molecules being evaluated under the EGFR project.  As a result, the estimated FTE hours-to-completion and research service period was further increased to eight years.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $3.9 million, $4.9 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the Amgen Agreement. As of December 31, 2019 and 2018, deferred revenue related to the EGFR Products performance obligation was $37.6 million and $40.7 million, respectively. As of December 31, 2019 and 2018, deferred revenue related to the Amgen Other Products performance obligation was $3.0 million and $3.8 million, respectively. As of December 31, 2019 and 2018, no amount was due from Amgen under the Amgen Agreement.

Bristol-Myers Squibb Company

On May 23, 2014, the Company and Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s Probody therapeutic technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, the Company granted Bristol-Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets. Bristol-Myers Squibb had additional rights to substitute up to two collaboration targets within three years of the effective date of the BMS Agreement. These rights expired in May 2017. Each collaboration target had a two-year research term and the two additional targets had to be nominated by Bristol-Myers Squibb within five years of the effective date of the BMS Agreement. The research term for each collaboration target could be extended in one year increments up to three times.

Pursuant to the BMS Agreement, the financial consideration from Bristol-Myers Squibb was comprised of an upfront payment of $50.0 million and the Company was initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales. The Company also receives research and development service fees based on a prescribed FTE rate that is capped.

The Company identified the following performance obligations at the inception of the BMS Agreement:

(1)	the exclusive research, development and commercialization license,
(2)	the research and development services and
(3)	the obligation to participate in the joint research committee.

The Company determined that the license, the Company’s research services and expertise related to the development of the product candidates should be combined with the research services and participation in the joint research committee as one combined performance obligation. The Company concluded that, at the inception of the agreement, Bristol-Myers Squibb’s options for the third and fourth targets were not material rights and not performance obligations. As such, each option was accounted for as a separate arrangement upon exercise. Additionally, the Company considered whether the services performed for each target should be considered as separate performance obligations and concluded that all targets should be accounted for as one combined performance obligation.

The Company received an upfront payment of $50.0 million from Bristol-Myers Squibb in July 2014. In January and December 2016, Bristol-Myers Squibb selected the third and fourth targets, respectively, and paid the Company $10.0 million and $15.0 million, respectively, pursuant to the terms of the BMS Agreement. In December 2016, Bristol-Myers Squibb selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to the Company. In November 2017, the Company recognized a $10.0 million milestone payment from Bristol-Myers Squibb upon approval of the investigational new drug application for the CTLA-4-directed Probody therapeutic.

On March 17, 2017, the Company and Bristol-Myers Squibb entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “BMS Amendment”). The BMS Amendment grants Bristol-Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets. The effective date of the BMS Amendment was April 25, 2017 (“Amendment Effective Date”). Under the terms of the BMS Amendment, the Company continues to collaborate with Bristol-Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol-Myers Squibb under the terms of the BMS Amendment.

Pursuant to the BMS Amendment, the financial consideration from Bristol-Myers Squibb is comprised of an upfront payment of $200.0 million and the Company is eligible to receive up to an aggregate of $3,586.0 million as follows:

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

The Company is also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. The BMS Amendment does not change the term of the Bristol-Myers Squibb’s royalty obligation under the BMS Agreement. Bristol-Myers Squibb’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price as of December 31, 2019. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to BMS. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

During the first quarter of 2019, Bristol-Myers Squibb terminated pre-clinical activities on three of the first four collaboration targets selected under the initial original 2014 BMS Agreement.  The first and second targets under the BMS Agreement were combined into a single performance obligation. The Company determined that termination of pre-clinical activities on the second target does not impact the Company’s continuing obligation to Bristol-Myers Squibb for the first target, CTLA-4, as it is still being actively developed by Bristol-Myers Squibb.  Therefore, the Company concluded that it will continue to amortize the related deferred revenue over the original performance period. The Company has determined that upon the termination of pre-clinical activities on the third and the fourth collaboration targets selected by Bristol-Myers Squibb in January and December of 2016, respectively, under the BMS Agreement, it has no further obligations and is no longer eligible to receive any further proceeds from milestones, royalties or research and development fees for such targets.  As a result, the Company accelerated recognition of all of the related deferred revenue of the third and the fourth targets upon the effective date of termination and recognized $17.4 million in the first quarter of 2019.  Research work under the BMS Amendment executed in March 2017 continues.

The Company recognized revenue of $47.7 million, $32.8 million and $36.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, deferred revenue related to the BMS Agreement was $158.0 million and $205.6 million, respectively. The amount due from Bristol-Myers Squibb under the BMS Agreement was $13,000 and $97,000 as of December 31, 2019 and 2018, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provided the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody therapeutic technology to create a PDC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such PDCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create PDCs directed at two targets under the ImmunoGen Research Agreement and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such PDCs. In February 2016, the Company exercised its option to obtain a development and commercialization license for CX-2009 pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”). In February 2017, ImmunoGen exercised its first option to obtain a development and commercialization license for one of the two targets. Substitution rights for this first target selection program terminated in February 2017 and ImmunoGen discontinued the program in July 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon the termination of the program. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target in December 2017.  In December 2019, the parties entered into a license agreement pursuant to which the ImmunoGen 2017 License was terminated and ImmunoGen granted a license for all of ImmunoGen’s rights under the ImmunoGen 2017 license to the Company. See Note 10. License Agreement, for more information.

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

In consideration for the ImmunoGen 2017 License, the Company is entitled to receive up to $30.0 million in development and regulatory milestone payments, up to $50.0 million in sales milestone payments and royalties in the mid-single digits percentage on the commercial sales of any resulting product. For the CX-2009 License, the Company is obligated to pay ImmunoGen up to $60.0 million in development and regulatory milestone payments and up to $100.0 million in sales milestone payments and royalties in the mid to high single digits percentage on the commercial sales of any resulting product. In August 2017, the Company made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with CX-2009. No milestone payments were payable to the Company under the ImmunoGen 2017 License while it was in effect.

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

The estimated total fair value of the consideration of $13.2 million was recorded as deferred revenue at the inception of the ImmunoGen Research Agreement. In December 2017, the Company entered into the ImmunoGen 2017 License arrangement and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018. The fair value of the consideration for the combined performance obligation was recognized as revenue over the research period that ended on June 30, 2018. As of December 31, 2019 and 2018, neither company has further research obligations under the ImmunoGen Research Agreement.

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

The Company recognized no revenue for the year ended December 31, 2019 and revenue of $1.5 million and $12.5 million for the years ended December 31, 2018 and 2017, respectively.  As of December 31, 2019 and 2018, there was no deferred revenue relating to the ImmunoGen Research Agreements, respectively. As of both December 31, 2019 and 2018, no amount was due from ImmunoGen under the ImmunoGen Research Agreement.

MD Anderson

In November 2015, the Company entered into a research collaboration agreement with MD Anderson to research Probody-enabled chimeric antigen receptor killer (CAR-NK) cell therapies, known as ProCAR-NK cell therapies. Under this collaboration, MD Anderson used the Company’s Probody technology to conduct research of ProCAR-NK cell therapies against certain targets selected by the Company in cancer immunotherapy. Under the research collaboration agreement, the Company had the right to exercise an option, during the option period expiring on November 2, 2019 and upon payment of an option exercise fee, to negotiate and acquire a worldwide, exclusive, sublicensable license from MD Anderson for development and commercialization of products directed against any of the selected targets. The Company decided not to exercise the option and the research collaboration agreement expired on November 2, 2019. The expenses related to this agreement were not material to the financial statements for the years ended December 31, 2019, 2018 and 2017.

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

The Company recognized no revenue for the year ended December 31, 2019, and recognized revenue of $1.4 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019 and 2018, there was no deferred revenue relating to the Pfizer Agreement.  As of December 31, 2019 and 2018, there was no amount due from Pfizer under the Pfizer Agreement, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the year ended December 31, 2019 (in thousands):

	Balance at 12/31/2018	Additions	Deductions	Balance at 12/31/2019
	(in thousands)
Contract liabilities:
Deferred revenue	$277,980	$10,000	$57,741	$230,239

There was a $10.0 million addition to deferred revenue related to the milestone payment triggered by selection of the second target by AbbVie during the year ended December 31, 2019.  Deductions of $57.7 million represent primarily revenue recognized, including the accelerated recognition of deferred revenue of $17.4 million due to termination of certain targets by Bristol-Myers Squibb in the first quarter of 2019 that was included in the contract liability balance at the beginning of the period.

The Company estimates that the $230.2 million of deferred revenue related to the following contracts as of December 31, 2019 to be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•	The $20.0 million of deferred revenue related to the CD71 Agreement as of December 31, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately March 2022.
•

The $2.6 million of deferred revenue related to the first target under Discovery Agreement as of December 31, 2019 is expected to be recognized ratably until approximately April 2021.  The $9.0 million of deferred revenue related to the second target under the Discovery Agreement as of December 31, 2019 is expected to be recognized ratably until approximately June 2024.

•

The $37.6 million of deferred revenue related to the Amgen EGFR Products as of December 31, 2019 is expected to be recognized based on actual FTE effort and program progress until approximately September 2025.

•	The $3.0 million of deferred revenue related to the Amgen Other Products as of December 31, 2019 is expected to be recognized ratably until approximately September 2023.
•	The $158.0 million of deferred revenue related to the BMS Agreement as of December 31, 2019 is expected to be recognized ratably until approximately April 2025.

10. License Agreement

UCSB

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

In April 2019, the Company entered into Amendment No.3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No.3”).  In connection with the amendment, the Company issued to UCSB 150,000 shares of CytomX common stock with a fair value of $10.68 per share. Under the terms of Amendment No.3, the Company and UCSB agreed to modify the determination of sublicense revenues payable by the Company to UCSB on certain existing collaboration agreements and on collaboration agreements executed subsequent to Amendment No.3.  In exchange, the Company agreed to make an upfront payment of $1.0 million as well as additional annual license maintenance fees of $0.8 million through 2031.  In the event that the Company terminates the agreement due to material concern of the safety or efficacy of the related technology, 50% of all remaining maintenance fees will become due immediately.  Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.  Pursuant to Amendment No.3, the Company recorded in research and development expense a charge of $3.4 million relating to sublicense and maintenance fees representing the 150,000 shares issued with a fair value of $1.6 million, the upfront payment of $1.0 million and the additional annual maintenance fee of $0.8 million during the second quarter of 2019.

In June 2019, the Company incurred an additional $0.8 million of sublicense fees related to the $10.0 million milestone payment for the second target selected by AbbVie under the Discovery Agreement.

During the years ended December 31, 2019, 2018 and 2017, the Company incurred sublicense expenses of $4.3 million, $0.6 million and $13.5 million, respectively, under the provisions of the UCSB Agreement.  As of December 31, 2019 and 2018, the Company recorded a liability of $0.2 million and $3.2 million, representing sublicense fee payable to UCSB, respectively.

ImmunoGen

In December 2019, the Company entered into a License Agreement (the “ImmunoGen 2019 License”) with ImmunoGen, Inc. to obtain an exclusive license with respect to epithelial cell adhesion molecule (“EPCAM”). Under the ImmunoGen 2019 License, ImmunoGen agreed to transfer its know-how, patents, intellectual property rights, and technology transfer materials and information related to its EpCAM program. The license gives the Company the sole ability to develop, manufacture, use and commercialize any licensed product that incorporates, is comprised of, or otherwise derived from a Probody that targets EpCAM in any human therapeutic field on a worldwide basis. In exchange, the Company agreed to make non-refundable and non-creditable payments including an upfront license payment of $7.5 million and certain clinical development, approval and commercialization milestone payments, if achieved and royalties on product sales.

The upfront license fee of $7.5 million was recorded as research and development expense in December 2019 and included in accrued liabilities as of December 31, 2019.   The upfront license fee was paid in January 2020.

11. Commitments and Contingencies

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

The Lease provided for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months was approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company utilized the full amount of the one-time improvement allowance of $12.6 million, of which $2.3 million is recoverable by the landlord through increased rent which continues through the expiration of the initial lease term.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit as non-current restricted cash on its balance sheet as at both December 31, 2019 and 2018.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense during the years ended December 31, 2019, 2018 and 2017 was $4.8 million, $4.2 million and $4.2 million, respectively.

Supplemental information related to leases are as follows:

Year Ended
December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,855

December 31, 2019
(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$25,382
Current operating lease liabilities	2,810
Non-current operating lease liabilities	24,871
Total operating lease liabilities	$27,681

December 31, 2019
Weighted-average remaining lease term (in years)
Operating lease	6.85
Weighted-average discount rate
Operating lease	8.25%

December 31, 2019
(in thousands)
Maturity of operating lease liabilities
2020	4,990
2021	5,129
2022	5,273
2023	5,420
2024 and beyond	15,689
Total lease payments	36,501
Less imputed interest	(8,820)
Present value of lease liabilities	$27,681

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

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2019 and 2018, no dividends on common stock had been declared by the Board of Directors.

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

The Company had reserved shares of common stock for issuance, as follows:

	December 31,
	2019	2018
Options issued and outstanding	9,936,168	7,803,773
Shares available for future stock option grants	3,145,266	1,884,494
Shares available for future employee stock purchase plan	1,609,137	1,301,254
Total	14,690,571	10,989,521

14. Stock-based Compensation

The 2010 Plan and 2011 Plan

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

The 2015 Plan

Options under the 2015 Plan may be granted for periods of up to ten years. All options issued to date have had a 10-year life. Under the terms of the 2015 Plan, options may be granted at an exercise price not less than the estimated fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs may not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. To date, options granted under the 2015 Plan generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2019, 1,808,066 shares of common stock were available for future issuance under the 2015 Plan.

The 2019 Plan

In September 2019, the Board of Directors adopted the 2019 Employment Inducement Incentive Plan (the “2019 Plan”) which provides for the grant of stock options and other equity awards to any employee who has not previously been an employee or director of the Company or who is commencing employment with the Company following a bona fide period of nonemployment by the Company. Awards granted under the 2019 Plan are intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4). Options granted under the 2019 Plan are nonqualified stock options (“NSOs”) which may be exercisable for periods of up to ten years and the options shall be granted at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant.

The initial number of shares of common stock available for future issuance under the 2019 Plan was 1,815,000.   As of December 31, 2019, 1,337,200 shares of common stock were available for future issuance under the 2019 Plan.

Activity under the Company’s stock option plans is set forth below:

			Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2016	2,493,188	6,158,746	$3.69
Options authorized	1,459,606	—	—
Options granted	(2,138,620)	2,138,620	13.57
Options exercised	—	(764,576)	4.14
Options forfeited	510,619	(1,029,332)	9.12
Balances at December 31, 2017	2,324,793	6,503,458	8.16
Options authorized	1,539,142		—
Options granted	(2,127,400)	2,127,400	24.65
Options exercised	—	(673,382)	6.17
Options forfeited	147,959	(153,703)	14.29
Balances at December 31, 2018	1,884,494	7,803,773	12.62
Options authorized	3,618,328		—
Options granted	(3,269,683)	3,269,683	12.40
Options exercised	—	(146,930)	4.30
Options forfeited	912,127	(990,358)	16.75
Balances at December 31, 2019	3,145,266	9,936,168	$12.26	6.5	$14,220
Options Exercisable—December 31, 2019		6,023,372	$10.50	6.5	$13,310
Options vested and expected to vest—December 31, 2019		9,936,168	$12.26	5.0	$14,220

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the underlying common stock as of December 31, 2019, 2018 and 2017, respectively.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $14.6 million and $10.5 million, respectively.

The options granted in the years ended December 31, 2019, 2018 and 2017 had weighted-average per share grant-date fair values of $7.03, $14.21 and $8.21, respectively. At December 31, 2019 and 2018, the unrecognized compensation expense with respect to options granted to employees was $31.1 million and $34.6 million, respectively, and is expected to be recognized over 2.6 years and 2.4 years, respectively.

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

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 142,949 shares and 63,920 shares of common stock under the ESPP in 2019 and 2018, respectively.

Shares available for future purchase under the ESPP were 1,609,137 shares and 1,301,254 shares at December 31, 2019 and 2018, respectively. The compensation expense related to the ESPP was $0.6 million, $0.5 million and $0.2 million for the years ended December 31, 2019, 2018 and 20167 respectively. As of December 31, 2019 and 2018, there was $0.2 million and $0.3 million, respectively, of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$9,226	$8,313	$5,161
General and administrative	9,874	8,565	6,126
Total stock-based compensation expense	$19,100	$16,878	$11,287

Stock-based compensation expense for employees was $18.9 million, $16.7 million and $11.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-based compensation expense for non-employees was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Expected volatility	64.4% - 68.6%	65.6%-69.3%	69.1%-72.4%	60.81%-71.89%	46.4%-70.5%	52.3%-63.8%
Risk-free interest rate	1.4% - 2.5%	2.5%-3.0%	1.7%-2.2%	1.62%-2.35%	2.1%-2.6%	1.1%-1.5%
Dividend yield	— %	— %	— %	— %	— %	— %
Expected term (in years)	4.9 - 5.0	4.7-4.9	4.9-5.3	0.5	0.5	0.5

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term of the ESPP shares is equal to the six-month look-back period.

Expected volatility. The expected stock price volatility for the Company’s stock options was derived from the average historical volatilities of the Company’s stock price and the stock price of several comparable publicly traded companies within the biotechnology and pharmaceutical industry. The Company will continue to apply this process until a sufficient amount of historical information on the Company’s own stock price becomes available.  Volatility for ESPP shares is equal to the Company’s historical volatility over a six-month period.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the stock options in effect at the time of grant.

Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

15. Income Taxes

The Company derives its income only from the United States. The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(390)	$14,302	$—
State	—	1	1
Total current	(390)	14,303	1
Deferred:
Federal	(37)	—	(514)
State	—	—	—
Total deferred	(37)	—	(514)
Provision for (benefit from) income taxes	$(427)	$14,303	$(513)

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal taxes at statutory rate	21.0%	21.0%	34.0%
State tax, net of federal benefit	1.3%	0.7%	7.6%
Stock compensation	(1.2)%	1.7%	2.3%
Tax attributes subject to 382 limitation	0.0%	0.0%	27.5%
Tax credits	2.5%	6.2%	2.7%
Change in valuation allowance	(22.8)%	(49.5)%	(9.3)%
Change in deferreds due to rate change	0.0%	0.0%	(58.6)%
Return to provision adjustment	(0.3)%	0.0%	0.0%
Other	(0.1)%	(0.5)%	(5.0)%
Total	0.4%	(20.4)%	1.2%

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax liabilities are set out below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net operating loss carryforwards	$38,967	$15,468	$24,682
Research and development credits	10,940	7,514	5,757
Lease liability	5,813	—	—
Intangible assets	3,320	—	—
Deferred revenue	47,180	56,881	15,631
Accruals and deferred rent	1,296	1,955	1,256
Stock-based compensation	7,837	5,746	3,831
Other	—	39	32
Total gross deferred income tax assets	115,353	87,603	51,189
Less: valuation allowance	(109,174)	(86,466)	(50,791)
Deferred tax assets, net of valuation allowance	6,179	1,137	398
Fixed assets	(591)	(854)	(282)
Right-of-use assets	(5,330)	—	—
Intangible assets	—	(108)	(116)
Prepaid expenses	(243)	(175)	—
Other	(15)	—	—
Deferred tax liabilities	(6,179)	(1,137)	(398)
Net deferred income tax liabilities	$—	$—	$—

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2019, 2018 and 2017 was an increase of $22.7 million, $35.7 million and $4.7 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $177.5 million and $24.2 million, respectively, as of December 31, 2019, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $111.9 million will carryforward indefinitely.  The state net operating loss carryforwards will begin to expire in 2032, if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $9.3 million and $7.1 million, respectively, as of December 31, 2019 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits have no expiration date.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017 that resulted in 382 limitations. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations.  The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced but limited the full use in 2018. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards.  The Company reviewed its stock ownership for the year ended December 31, 2019 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

The Company had approximately $5.2 million and $3.8 million of unrecognized tax benefits as of December 31, 2019 and 2018, respectively, and approximately $0.9 million and $1.0 million, respectively, would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of the year	$3,756	$4,320	$1,182
Additions based on tax positions related to current year	1,403	1,166	521
Adjustment based on tax positions related to prior years	90	(1,730)	2,617
Balance at end of the year	$5,249	$3,756	$4,320

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2019, 2018 and 2017.

The Company files income tax returns in the United States, including California state jurisdiction. The tax years 2010 to 2018 remains open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2019, the Company is under examination by the State of California.

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2019, 2018 and 2017, the Company made contributions to the plan of $0.8 million, $0.6 million and $0.3 million, respectively.

17. Supplementary Data – Quarterly Financial Data (Unaudited)

The following table represents certain unaudited financial information for each of the quarters in the twelve-month periods ended December 31, 2019 and 2018:

	Three Months Ended
(in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$8,279	$10,712	$9,013	$29,485
Net income (loss)	$(35,455)	$(23,699)	$(28,960)	$(14,124)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.52)	$(0.64)	$(0.31)

	Three Months Ended
(in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$11,471	$12,509	$21,338	$14,184
Net income (loss)	$(32,233)	$(23,431)	$(13,447)	$(15,493)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.53)	$(0.35)	$(0.40)

18. Subsequent Events

In February 2020, Bristol-Myers Squibb initiated a randomized Phase 2 cohort expansion in its Phase 1/2a trial of the anti-CTLA-4 Probody BMS-986249 and triggered a $10.0 million milestone payment to the Company pursuant to the terms of the BMS Agreement.

In February 2020, the Company initiated a first dosing of a patient in the CX-2009 Phase 2 clinical trial and triggered a $3.0 million milestone payment to ImmunoGen pursuant to the ImmunoGen Research Agreement.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent (the “Agent”).

Subject to the terms and conditions of the Sales Agreement, the Agent has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices and applicable law and regulations, to sell all of the shares of our common stock so designated by us as agent in accordance with an instruction from us. The sales, if any, of shares of our common stock under the Sales Agreement, as amended, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, or, with our prior consent, in negotiated transactions. The Sales Agreement, as amended, provides that the commission payable to the Agent for sales of shares of our common stock with respect to which the Agent acts as sales agent shall be 3.0% of the gross sales price for such shares of our common stock sold pursuant to the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and the Agent have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). We and the Agent have the right, by giving written notice as specified in the Sales Agreement to terminate the Sales Agreement.

The offering has been registered under the Securities Act pursuant to our shelf registration statement on Form S-3, as amended (No. 333-228203), as supplemented by the Prospectus Supplement dated February 27, 2020 relating to the sale of shares of our common stock.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which was filed hereto as Exhibit 1.1 and is incorporated by reference herein.

A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the Sales Agreement is filed hereto as Exhibit 5.1.

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

(3)	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.				X

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

5.1	Opinion of Latham & Watkins LLP.				X

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.4#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.5#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.8†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.	S-1/A	10/2/2015	10.18

10.9†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol-Myers Squibb.	10-Q	5/5/2017	10.1

10.10†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.11	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.12††	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.13†	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.14	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.15†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1

10.16†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of March 31, 2017.	10-Q	11/6/2018	10.2

10.17†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of January 3, 2018.	10-Q	11/6/2018	10.3

10.18†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.	10-Q	8/7/2019	10.1

10.19†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.20†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.5

10.21†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.	10-Q	11/6/2018	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.22#	Consulting Agreement between CytomX Therapeutics, Inc and Dr. Hoyoung Huh, effective as of December 31, 2018.	10-K	2/27/2019	10.27

10.23#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.24#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	5/9/2019	10.2

10.25#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Michael Kavanaugh, M.D.	10-Q	5/9/2019	10.4

10.26#	Consulting Agreement effective as of May 15, 2019, by and between CytomX Therapeutics, Inc. and Debanjan Ray.	10-Q	5/9/2019	10.7

10.27(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.27(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

10.28#	Consulting Agreement effective as of August 19, 2019, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.	10-Q	11/7/2019	10.3

10.29#	Separation Agreement effective as of September 5, 2019, by and between CytomX Therapeutics, Inc. and Rachel W. Humphrey, M.D.	10-Q	11/7/2019	10.4

10.30#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D. dated as of September 23, 2019.	10-Q	11/7/2019	10.5

10.31#	Severance and Change of Control Agreement effective as of October 14, 2019, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/7/2019	10.6

10.32††	Severance and Change of Control Agreement effective as of February 3, 2020, by and between CytomX Therapeutics, Inc. and Alison Hannah, M.D.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

23.2	Consent of Latham & Watkins LLP (included in Exhibit 5.1)				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

††	Certain confidential portions of this exhibit have been omitted from this exhibit.

#	Indicates management contract or compensatory plan.

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

CYTOMX THERAPEUTICS, INC.

Date: February 27, 2020	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Robin Knifsend
	Name:	Robin Knifsend
	Title:	Vice President of Finance (Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean A. McCarthy, D. Phil. and Lloyd Rowland and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean A. McCarthy	President, Chief Executive Officer and Director	February 27, 2020
Sean A. McCarthy, D.Phil.	(Principal Executive Officer and Principal Financial Officer)

/s/ Matthew P. Young	Director	February 27, 2020
Matthew P. Young

/s/ Charles S. Fuchs	Director	February 27, 2020
Charles S. Fuchs, M.D., M.P.H.

/s/ Frederick W. Gluck	Director	February 27, 2020
Frederick W. Gluck

/s/ John A. Scarlett	Director	February 27, 2020
John A. Scarlett, M.D.

/s/ Elaine V. Jones	Director	February 27, 2020
Elaine V. Jones, Ph.D.

/s/ James R. Meyers	Director	February 27, 2020
James Meyers