Form 10-Q
period 2020-03-31
CytomX Therapeutics, Inc.
filed 2020-05-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 30, 2020, the registrant had 45,923,205 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•

the extent to which the COVID-19 coronavirus and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$143,286	$188,425
Short-term investments	104,636	107,720
Accounts receivable	130,010	13
Income tax receivable	13,061	—
Prepaid expenses and other current assets	9,073	7,177
Total current assets	400,066	303,335
Property and equipment, net	7,393	7,372
Intangible assets, net	1,276	1,312
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	24,682	25,382
Other assets	1,379	2,015
Total assets	$436,662	$341,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,782	$4,158
Accrued liabilities	28,353	30,051
Deferred revenue, current portion	73,866	51,381
Total current liabilities	106,001	85,590
Deferred revenue, net of current portion	236,789	178,858
Operating lease liabilities - long term	24,105	24,871
Other long-term liabilities	—	850
Total liabilities	366,895	290,169
Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; and no shares issued and outstanding at March 31, 2020 and December 31, 2019.	—	—
Common stock, $0.00001 par value; 75,000,000 shares authorized; 45,918,616 and 45,523,088 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	474,455	468,285
Accumulated other comprehensive income	336	57
Accumulated deficit	(405,025)	(417,230)
Total stockholders' equity	69,767	51,113
Total liabilities and stockholders' equity	$436,662	$341,282

(1)	The condensed balance sheet as of December 31, 2019 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$49,593	$29,485
Operating expenses:
Research and development	42,814	36,376
General and administrative	9,572	9,674
Total operating expenses	52,386	46,050
Loss from operations	(2,793)	(16,565)
Interest income	1,075	2,496
Other income (expense)	12	(61)
Loss before income taxes	(1,706)	(14,130)
Benefit from income taxes	(13,911)	(6)
Net income (loss)	$12,205	$(14,124)
Net income (loss) per share
Basic	$0.27	$(0.31)
Diluted	$0.26	$(0.31)
Shares used to compute net income (loss) per share
Basic	45,723,955	45,122,456
Diluted	47,044,774	45,122,456
Other comprehensive income:
Unrealized gain on short-term investments, net of tax	$279	$155
Impact of adoption of new accounting pronouncement	—	11
Comprehensive income (loss)	$12,484	$(13,958)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	45,523,088	$1	$468,285	$57	$(417,230)	$51,113
Exercise of stock options	395,528	-	2,157	-	-	2,157
Stock-based compensation	-	-	4,013	-	-	4,013
Other comprehensive income	-	-	-	279	-	279
Net income	-	-	-	-	12,205	12,205
Balance at March 31, 2020	45,918,616	$1	$474,455	$336	$(405,025)	$69,767

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2018	45,083,209	$1	$445,956	$(93)	$(314,981)	$130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	-	-	-	11	(11)	-
Exercise of stock options	74,443	-	465	-	-	465
Stock-based compensation	-	-	5,192	-	-	5,192
Other comprehensive income	-	-	-	155	-	155
Net loss	-	-	-	-	(14,124)	(14,124)
Balance at March 31, 2019	45,157,652	$1	$451,613	$73	$(329,116)	$122,571

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$12,205	$(14,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	36	36
Depreciation and amortization	601	617
Accretion of discounts on investments	(127)	(713)
Stock-based compensation expense	4,013	5,192
Changes in operating assets and liabilities
Accounts receivable	(129,997)	53
Prepaid expenses and other current assets	(14,957)	814
Other assets	636	-
Accounts payable	52	5,162
Accrued liabilities, income tax payable and other long-term liabilities	(2,615)	(6,605)
Deferred revenue	80,416	(29,461)
Net cash used in operating activities	(49,737)	(39,029)
Cash flows from investing activities:
Purchases of property and equipment	(1,049)	(1,835)
Purchases of short-term investments	(44,707)	(62,317)
Maturities of short-term investments	48,197	45,546
Net cash provided by (used in) investing activities	2,441	(18,606)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,157	465
Net cash provided by financing activities	2,157	465
Net decrease in cash, cash equivalents and restricted cash	(45,139)	(57,170)
Cash, cash equivalents and restricted cash, beginning of period	189,342	248,494
Cash, cash equivalents and restricted cash, end of period	$144,203	$191,324

Supplemental disclosures of noncash investing and financing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$-	$245
Right of use assets obtained in exchange for operating lease obligations	$-	$28,054

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapeutics. The Company is pioneering a novel class of investigational antibody therapeutics, based on its Probody® therapeutic technology platform for the treatment of cancer. The Probody therapeutic approach is designed to more specifically target antibody therapeutics to the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed balance sheet data, as of December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$143,286	$188,425	$190,407	$247,577
Restricted cash - non-current assets	917	917	917	917
Total	$144,203	$189,342	$191,324	$248,494

Short-term Investments

All investments have been classified as available-for-sale (“AFS”) and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Generally, those investments with contractual maturities less than 12 months are considered short-term investments.  The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The Company assesses impairment of its AFS debt securities investments at each reporting period.  Unrealized gains resulting from the excess of the fair value over the amortized cost basis of an investment are reported as a component of accumulated other comprehensive income (loss), net of tax.  Unrealized losses or impairments resulting from the fair value of the AFS debt security being below the amortized cost basis are evaluated, using the discounted cash flow model, for identification of credit losses and non-credit related losses.  Any credit losses are charged to earnings against the allowance for credit losses of the security, limited to the difference between the fair value and the amortized cost basis of the security.  Any difference between the fair value of the security and the amortized cost basis, less the allowance for credit losses, are reported in other comprehensive income (loss).  Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for credit losses subject to the total allowance previously recognized.

In the event of impairment of any security, if management (i) has the intent to sell such security or (ii) will more-likely-than-not be required to sell such security before recovery of its amortized cost basis, such AFS debt security’s amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. The Company assessed impairment of goodwill and intangible assets triggered by the sudden significant decline in global economic activities caused by the COVID-19 pandemic and concluded that there was no impairment of goodwill or intangible assets during the three months ended March 31, 2020.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. The Company assessed impairment of long-lived assets triggered by the sudden significant decline in global economic activities caused by the COVID-19 pandemic and concluded that there was no impairment of long-lived assets during the three months ended March 31, 2020.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s non-credit related unrealized gains and losses on short-term investments and impact of adoption of new accounting pronouncements during the period represent the components of other comprehensive income (loss) that are excluded from the reported net loss.

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company was required to pay SGEN sublicense fees for certain milestone achievements. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate.

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

In January 2019, the Company acquired certain technology know-how that is complementary to the Company’s proprietary Probody technology from a third party for $5.0 million.  The Company plans to use this technology in certain of the Company’s discovery stage projects, and has concluded that the technology acquired does not have an alternative future use.  Accordingly, the $5.0 million has been recorded as research and development expense for the three months ended March 31, 2019.

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

Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the previous other-than-temporary-impairment model. The Company adopted this standard on January 1, 2020 using a modified retrospective approach and there was no transition adjustment recorded to the Company’s beginning accumulated deficit as of January 1, 2020 as there was no incremental impairment loss needed to be recognized upon the adoption of this ASU.

Simplification of the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted this standard on January 1, 2020 and there was no material impact on its financial statement.

Fair Value Measurement Disclosure Requirements Modification

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Various disclosure requirements have been removed, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements held at the end of the reporting period. The ASU also modified various disclosure requirements and added some disclosure requirements for Level 3 fair value measurements. The amendments in this ASU were effective for the Company on January 1, 2020 and there was no material impact on its financial statements upon adoption of this ASU.

Internal Use Software Guidance for Cloud Computing Arrangement

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). The amendments in this ASU on the accounting for implementation, setup and other upfront costs (collectively “implementation costs”) apply to entities that are a customer in a hosting arrangement. The amendments under this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to expense. They also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company adopted this standard on January 1, 2020 and there was no material impact on its financial statement upon adoption of this ASU.

Collaborative Arrangements and Revenue Recognition

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606.  The amendments in this ASU targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The ASU was effective for the Company on January 1, 2020, and there was no material impact on its financial statements upon adoption of this ASU.

Share-Based Payment to Customer

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this ASU require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. Under ASC 606, these awards are considered a reduction of the transaction price, unless the awards are payment for a distinct good or service received from the customer and should be recorded as a reduction of the transaction price.  However, the ASU requires these awards to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718 and should be recognized at the later of when the award is promised and when the entity recognizes revenue for the transfer of the related goods or services in accordance with ASC 606.  The ASU is effective for the Company on January 1, 2020, and there was no material impact on its financial statements upon adoption of this ASU.

Recent Accounting Pronouncements

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

3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period.  Diluted net income per share is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period.  Diluted net loss per share, for the comparative period, is the same as basic net loss per share since the effect of the potentially dilutive securities is anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Numerator:
Net income (loss)	$12,205	$(14,124)

Denominator:
Basic
Weighted-average common shares used to calculate net income (loss) per share	45,723,955	45,122,456
Diluted
Weighted-average common shares used to calculate net income (loss) per share	45,723,955	45,122,456
Effect of potentially dilutive securities:
Stock options and ESPP shares	1,320,819	-
	47,044,774	45,122,456
Net income (loss) per share
Basic	$0.27	$(0.31)
Diluted	$0.26	$(0.31)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Options and ESPP to purchase common stock	8,234,298	8,962,799

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

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		March 31, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$120,229	$—	$—	$—	$120,229
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	104,247	—	389	—	104,636
Total		$225,393	$—	$389	$—	$225,782

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$170,757	$—	$—	$—	$170,757
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	107,610	—	110		107,720
Total		$279,284	$—	$110	$—	$279,394

As of March 31, 2020, no securities have contractual maturities of greater than 12 months.

The unrealized gains on the Company’s investment in US Government bonds were caused by interest rate decreases.  The contractual terms of those investments are less than a year and do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments if held to maturity.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Research and clinical expenses	$19,844	$19,006
Payroll and related expenses	3,541	6,721
Legal and professional expenses	1,539	1,062
Operating lease liabilities - short term	2,903	2,810
Other accrued expenses	526	452
Total	$28,353	$30,051

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
AbbVie	$30,096	$2,948
Amgen	1,695	1,035
Astellas	387	-
Bristol Myers Squibb	17,415	25,502
Total Revenue	$49,593	$29,485

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a Probody Drug Conjugate (“PDC”) against CD71, with the Company responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company will assume 35% of the net profits or net losses related to later development unless it opts-out. If the Company opts-out from participation of co-development of the CD71 PDC, which includes CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 PDC.

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and is eligible to receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales in the high teens to low twenties percentage if the Company participates in the co-development of the CD71 PDC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 PDC. The Company’s share of later stage co-development costs for each CD71 PDC are capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of payment of an associated sublicense fee of $1.0 million to SGEN under the Seattle Genetics Agreement) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. In May 2018, the United States Food and Drug Administration (“FDA”) cleared the IND application for CX-2029. As a result, the Company achieved the IND success criteria under the CD71 Agreement and received a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN).  In March 2020, the Company earned a $40.0 million milestone payment for satisfying the CD71 dose escalation success criteria under the CD71 Agreement.

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

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million in April 2016 and subsequently earned an additional $10.0 million milestone payment triggered by selection of the second target by AbbVie in June 2019.  The Company is also eligible to receive up to $275.0 million in development, regulatory and commercial milestone payments and royalties in the high single to low teens percentage from commercial sales of any resulting PDCs.  The second target was selected under the Discovery Agreement that allows AbbVie to select a target for developing a PDC or a Probody.

The Company has determined that the AbbVie Agreements should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed.

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

The total transaction price for the Discovery Agreement and CD71 Agreement, collectively, upon adoption of ASC 606 on January 1, 2018 of $39.8 million consists of $30.0 million in upfront payments, and a $14.0 million milestone payment received under the CD71 Agreement (net of the payment of an associated sublicense fee of $1.0 million to SGEN), less $4.2 million of estimated sublicense fees. The upfront payments under the AbbVie Agreements are allocated between the two performance obligations based on the estimated relative standalone selling prices. The $30.0 million of upfront payments is allocated $20.0 million to the CD71 Agreement, with the remaining $10.0 million allocated to the Discovery Agreement. The $14.0 million milestone payment received (net of the payment of an associated sublicense fee of $1.0 million to SGEN) and the estimated sublicense fees of $4.2 million are allocated to the CD71 Agreement performance obligation as they are directly related to the development of the CX-2029.

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

Therefore, of the $39.8 million total initial transaction price discussed above, the Company allocated $29.8 million to the CD71 Agreement performance obligation and recognized revenue using a cost-based input measure, the common measure of progress for the performance obligation. In applying the cost-based input method, revenue is recognized based on actual full-time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours for completing its combined performance obligation over the estimated service period.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  During 2019, as a result of ongoing dose escalation in the continued development program, there has been a change in estimates of the research service period as well as an increase in the projected FTE hours-to-completion.  The research service period for the CD71 Agreement performance obligation was extended from April 2021 to March 2022 in 2019.

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

In June 2019, the Company earned a $10.0 million milestone payment for the second target selected by AbbVie under the Discovery Agreement.  It is recognized also using the time-elapse measure of progress of the related obligation and straight line over the estimated research service period of five years through June 2024.

The $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement was included as part of the transaction price as it was unconstrained during the first quarter of 2020 and $26.6 million was recognized as revenue related to this milestone, which reflected the percentage completed to date on the project. The remaining $13.4 million will be recognized over the remaining research service period through March 2022.

The Company is obligated to make sublicense payments under the license agreement with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), as amended, equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company. As of March 31, 2020 and December 31, 2019, the Company recorded accrued sublicense fees of $1.4 million and $0, respectively, under the UCSB Agreement.

The Company determined that the remaining potential milestone payments of both agreements are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of March 31, 2020.

The Company recognized revenue of $30.1 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively related to the AbbVie Agreements. As of March 31, 2020 and December 31, 2019, deferred revenue related to the CD71 Agreement performance obligation was $30.9 million and $20.0 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $10.7 million and $11.6 million, respectively. As of March 31, 2020 and December 31, 2019, $40.0 million and $0 was due from AbbVie under the AbbVie Agreements, respectively.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen.  Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of both March 31, 2020 and December 31, 2019, the Company recorded no sublicense fee payable to UCSB.

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

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations.  The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service period.   At the end of the second quarter of 2019, the Company determined that it will undertake additional testing and assessment of the molecules being evaluated under the EGFR project.  As a result, the estimated FTE hours-to-completion and research service period were increased to eight years.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $1.7 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, related to the Amgen Agreement. As of March 31, 2020 and December 31, 2019, deferred revenue related to the EGFR Products performance obligation was $36.1 million and $37.6 million, respectively. As of March 31, 2020 and December 31, 2019, deferred revenue related to the Amgen Other Products performance obligation was $2.8 million and $3.0 million, respectively. As of March 31, 2020 and December 31, 2019, no amount was due from Amgen under the Amgen Agreement.

Astellas Pharma Inc.

The Company and Astellas Pharma, Inc. (“Astellas”) entered into a Collaboration and License Agreement (the “Astellas Agreement”) on March 23, 2020, the effective date, to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology.

Under the terms of the Astellas Agreement, the Company granted Astellas an exclusive, worldwide, rights to develop and commercialize Probody therapeutics for up to four collaboration targets including one initial target and three additional targets (“Additional Targets”). In addition, Astellas has the right to expand the number of Additional Targets from three up to five (the “Expansion Option”) before the third anniversary of the effective date.  Furthermore, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a product against such target, the Company may elect to participate in certain development costs and share in the profits generated in the United States with respect to such product (“Cost Share Option”). The Cost Share Option, if exercised, will also provide the option for the Company to co-commercialize such product in the United States.  The Company does not consider the Cost Share Option as a performance obligation at the inception of the agreement as the participation is at the Company’s discretion.

Pursuant to the Astellas Agreement, the consideration from Astellas is comprised of an upfront fee of $80.0 million and contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.6 billion.  If Astellas exercises its Expansion Option for the two Additional Targets, the Company would be eligible to receive additional upfront and milestone payments of up to approximately $0.9 billion.  The Company is also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas is responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company will receive research and development service fees based on a prescribed FTE rate.

The Company identified the following performance obligations at the inception of the Astellas Agreement:

(1)	the exclusive research, development and commercialization license;
(2)	the research and development services; and
(3)	the obligation to participate in the joint research committee.

The Company determined that the license, the research services and expertise related to the development of the product candidates should be combined with the research services and participation in the joint research committee as one combined performance obligation. The Company concluded, that at the inception of the agreement, Astellas’ Expansion Option for two Additional Targets were not material rights and therefore not considered performance obligations.  As such, each option will be accounted for as a separate arrangement upon exercise.

The initial transaction price of $90.0 million consists of the upfront fee of $80.0 million and research and development service fees of $10.0 million. The Company determined that the potential development and regulatory milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, the potential development and regulatory milestone payments are fully constrained and are not included in the initial transaction price and continued to be fully constrained as of March 31, 2020.  The Company will re-evaluate the transaction price at each reporting date or as uncertain events are resolved or other changes in circumstances occur.

The upfront fee of $80.0 million for the combined obligation to continuously make the Probody therapeutic technology platform available to Astellas is recognized on a straight-line basis for the entire performance obligation over the estimated research service period of five years, which ends in March 2025.  The research and development service fees, estimated to be $10.0 million, will be recognized when services are provided based on the prescribed FTE rate.

Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of March 31, 2020, the Company recorded a liability of $6.0 million, representing 7.5% of the $80.0 million upfront payment, as a sublicense fee payable to UCSB.

The Company recognized revenue of $0.4 million for the three months ended March 31, 2020.  As of March 31, 2020, deferred revenue relating to the Astellas Agreement was $79.6 million and the amount due from Astellas under the Astellas Agreement was $80.0 million, which was received in April 2020.

Bristol Myers Squibb Company

On May 23, 2014, the Company and Bristol Myers Squibb Company (“Bristol Myers Squibb”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s Probody therapeutic technology. The effective date of the BMS Agreement was July 7, 2014.

Under the terms of the BMS Agreement, the Company granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets. Bristol Myers Squibb had additional rights to substitute up to two collaboration targets within three years of the effective date of the BMS Agreement. These rights expired in May 2017. Each collaboration target had a two-year research term and the two additional targets had to be nominated by Bristol Myers Squibb within five years of the effective date of the BMS Agreement. The research term for each collaboration target could be extended in one year increments up to three times.

Pursuant to the BMS Agreement, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $50.0 million and the Company was initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million as follows: (i) up to $25.0 million for additional targets; (ii) up to $114.0 million in development milestone payments per research target program or up to $456.0 million if the maximum of four research targets are selected; (iii) up to $124.0 million in milestone payments for the first commercial sale in various territories for up to three indications per research target program or up to $496.0 million if the maximum of four research targets are selected, and (iv) up to $60.0 million in sales milestones payments per research target program or up to $240.0 million if maximum of four research targets are selected. The Company is entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales. The Company also receives research and development service fees based on a prescribed FTE rate that is capped.

The Company identified the following performance obligations at the inception of the BMS Agreement:

(1)	the exclusive research, development and commercialization license,
(2)	the research and development services and
(3)	the obligation to participate in the joint research committee.

The Company determined that the license, the Company’s research services and expertise related to the development of the product candidates should be combined with the research services and participation in the joint research committee as one combined performance obligation. The Company concluded that, at the inception of the agreement, Bristol Myers Squibb’s options for the third and fourth targets were not material rights and not performance obligations. As such, each option was accounted for as a separate arrangement upon exercise. Additionally, the Company considered whether the services performed for each target should be considered as separate performance obligations and concluded that all targets should be accounted for as one combined performance obligation.

The Company received an upfront payment of $50.0 million from Bristol Myers Squibb in July 2014. In January and December 2016, Bristol Myers Squibb selected the third and fourth targets, respectively, and paid the Company $10.0 million and $15.0 million, respectively, pursuant to the terms of the BMS Agreement. In December 2016, Bristol Myers Squibb selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to the Company. In November 2017, the Company recognized a $10.0 million milestone payment from Bristol Myers Squibb upon approval of the investigational new drug application for the CTLA-4-directed Probody therapeutic.

On March 17, 2017, the Company and Bristol Myers Squibb entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “BMS Amendment”). The BMS Amendment grants Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets. The effective date of the BMS Amendment was April 25, 2017 (“Amendment Effective Date”). Under the terms of the BMS Amendment, the Company continues to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb under the terms of the BMS Amendment.

Pursuant to the BMS Amendment, the financial consideration from Bristol Myers Squibb is comprised of an upfront payment of $200.0 million and the Company is eligible to receive up to an aggregate of $3,586.0 million as follows:

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

The Company is also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. The BMS Amendment does not change the term of the Bristol Myers Squibb’s royalty obligation under the BMS Agreement. Bristol Myers Squibb’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price is $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price upon the adoption of ASC 606 on January 1, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to Bristol Myers Squibb. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

During the first quarter of 2019, Bristol Myers Squibb terminated pre-clinical activities on three of the first four collaboration targets selected under the original 2014 BMS Agreement.  The first and second targets under the BMS Agreement were combined into a single performance obligation. The Company determined that termination of pre-clinical activities on the second target does not impact the Company’s continuing obligation to Bristol Myers Squibb for the first target, CTLA-4, as it is still being actively developed by Bristol Myers Squibb.  Therefore, the Company concluded that it will continue to amortize the related deferred revenue over the original performance period. The Company has determined that upon the termination of pre-clinical activities on the third and the fourth collaboration targets selected by Bristol Myers Squibb in January and December of 2016, respectively, under the BMS Agreement, it has no further obligations and is no longer eligible to receive any further proceeds from milestones, royalties or research and development fees for such targets.  As a result, the Company accelerated recognition of all of the related deferred revenue of the third and the fourth targets upon the effective date of termination and recognized $17.4 million in the first quarter of 2019.  Research work under the BMS Amendment executed in March 2017 continues.

In February 2020, Bristol Myers Squibb dosed the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program, which triggered a $10.0 million milestone payment to the Company pursuant to the terms of the BMS Agreement.  The $10.0 million milestone payment was recognized as revenue in the first quarter of 2020.  The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price on March 31, 2020.

Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of March 31, 2020, the Company recorded a liability of $0.8 million, representing 7.5% of the $10.0 million milestone payment earned in February 2020, as sublicense fee payable to UCSB.

The Company recognized revenue of $17.4 million and $25.5 million for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020 and December 31, 2019, deferred revenue relating to the BMS Agreement was $150.6 million and $158.0 million, respectively. The amount due from Bristol Myers Squibb under the BMS Agreement was $10.0 million and $13,000 as of March 31, 2020 and December 31, 2019, respectively.

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

In February 2017, ImmunoGen exercised its first option to obtain a development and commercialization license for one of the two targets. Substitution rights for this first target selection program terminated in February 2017 and ImmunoGen discontinued the program in July 2017. The Company recognized the remaining deferred revenue related to the discontinued program upon the termination of the program. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target in December 2017.  In December 2019, the parties entered into a license agreement (the “ImmunoGen 2019 License”) pursuant to which the ImmunoGen 2017 License was terminated and ImmunoGen granted a license for all of ImmunoGen’s rights under the ImmunoGen 2017 License to the Company. See Note 7. License Agreements, for more information.

Under the terms of the ImmunoGen Research Agreement, both the Company and ImmunoGen performed research activities on behalf of the other party for no monetary consideration through January 2018.  In December 2017, the Company entered into the ImmunoGen 2017 License arrangement and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018.  The estimated fair value of the consideration of $13.2 million for the performance obligation to ImmunoGen was recognized as revenue over the research period that ended on June 30, 2018.  No further research services were provided by the Company after June 20, 2018 under the ImmunoGen 2017 License arrangement.

In February 2020, the Company initiated the first dosing of a patient in the CX-2009 Phase 2 clinical trial and triggered a $3.0 million milestone payment to ImmunoGen pursuant to the CX-2009 License which continued to remain in effect following the termination of the ImmunoGen 2017 License in December 2019.  The Company recorded a $3.0 million charge to research and development expense for the three months ended March 31, 2020, in connection with this milestone payment to ImmunoGen.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the three months ended March 31, 2020:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$230,239	$120,000	$(39,584)	$310,655

There were $120.0 million additions to deferred revenue during the first quarter of 2020.  Of such amount, $40.0 million was related to the milestone payment triggered by AbbVie’s CD71 dose escalation success criteria which was achieved in March 2020, and $80.0 million addition was related to the upfront fee payable under the Astellas Agreement entered into in March 2020.  Deductions of $39.6 million related to revenue recognized included in the contract liability balance at the beginning of the period plus the revenue recognized related to the $120.0 million additions during the three months ended March 31, 2020.

The Company expects that the $310.7 million of deferred revenue related to the following contracts as of March 31, 2020 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•

The $30.9 million of deferred revenue related to the CD71 Agreement with AbbVie as of March 31, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately March 2022.

•

The $2.2 million of deferred revenue related to the first target under the Discovery Agreement with AbbVie as of March 31, 2020 is expected to be recognized ratably until approximately April 2021.  The $8.5 million of deferred revenue related to the second target under the Discovery Agreement as of March 31, 2020 is expected to be recognized ratably until approximately June 2024.

•

The $36.1 million of deferred revenue related to the Amgen EGFR Products as of March 31, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately September 2025.

•	The $2.8 million of deferred revenue related to the Amgen Other Products as of March 31, 2020 is expected to be recognized ratably until approximately September 2023.
•	The $79.6 million of deferred revenue related to the Astellas Agreement as of March 31, 2020 is expected to be recognized ratably until approximately March 2025.
•	The $150.6 million of deferred revenue related to the BMS Agreement as of March 31, 2020 is expected to be recognized ratably until approximately April 2025.

7. License Agreements

UCSB

The Company has an exclusive, worldwide license agreement with UCSB (the “UCSB Agreement”), relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering Probody antibodies and other pro-proteins.

Pursuant to the UCSB Agreement, the Company is obligated to (i) make royalty payments to UCSB on net sales of its products covered under the agreement, subject to annual minimum amounts, (ii) make milestone payments to UCSB upon the occurrence of certain events, (iii) make a milestone payment to UCSB upon occurrence of an IPO or change of control, and (iv) reimburse UCSB for prosecution and maintenance of the licensed patents. If the Company sublicenses its rights under the UCSB Agreement, it is obligated to pay UCSB a percentage of the total sublicense revenue received, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company and other permitted deductions. As part of the UCSB Agreement, the Company has annual minimum royalty obligations of $0.2 million under the terms of certain exclusive licensed patent rights.  The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice.

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

During the three months ended March 31, 2020, the Company incurred sublicense expenses of $9.1 million and during the three months ended March 31, 2019, the Company incurred no material sublicense fee under the provisions of the UCSB Agreement.  As of March 31, 2020 and December 31, 2019, the Company recorded a liability of $8.2 million and $0.2 million, representing sublicense fee payable to UCSB, respectively.

ImmunoGen

In December 2019, the Company entered into the ImmunoGen 2019 License with ImmunoGen to obtain an exclusive license with respect to epithelial cell adhesion molecule (“EpCAM”).  Under the ImmunoGen 2019 License, ImmunoGen agreed to transfer its know-how, patents, intellectual property rights, and technology transfer materials and information related to its EpCAM program and the ImmunoGen 2017 license from the Company to ImmunoGen was terminated.  The ImmunoGen 2019 License gives the Company the exclusive right to develop, manufacture, use and commercialize any licensed product that incorporates, is comprised of, or otherwise derived from a Probody drug conjugate that targets EpCAM in any human therapeutic field on a worldwide basis. In exchange, the Company agreed to make non-refundable and non-creditable payments including an upfront license payment of $7.5 million and certain clinical development, approval and commercialization milestone payments, if achieved and royalties on product sales.  The upfront license fee of $7.5 million was recorded as research and development expense in December 2019 and was paid in January 2020.

8. Common Stock

In February 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of the Company’s common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time upon the Company’s request, through an at the market offering under which Jefferies will act as sales agent.  Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement.  There were no shares sold during the first quarter of 2020.

9. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the three months ended March 31, 2020 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2019	9,936,168	$12.26
Options granted	2,803,644	6.85
Options exercised	(395,528)	5.45
Option forfeited/expired	(436,962)	12.97
Balances at March 31, 2020	11,907,322	$11.19
Options exercisable at March 31, 2020	6,057,239	$11.14

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Stock-based compensation expense:
Research and development	$1,919	$2,642
General and administrative	2,094	2,550
Total stock-based compensation expense	$4,013	$5,192

10. Leases

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

The Lease provided for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months was approximately $4.3 million, which will increase on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company utilized the full amount of the one-time improvement allowance of $12.6 million, of which $2.3 million is recoverable by the landlord through an increased rent which continues through the expiration of the initial lease term.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at March 31, 2020 and December 31, 2019, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense for both the three months ended March 31, 2020 and 2019 was $1.3 million.

Supplemental information related to leases are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,239	$1,205

	March 31, 2020	December 31, 2019
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$24,682	$25,382
Current operating lease liabilities	2,903	2,810
Non-current operating lease liabilities	24,105	24,871
Total operating lease liabilities	$27,008	$27,681

Weighted-average remaining lease term (in years)
Operating lease	6.59	6.85
Weighted-average discount rate
Operating lease	8.25%	8.25%

		March 31, 2020
		(in thousands)
Maturity of operating lease liabilities
2020		$3,751
2021		5,129
2022		5,273
2023		5,420
2024 and beyond		15,689
Total lease payments		35,262
Less imputed interest		(8,254)
Present value of lease liabilities		$27,008

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  The Company’s response to the complaint is due on May 26, 2020.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself and has not recorded any amount for claims associated with this lawsuit as of March 31, 2020.

12. Income Taxes

The Company recorded an income tax benefit of $13.9 million and $6,000 during the three months ended March 31, 2020 and 2019, respectively.

The Company records the effect of an enacted change in a tax law in the period that includes the enactment date in accordance with ASC 740.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property.

The income tax benefit during the three months ended March 31, 2020 was generated as a result of the recognition of net operating loss carryback under the CARES Act which generated a refund of income taxes paid for 2018. The income tax benefit for the three months ended March 31, 2019 was as a result of an unrealized gain on the available for sale securities recorded in other comprehensive income during the period.  The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of March 31, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Forms 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2020.  This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are developing a novel class of investigational antibody therapeutics, based on our Probody® technology platform, for the treatment of cancer. Our innovative technology is designed to turn previously undruggable targets into druggable targets and to enable more effective combination therapies.  Our clinical stage pipeline includes first-in-class product candidates against previously undruggable targets, including a CD166-targeting Probody drug conjugate wholly owned by CytomX (CX-2009) and a CD71-targeting Probody drug conjugate partnered with AbbVie (CX-2029). CD166 and CD71 are among cancer targets that are considered to be inaccessible to conventional antibody drug conjugates due to their presence on many healthy tissues. Our clinical stage pipeline also includes cancer immunotherapeutic candidates against validated targets such as the CTLA-4-targeting Probody therapeutics, and BMS-986249 and BMS-986288, partnered with Bristol Myers Squibb.  We, in partnership with Amgen, have also recently advanced CX-904, a lead T-cell engaging bispecific Probody candidate against Epidermal Growth Factor Receptor (EGFR) and CD3, into IND-enabling studies. We are responsible for the IND filing, targeted for late 2021, and for early clinical development. We have strategic drug discovery and development collaborations with AbbVie, Amgen, Astellas and Bristol Myers Squibb.  Our Probody therapeutic approach is designed to enable “conditional activation” of antibody-based drugs within cancer tissue to more specifically target the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We achieve conditional activation of antibodies by modifying them with a mask which is designed to block the binding of the antibody to its target until the mask is removed. Mask removal is designed to occur in cancer tissue when proteases, enzymes that have higher activity in cancer than in normal tissue, selectively cleave the mask from the antibody, potentially resulting in enrichment of antibody activity in the tumor compared to normal tissue.  We believe this approach has the potential to develop clinically meaningful therapeutics and improve patient outcomes in three ways: 1) by enhancing the “therapeutic window” for drug candidates, that is, the balance between their tolerability and activity, 2) by pursuing tumor targets that were previously considered ‘undruggable’ due to their expression on normal tissues, and 3) by pursuing novel combination therapies that have been poorly tolerated without using our Probody platform.  We are leveraging our Probody platform to develop a robust product pipeline of potential best-in-class immunotherapies against clinically validated targets and potential first-in-class therapeutics against novel, difficult-to-drug targets.

In December 2019, a strain of novel coronavirus-caused disease (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and countries in Europe and Asia, have imposed unprecedented restrictions on travel, business operations and public gatherings, and there have been business closures and limitations on business operations, which have resulted in a substantial reduction in economic activity.

In assessing the evolving COVID-19 pandemic and related governmental restrictions, the emerging challenges for clinical trial execution within our studies and across the industry, and the need of healthcare providers and settings to prioritize resources for management of the pandemic, we have made the decision to temporarily pause new patient enrollment and new site activation in the PROCLAIM-CX-2009-001 study evaluating the CD166-targeting Probody drug conjugate CX-2009. This study includes the Phase 2 expansion study evaluating CX-2009 as monotherapy in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer. We continue to closely monitor emerging health authority guidance and IRB/ethics committee recommendations and intend to resume the CX-2009 clinical program as soon as practicable.

We have also made the strategic decision to terminate the PROCLAIM-CX-072-002 study evaluating the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma. This decision follows a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, along with impact of the COVID-19 pandemic. This decision allows for resources to be redirected towards our potential first-in-class assets, including a combination of CX-072 and CX-2009, and to the generation of additional clinical candidates for advancement to IND filing and clinical trials.

The COVID-19 outbreak and any preventative or protective actions that we or our collaboration partners may take in respect of this virus may result in a period of further disruption for our clinical trials, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Although our operations have been modified, they are continuing at a reduced operational rate.  Currently, it is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to its prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely, and intend to follow all relevant health and safety guidelines as they evolve.

We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008.  Our net income was $12.2 million and net loss was $14.1 million for the three months ended March 31, 2020 and 2019, respectively. The net income for the three months ended March 31, 2020 was a result of an income tax benefit generated as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which was enacted on March 27, 2020 in response to the COVID-19 pandemic, which allows us to carryback net operating losses to generate a refund of income taxes paid for 2018.   As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $405.0 million and $ 417.2 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent.  Pursuant to the Sales Agreement, Jefferies, as sales agent, will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement.  There were no shares sold during the first quarter of 2020.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method or a common measure of progress for the entire performance obligation. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, is also recognized over the performance period based on a similar method. Reimbursements from Astellas and Bristol Myers Squibb for research and development costs when incurred under our research, collaboration and license agreements with them are classified as revenue.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration agreements with AbbVie, Amgen, Astellas, Bristol Myers Squibb and any other collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates.  Examples include our Phase 2 clinical trial for CX-2009, the continuation of our ongoing Phase 1/2 clinical trials evaluating CX-072, CX-2009 and CX-2029 and potential future clinical trials for CX-2029 and for CX-2009 in combination with CX-072.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of income (expense) resulting from changes to currency exchange rates.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property.  We record the effect of an enacted change in a tax law in the period that includes the enactment date in accordance with ASC 740.

Results of Operations

For the Three Months Ended March 31, 2020 and 2019

Revenues

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Total revenues	$49,593	$29,485	$20,108

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
AbbVie	$30,096	$2,948	$27,148
Amgen	1,695	1,035	660
Astellas	387	—	387
Bristol Myers Squibb	17,415	25,502	(8,087)
Total Revenue	$49,593	$29,485	$20,108

The increase in revenue of $20.1 million for the three months ended March 31, 2020 compared to the corresponding period of 2019 was primarily due to:

•

an increase in revenue of $27.1 million from AbbVie primarily due to the $40.0 million milestone payment earned in the three months ended March 31, 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”), of which $26.6 million was recognized in the three months ended March 31, 2020 reflecting the percentage completed to-date of the project;

•

an increase in revenue from Amgen of $0.7 million primarily due to a higher percentage of completion progress in the first quarter of 2020, which resulted from increased full-time employee (“FTE”) hours incurred for programs under the Collaboration and License Agreement with Amgen (the “Amgen Agreement”);

•

an increase in revenue from Astellas of $0.4 million due to recognition of the $80.0 million upfront payment over the estimated research service period of five years under the Collaboration and License Agreement with Astellas (the “Astellas Agreement”) entered into in March 2020; and

•

a decrease in revenue from Bristol Myers Squibb of $8.1 million primarily due to the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the Collaboration and License Agreement with Bristol Myers Squibb (the “BMS Agreement”) in the first quarter of 2019; partially offset by the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Research and development expenses	$42,814	$36,376	$6,438

Research and development expenses increased by $6.4 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was attributable to the following:

•

an increase of $12.2 million in licensing expenses, consisting of $9.1 million to UCSB, which included $0.8 million for an annual maintenance fee payable to UCSB and a total of $8.3 million in sublicense fees incurred on payments to us from various collaboration partners upon the achievements of certain milestones as well as the upfront payment from Astellas pursuant to the Astellas Agreement; and $3.0 million to ImmunoGen pursuant to the CX-2009 License as we initiated the first dosing of a patient in the CX-2009 Phase 2 clinical trial;

•	an increase of $0.6 million in personnel-related expenses due to an increase in headcount;

The above increases were offset by the following:

•	a decrease of $5.0 million due to a $5.0 million charge in the first quarter of 2019 for an acquired technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies;
•	a decrease of $1.0 million in laboratory contracts and services expenses due to reduction and timing of manufacturing activities; and
•	a decrease of $0.4 million in consulting expenses as a result of reduced consulting activities.

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
External costs incurred by product candidate (target):
CX-072 (PD-L1)	$7,562	$4,786	$2,776
CX-2009 (CD166)	6,339	5,443	896
CX-2029 (CD71)	3,066	3,099	(33)
Other wholly owned and partnered programs	9,048	2,479	6,569
General research and development expenses	3,672	8,122	(4,450)
	29,687	23,929	5,758
Internal Costs	13,127	12,447	680
Total research and development expenses	$42,814	$36,376	$6,438

The increase in CX-072 and CX-2009 costs for the three months ended March 31, 2020 compared to the corresponding period of 2019 was due primarily to increases in related laboratory contracts and services and clinical trial expenses related to Phase 1/2 clinical development as well as the $3.0 million licensing payment to ImmunoGen for achieving the milestone of the first dosing of a patient in the CX-2009 Phase 2 clinical trial.  The increase in “Other wholly owned and partnered programs” for the three months ended 2020 compared to the corresponding period of 2019 was primarily due to a $6.0 million sublicense fee expense to UCSB related to the $80.0 million upfront payment under the Astellas Agreement.  The decrease in general research and development expenses for the three months ended March 31, 2020 was primarily due to a $5.0 million charge for an acquired technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the prior year period. The increase in internal costs for the current period was primarily due to increase in personnel-related expenses.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
General and administrative expenses	$9,572	$9,674	$(102)

General and administrative expense decreased by $0.1 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease was primarily attributable to a decrease of $0.8 million in personnel-related expense due to a decrease in headcount, which amount was partially offset by an increase of $0.6 million in consulting and professional services expenses primarily due to an increase in legal services, including patent maintenance and filing activities.

Interest Income and Other Income (Expense)

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest income	$1,075	$2,496	$(1,421)
Other income (expense)	12	(61)	73
Total Interest income and other income (expense)	$1,087	$2,435	$(1,348)

Interest Income

Interest income decreased $1.4 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease was primarily attributable to a decrease in interest earned on our short-term investments due to an overall decrease in our average cash, cash equivalents and short-term investments position in 2020.

Other Income (Expense)

Other income increased $0.1 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to a decrease in foreign currency losses resulting from the strengthening of the U.S. dollar against the Euro and British Pound Sterling.

Benefit from Income Taxes

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Benefit from income taxes	$(13,911)	$(6)	$(13,905)

Income tax benefit increased by $13.9 million during the three months ended March 31, 2020, compared to the corresponding period in 2019.  The income tax benefit of $13.9 million for the three months ended March 31, 2020, was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a tax refund of taxes paid for 2018. The income tax benefit of $6,000 for the three months ended March 31, 2019, resulted from an unrealized-gain on the available for sale securities recorded in other comprehensive income during the period.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $247.9 million and an accumulated deficit of $405.0 million, compared to cash, cash equivalents and short-term investments of $296.1 million and an accumulated deficit of $417.2 million as of December 31, 2019. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for a period of at least twelve months from the date the financial statements included in this report are issued. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including CX-072, CX-2009 and CX-2029 are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future.  There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(49,737)	$(39,029)
Net cash provided by (used in) investing activities	2,441	(18,606)
Net cash provided by financing activities	2,157	465
Net decrease in cash, cash equivalents and restricted cash	$(45,139)	$(57,170)

Cash Flows from Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $49.7 million, which consisted of a net income of $12.2 million, adjusted by non-cash charges of $4.5 million and a net decrease of $66.4 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $4.0 million in stock-based compensation and $0.6 million in depreciation and amortization, which amounts were partially offset by $0.1 million in accretion of discounts on our short-term investments.

The change in our net operating assets and liabilities was primarily due to:

•

a decrease in cashflow of $130.0 million from accounts receivable related to the $80.0 million upfront payment due from Astellas pursuant to the Astellas Agreement, the $40.0 million milestone payment due from AbbVie for satisfying the CD71 dose escalation success criteria milestone under the CD71 Agreement and the $10.0 million milestone payment due from Bristol Myers Squibb for achieving the first patient dosing in Phase 2 clinical study for the CTLA-4 program under the BMS Agreement;

•

a decrease of $14.9 million in cash flows from prepaid expenses and other current assets, which included $13.1 million income tax receivable resulted from a carryback of net operating loss incurred in 2019 to the preceding years as permitted by the CARES Act;

•	a decrease of $2.6 million in accrued liabilities;
•

a net increase of $80.4 million in deferred revenue resulting primarily from the $80.0 million upfront payment due from Astellas as well as the $40.0 million milestone payment due from AbbVie, partially offset by the $26.6 million revenue recognized related to such milestone payment, which reflected the percentage completed to-date on the project, as well as the continued recognition of deferred revenue from existing and new customers; and

•	an increase of $0.7 million in cash flows from other assets and accounts payable.

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

The change in our net operating assets and liabilities was primarily due to:

•

a net decrease of $29.5 million in deferred revenue resulting primarily from the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the BMS Agreement and recognition of upfront fees and milestone payments under ASC606 pursuant to our collaborative agreements;

•	a decrease of $6.6 million in accrued liabilities;
•	an increase in cash flows of $5.2 million from accounts payable due to the timing of certain payments and $0.8 million from prepaid expenses and other current assets.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, cash provided by investing activities was $2.4 million, which consisted of $48.2 million in proceeds received upon the maturity of marketable securities, partially offset by $44.7 million used in the purchase of short-term investments and $1.1 million of capital expenditures used to purchase property and equipment.

During the three months ended March 31, 2019, cash used in investing activities was $18.6 million, which consisted of $62.3 million used in the purchase of short-term investments and $1.8 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $45.5 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the three months ended March 31, 2020 and 2019, cash provided by financing activities consisted of proceeds from the exercise of stock options.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $247.9 million as of March 31, 2020 and cash, cash equivalents and short-term investments of $296.1 million as of December 31, 2019, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of March 31, 2020, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  Our answer to the complaint is due on May 26, 2020.  We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

Risks Related to Our Business

The COVID-19 pandemic or any future pandemic could adversely impact our business, including our research, clinical trials, and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites, including for CX-2009. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for CX-2009, CX-2029 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

•	delays or difficulties in enrolling patients in our clinical trials or the clinical trials of our partners;
•

delays or difficulties in clinical site initiation for CX-2009, CX-2029 or any other clinical trials we or our partners decide to initiate, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our or our partners’ clinical trial sites and hospital staff supporting the conduct of our or our partners’ clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•	difficulty in interpreting clinical data due to patients being infected by COVID-19;
•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials or the clinical trials of our partners, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our or our partners’ planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our or our partners’ clinical trials;
•

interruption in manufacturing or global shipping that may affect the timely delivery or transport of research materials or clinical trial materials, such as investigational drug product used in our or our partners’ clinical trials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us or our partners to change the ways in which clinical trials are conducted, which may result in unexpected costs, or cause us or our partners to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of CX-2009 as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of CX-072 after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

Furthermore, the COVID-19 pandemic and government limitations on activities may impact our ability to conduct research, including limiting our ability to obtain research materials and equipment, limiting access to our laboratories to conduct research, limiting the ability or willingness of employees to work at our facilities and limiting our ability to complete research and experiments in a timely basis or at all.  The COVID-19 pandemic and government limitations could impact our ability to conduct business generally, including making timely payments, filing timely governmental and other business reports and filings, and otherwise comply with our obligations.

Any of the potential business, research and clinical impacts arising as a result of the COVID-19 pandemic could cause us to default on our obligations to our collaborative partners, including our specific research and development obligations, potentially resulting in termination of one or more collaborations, and could materially and adversely affect our business, financial condition, results of operation and prospects.

In addition, the spread of COVID-19 coronavirus may negatively impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business, including our clinical trials, research and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales.  We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $405.0 million and $417.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we begin to enroll patients in our temporarily paused Phase 2 clinical trial of CX-2009, our PDC candidate directed against CD166 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer, as we continue our other ongoing or planned clinical trials of CX-072, our candidate directed against PD-L1, CX-2009, and CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie Inc., and as we advance into later trials and new trials for other programs, including a Phase 2 clinical trial of CX-2029 and a Phase 1 clinical trial of CX-2009 in combination with CX-072. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2020, we had $247.9 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we begin to enroll patients in our temporarily paused Phase 2 clinical trial of CX-2009 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer, as we continue our other ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we advance into later trials and new trials for other programs, including a Phase 2 clinical trial for CX-2029 and a clinical trial of CX-2009 in combination with CX-072 Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

The timing and amount of our operating expenditures will depend largely on:

•	the scope, timing and progress of our ongoing clinical trials as well as any other preclinical and clinical development activities which may be affected by, among other things, the COVID-19 pandemic
•	the number, size and type of clinical trials and preclinical studies that we may be required to complete for our product candidates, as well as the cost and time of such studies and trials;
•	the number, scope and prioritization of preclinical and clinical programs we decide to pursue;
•	the time and cost necessary to produce clinical supplies of our product candidates;
•	the time and cost necessary to scale our manufacturing capabilities following regulatory approval and commercial launch of any product candidates.
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent and other intellectual property claims, including our ongoing litigation;
•	the cost of any future litigation to which we may become a party;
•	the cost and timing of regulatory approvals; and
•

our efforts to enhance operational systems and hire additional personnel, including personnel to support development and commercialization of our product candidates and satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements, including, most recently, the Collaboration and License Agreement that we entered into with Astellas in March 2020. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the COVID-19 pandemic. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development have a high risk of failure. In 2019, we initiated a Phase 2 clinical trial of CX-2009 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer, and we continued our Phase 1/2 clinical trials of CX-072 and CX-2009, which we initiated in 2017. We also initiated our Phase 1/2 clinical trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie, for the treatment of cancer in June 2018.  Each of these clinical trials is ongoing.  In addition, in 2019 Bristol Myers Squibb initiated enrollment in a randomized Phase 2 cohort expansion in its ongoing Phase 1/2 clinical trial for BMS-986249, an anti-CTLA-4 Probody and initiated a Phase 1/2 trial for BMS-986288, a second anti-CTLA-4 Probody.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, CX-2029, BMS-986249 and BMS-986288 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

Further, we or our collaborators may also experience delays in completing ongoing clinical trials, completing preclinical studies or initiating further clinical trials of our product candidates, including, for example, among other things, as a result of the COVID-19 pandemic. We do not know whether our or our collaborators’ ongoing clinical trials or preclinical studies will be completed on schedule or at all, or whether planned clinical trials or preclinical studies will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. We or our collaborators may have insufficient internal resources to complete ongoing clinical trials or initiate clinical trials for our other product candidates. The development programs for our product candidates may also be delayed for a variety of reasons, including delays related to:

•	recruiting suitable patients to participate in a clinical trial, particularly in light of the COVID-19 pandemic;

•	developing and validating any companion diagnostic to be used in a clinical trial;
•	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
•	obtaining regulatory clearance to commence a clinical trial;
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

We are very early in our development efforts, with only three product candidates, CX-072, CX-2009 and CX-2029, currently in early stage clinical development.  In addition, Bristol Myers Squibb is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a randomized cohort expansion trial of a Phase 1/2 clinical trial that it initiated in January 2018 and BMS-986288, a second anti-CTLA-4 Probody, in a Phase 1/2 trial it initiated in 2019. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

For example, in March 2020, we made the strategic decision to terminate our Phase 2 clinical trial evaluating CX-072 in combination ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we have reported preliminary data from our ongoing clinical trials of CX-072 and CX-2009 at various meetings and at our CytomX 2019 R&D Day.  We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, as a result of the COVID-19 or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

Administration of CX-072 in combination with ipilimumab has been generally well tolerated with the majority of TRAEs as Grade 1/2.  In October 2019, we reported that of the 27 patients treated across all combination doses, Grade 3/4 TRAEs were reported in nine (33%) patients and Grade 3/4 irAEs were reported in six (22%) patients. Of the 20 patients treated with ipilimumab at 3 mg/kg at varying doses of CX-072, Grade 3/4 TRAEs were reported in five (25%) patients and Grade 3/4 irAEs were reported in three (15%) patients.  We cannot provide assurance that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies of our product candidates.

Administration of CX-2009 has also been generally well tolerated with most reported TRAEs being Grade 1/2. In February 2019 we announced that 23/76 (30.3%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders.  We cannot guarantee that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies.

The results of our future clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events.  For example, in October 2019, we announced the initiation of our first Phase 2 clinical trial of CX-072 at a dose level of 10 mg/kg in combination with ipilimumab at a dose level of 3mg/kg.  This dose of ipilimumab in combination with another PD agent, Opdivo® (nivolumab), is often not tolerated by patients.  While we believe our Phase 1 clinical data supports this combination, only further clinical testing will determine whether such a combination is tolerable for patients.  However, in March 2020, we made the strategic decision to terminate the Phase 2 study evaluating CX-072 in combination with ipilimumab. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol Myers Squibb includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks.  In our Phase 2 clinical trial with CX-2009 and CX-2029, we are targeting CD166 and CD71, respectively, targets that are broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71 is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.  Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including:

•	the ongoing COVID-19 pandemic;
•	the size and nature of the target patient population;
•	the eligibility criteria for the clinical trial;
•	the design of the clinical trial;
•	the availability of an appropriate genomic screening test;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of CX-2009 as a result of the COVID-19 pandemic and there can be no assurances that the COVID-19 pandemic will not continue to have a significant impact on our ability to complete our ongoing clinical trials and enroll patients in any planned or future clinical trials.

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. For example, in our Phase 1/2 clinical trial of CX-072, which is directed against PD-L1, we were only permitted to enroll patients with cancer types for which there are no PD inhibitors available for sale.  As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with hundreds of clinical trials exploring the use of PD-1 and PD-L1 agents, there was no assurance that patients would choose to enroll in our clinical trial. While that trial is fully enrolled, there can be no assurance that further trials with CX-072 or our other drug candidates will not be adversely affected by a limited patient population.  Our clinical trials of CX-2009 and CX-2029 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. Our  clinical trials of CX-2009 and CX-2029 are also competing with hundreds of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including Bristol Myers Squibb’s ongoing Phase 2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probody therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue.  In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probody therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probody therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time.  Many specific elements of Probody therapeutic function may contribute to their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually masked antibody, the removal of both masks from the dually masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target.  We have no direct structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as ADA, that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions.  For example, we reported in February 2019 that in our CX-072 trial at the 10 mg/kg dose, the anti-drug antibody (“ADA”) rate was approximately 62%.  We do not believe the ADA rate is impacting our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events.  Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including CX-072, BMS-986249 and BMS-986288) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Pfizer and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013.  Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor Probody Drug Conjugate. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration and in December 2019, licensed the other program to us, terminating their license agreement from us.  In addition, in January 2019, Bristol Myers Squibb terminated its programs for three targets it had selected under our agreement with them. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses.  If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborator may terminate the relevant agreement.

Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•

collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including, with respect to Bristol Myers Squibb, BMS-986249 and BMS-986288;

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

•

collaborators have significant discretion in designing any clinical trials they operate pursuant to our collaboration agreements, including Bristol Myers Squibb’s ongoing Phase 2 cohort expansion of BMS-986249 and its Phase 1/2 clinical trial of BMS-986288, and may release data from such clinical trials, including with respect to our Probody therapeutics, without consulting us;

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements, including, most recently, the agreement that we entered into with Astellas in March 2020, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights.  Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights.  Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2018, Pfizer terminated our 2013 collaboration agreement with them, and in January 2019, Bristol Myers Squibb terminated its programs for three targets it had selected under our agreement with them.  The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, as a result of ImmunoGen’s decision to out-license the EpCAM program and our licensing of the program from them in 2019, their license for the program from us ended and we will not receive milestone or other payments from them.

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of CX-2009 as a result of the COVID-19 pandemic and the termination of the Phase 2 clinical trial of CX-072 in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

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

Since commencing operations, we have entered into several collaboration agreements, including the agreement that we entered into with Astellas in March 2020. From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

We do not have the ability to independently conduct clinical trials. As such, we currently rely and intend to continue to rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our product candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.  Furthermore, our third-party contractors, including CROs are being and may continue to be impacted in their ability to conduct our work as a result of the COVID-19 pandemic.

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

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe, Australia and South Korea. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA.  For example, such clinical trials must be conducted in accordance with GCPs, and the FDA must able to validate the data through an on-site inspection if deemed necessary. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements; foreign exchange fluctuations; patient monitoring and compliance; compliance with foreign manufacturing, customs, shipment and storage requirements; the severity of the COVID-19 pandemic in such jurisdictions; and cultural differences in medical practice and clinical research.  We are also subject to risks associated with doing business globally, including commercial, political, and financial risks.  In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, pandemics and public health emergencies, such as the COVID-19 pandemic, have disrupted and delayed and could in the future disrupt or delay enrollment in our clinical trials in Europe, South Korea and elsewhere.  Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we have no long-term contracts with and rely on third-party manufacturing and supply partners, most of which are sole source suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies which, in addition to having other issues, could be adversely impacted by the COVID-19 pandemic. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For each of CX-072 CX-2009 and CX-2029, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, in November 2019, one of our contract manufacturers that manufactures CX-072 experienced a production failure. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we have taken sufficient steps to assure our current supply of CX-072 clinical trial drug product for our ongoing clinical trial and planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-072, CX-2009, CX-2029 or any other clinical trial drug candidates on our planned timeline or at all.  We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the CX-2009 program.  We completed transfer of the drug substance manufacturing process from ImmunoGen to a CMO, where we have an existing relationship and which has expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of CX-2009 as a result of such transfer or that we will not experience any other disruption in the manufacture of CX-2009.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-072, CX-2009 and CX-2029, we will need to manufacture them in large quantities. To date we have generally been able to successfully manufacture CX-072, CX-2009 and CX-2029 for our ongoing early stage clinical trials. However, in November 2019, we had a production failure at one of our contract manufacturers that manufactures CX-072 for our ongoing Phase 1 clinical trial and for our Phase 2 clinical trial. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we have taken sufficient steps to assure our current supply of CX-072 clinical trial drug product for our ongoing clinical trial and planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-072, CX-2009, CX-2029 or any other clinical trial drug candidates on our planned timeline or at all.  Furthermore, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for CX-2009, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability and to increase the term of stability for CX-072 drug product and we are scaling up CX-2009 drug product for late stage clinical trials and commercialization.  However, we may have to start late stage trials with our early clinical trial drug product and switch to late stage or commercial drug product mid trial.  In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late stage or commercial material to assure comparability between the earlier trial material and the late stage or commercial material.  Changing formulation and scaling up the process is a complicated and difficult task.  While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are not able to scale up our manufacturing capabilities with respect to CX-072, CX-2009 or any of our other product candidates, increase the life of drug stability of CX-072 or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize CX-072 or such other product candidates in a timely manner or at all.

Additionally, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of CX-2009. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, Massachusetts, which provided clinical manufacturing support for the CX-2009 program. We completed the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale.  While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of CX-2009 in connection with such transfer or that we will not experience any other disruption in the manufacturing of CX-2009. In addition, for CX-2029, the manufacturing of additional clinical quantities could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Additionally, there is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields, and our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies. In addition, these companies compete with us in recruiting scientific and managerial talent.

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains.  The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups.  In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors.  For instance, if any of our lead product candidates, including, CX-2009 and CX-2029 are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development.  The market for immunotherapies like CX-072 is, in particular, highly competitive and the field is changing quickly.  In March 2020, we made the strategic decision to terminate our Phase 2 study evaluating CX-072 in combination ipilimumab. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.   Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Immunomedics, Pfizer, Roche Holding Ltd. and Takeda.  In addition, two mid-sized companies, ImmunoGen and Seattle Genetics, Inc. are also leaders in the development of ADCs and we are aware of numerous small companies with ongoing efforts in this field.  Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our president and chief executive officer, W. Michael Kavanaugh, M.D., our chief scientific officer and Amy C. Peterson, M.D., our chief development officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of CX-072, CX-2009, CX-2029, BMS-986249, BMS-986288 and any of our other product candidates or those of our collaborators. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our information technology and other internal infrastructure systems and those of our CROs and contractors and consultants, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure and may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of data from any current or future clinical trial or data from any preclinical studies involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. These challenges have been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on remote working technology and electronic monitoring of clinical trial sites. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our research or product candidates could be delayed.

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

Our research and development activities involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities in South San Francisco, California that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our South San Francisco facilities comply with the relevant guidelines of South San Francisco, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic has caused us to restrict access to our facility and, although we are continuing to operate on a minimal basis in our facility and through a work-from-home program, it has impacted our ability to conduct business.  The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. For example, in March 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself. However, there can be no assurance that a court might not rule against us in these proceedings. Even if we are successful in defending against such claim, this litigation could divert management’s attention, as well as our resources, from our business and any claims paid out of our cash reserves would harm our financial condition and operating results.

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

Our product candidates that we are currently developing are regulated as therapeutic biologics that are subject to requirements for review and approval of a BLA by the FDA’s Center for Drug Evaluation and Research (“CDER”). Therefore, our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.  For example, at this time it is impossible to predict whether the COVID-19 pandemic will cause regulatory delays in the U.S. or foreign jurisdictions. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for therapeutic biologics or modifications to approved therapeutic biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Healthcare legislative reform measures may have a material and adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, was increased to 70% starting in 2019, off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well.  On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal, or replace the ACA.  We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. These reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Furthermore, certain candidates for the U.S. Presidential race in 2020 have promoted substantial changes to the healthcare system and drug pricing rules.  If some of these changes were implemented, it could have a materially adverse impact on the ability of biotechnology and pharmaceutical companies, like us, to obtain capital to further their research or develop their product candidates make it economically unfeasible for such companies to continue to develop needed new innovative therapies.

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

Product candidates may also be eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree any of our product candidates has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval.  Even if any of our product candidates received approval through this pathway, the product may fail required post-approval confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.

We may seek Orphan Drug Designation for some of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $3.60 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

The stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic, that has been often unrelated to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

In addition, the spread of COVID-19 coronavirus may negatively impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent.  Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 36% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

10.1#	Severance and Change of Control Agreement dated March 23, 2020, by and between CytomX Therapeutics, Inc. and Carlos Campoy.				X

10.2#	Severance and Change of Control Agreement dated February 3, 2020, by and between CytomX Therapeutics, Inc. and Alison Hannah.	10-K	2/27/20	10.32

10.3	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Carlos Campoy dated as of March 9, 2020.				X

10.4††	Collaboration and License Agreement dated as of March 23, 2020, by and between CytomX Therapeutics, Inc. and Astellas Pharma Inc.				X

10.5	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/20	1.1

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

††	Certain confidential portions of this exhibit have been omitted from this exhibit.

#	Indicates management contract or compensatory plan.

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

CytomX Therapeutics, Inc.

Date: May 7, 2020	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 7, 2020	By:	/s/ Carols Campoy
Carlos Campoy
Chief Financial Officer (principal financial officer and principal accounting officer)