Form 10-Q
period 2020-06-30
CytomX Therapeutics, Inc.
filed 2020-08-06
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, the registrant had 46,192,226 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$291,388	$188,425
Short-term investments	55,013	107,720
Accounts receivable	206	13
Income tax receivable	13,061	—
Prepaid expenses and other current assets	6,898	7,177
Total current assets	366,566	303,335
Property and equipment, net	7,461	7,372
Intangible assets, net	1,240	1,312
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	23,967	25,382
Other assets	1,379	2,015
Total assets	$402,479	$341,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,927	$4,158
Accrued liabilities	21,147	30,051
Deferred revenue, current portion	72,711	51,381
Total current liabilities	98,785	85,590
Deferred revenue, net of current portion	221,542	178,858
Operating lease liabilities - long term	23,323	24,871
Other long-term liabilities	—	850
Total liabilities	343,650	290,169
Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; and no shares issued and outstanding at June 30, 2020 and December 31, 2019.	—	—
Common stock, $0.00001 par value; 150,000,000 and 75,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 46,190,070 and 45,523,088 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	479,516	468,285
Accumulated other comprehensive income	16	57
Accumulated deficit	(420,704)	(417,230)
Total stockholders' equity	58,829	51,113
Total liabilities and stockholders' equity	$402,479	$341,282

__________________

(1)	The condensed balance sheet as of December 31, 2019 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$16,608	$9,013	$66,201	$38,498
Operating expenses:
Research and development	24,066	30,835	66,880	67,211
General and administrative	8,680	9,411	18,252	19,085
Total operating expenses	32,746	40,246	85,132	86,296
Loss from operations	(16,138)	(31,233)	(18,931)	(47,798)
Interest income	454	2,361	1,530	4,856
Other income (expense), net	5	(88)	16	(149)
Loss before income taxes	(15,679)	(28,960)	(17,385)	(43,091)
Benefit from income taxes	—	—	(13,911)	(6)
Net loss	$(15,679)	$(28,960)	$(3,474)	$(43,085)
Net loss per share, basic and diluted	$(0.34)	$(0.64)	$(0.08)	$(0.95)
Shares used to compute net loss per share, basic and diluted	46,057,063	45,340,023	45,890,510	45,231,239
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(320)	136	(41)	291
Impact of adoption of new accounting pronouncement	—	—	—	11
Comprehensive loss	$(15,999)	$(28,824)	$(3,515)	$(42,783)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2019	45,523,088	$1	$468,285	$57	$(417,230)	$51,113
Exercise of stock options	395,528	-	2,157	-	-	2,157
Stock-based compensation	-	-	4,013	-	-	4,013
Other comprehensive income	-	-	-	279	-	279
Net income	-	-	-	-	12,205	12,205
Balance at March 31, 2020	45,918,616	$1	$474,455	$336	$(405,025)	$69,767
Exercise of stock options	199,139	-	1,179	-	-	1,179
Issuance of common stock under the ESPP	72,315	-	369	-	-	369
Stock-based compensation	-	-	3,513	-	-	3,513
Other comprehensive loss	-	-	-	(320)	-	(320)
Net loss	-	-	-	-	(15,679)	(15,679)
Balance at June 30, 2020	46,190,070	$1	$479,516	$16	$(420,704)	$58,829

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2018	45,083,209	$1	$445,956	$(93)	$(314,981)	$130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	-	-	-	11	(11)	-
Exercise of stock options	74,443	-	465	-	-	465
Stock-based compensation	-	-	5,192	-	-	5,192
Other comprehensive income	-	-	-	155	-	155
Net loss	-	-	-	-	(14,124)	(14,124)
Balance at March 31, 2019	45,157,652	$1	$451,613	$73	$(329,116)	$122,571
Exercise of stock options	15,124	-	33	-	-	33
Issuance of common stock under the ESPP	81,062	-	665	-	-	665
Issuance of common stock pursuant to license agreement	150,000	-	1,602	-	-	1,602
Stock-based compensation	-	-	5,454	-	-	5,454
Other comprehensive income	-	-	-	136	-	136
Net loss	-	-	-	-	(28,960)	(28,960)
Balance at June 30, 2019	45,403,838	$1	$459,367	$209	$(358,076)	$101,501

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,474)	$(43,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	72	73
Depreciation and amortization	1,187	1,247
Accretion of discounts on investments	(314)	(1,407)
Stock-based compensation expense	7,526	10,646
Issuance of stock in connection with UCSB sublicense fee	—	1,602
Changes in operating assets and liabilities
Accounts receivable	(193)	(9,907)
Prepaid expenses and other current assets	(12,782)	1,720
Other assets	636	—
Accounts payable	579	3
Accrued liabilities, income tax payable and other long-term liabilities	(9,887)	(20,104)
Deferred revenue	64,014	(28,470)
Net cash provided by (used in) operating activities	47,364	(87,682)
Cash flows from investing activities:
Purchases of property and equipment	(1,086)	(2,166)
Purchases of short-term investments	(44,707)	(101,643)
Maturities of short-term investments	97,687	92,143
Net cash provided by (used in) investing activities	51,894	(11,666)
Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercise of stock options	3,705	1,163
Net cash provided by financing activities	3,705	1,163
Net increase (decrease) in cash, cash equivalents and restricted cash	102,963	(98,185)
Cash, cash equivalents and restricted cash, beginning of period	189,342	248,494
Cash, cash equivalents and restricted cash, end of period	$292,305	$150,309

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$618	$412
Right of use assets obtained in exchange for operating lease obligations	$-	$28,054

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

The condensed balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$291,388	$188,425	$149,392	$247,577
Restricted cash - non-current assets	917	917	917	917
Total	$292,305	$189,342	$150,309	$248,494

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

•

Expected volatility. The expected stock price volatility for the Company’s stock options was derived from the average historical volatilities of the Company’s stock price and the stock price of several comparable publicly traded companies within the biotechnology and pharmaceutical industry. The Company will continue to apply this process until a sufficient amount of historical information on the Company’s own stock price becomes available.  Volatility for ESPP shares is equal to the Company’s historical volatility over the six-month offering period.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield with a maturity equal to the expected term of the stock options in effect at the time of grant.
•	Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plan to pay any dividends on its common stock.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per share is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period.  Diluted net loss per share was the same as basic net loss per share since the effect of the potentially dilutive securities is anti-dilutive.

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options and ESPP to purchase common stock	11,745,760	9,874,549	11,339,658	9,421,221

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$240,210	$—	$—	$—	$240,210
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	54,944	—	69	—	55,013
Total		$296,071	$—	$69	$—	$296,140

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$170,757	$—	$—	$—	$170,757
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	107,610	—	110	—	107,720
Total		$279,284	$—	$110	$—	$279,394

As of June 30, 2020, no securities have contractual maturities of greater than 12 months.

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

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Research and clinical expenses	$11,831	$19,006
Payroll and related expenses	4,984	6,721
Legal and professional expenses	1,202	1,062
Operating lease liabilities - short term	2,998	2,810
Other accrued expenses	132	452
Total	$21,147	$30,051

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
AbbVie	$1,319	$1,382	$31,415	$4,330
Amgen	3,678	222	5,373	1,257
Astellas	4,204	-	4,591	-
Bristol Myers Squibb	7,407	7,409	24,822	32,911
Total Revenue	$16,608	$9,013	$66,201	$38,498

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

Therefore, of the $39.8 million total initial transaction price discussed above, the Company allocated $29.8 million to the CD71 Agreement performance obligation and recognized revenue using a cost-based input measure, the common measure of progress for the performance obligation. In applying the cost-based input method, revenue is recognized based on actual full-time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours for completing its combined performance obligation over the estimated service period.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  During 2019, as a result of ongoing dose escalation in the continued development program, there has been a change in estimates of the research service period as well as an increase in the projected FTE hours-to-completion.  The research service period for the CD71 Agreement performance obligation was extended from April 2021 to March 2022 in 2019. During the second quarter of 2020, the Company further increased the projected FTE hours-to-completion and extended the research service period for the CD71 Agreement performance obligation from March 2022 to September 2022 in response to the reduced rate of operation as impacted by the COVID-19 pandemic.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement was included as part of the transaction price as it was unconstrained during the first quarter of 2020 and $26.6 million was recognized as revenue related to this milestone, which reflected the percentage completed to-date on the project in March 2020. The remaining $13.4 million will be recognized over the remaining research service period through September 2022.

The Company is obligated to make sublicense payments under the license agreement with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), as amended, equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company. As of both June 30, 2020 and December 31, 2019, there was no sublicense fee payable to UCSB.

The Company determined that the remaining potential milestone payments of both agreements are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments have been fully constrained and were not included in the transaction price as of June 30, 2020.

The Company recognized revenue of $1.3 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $31.4 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively, related to the AbbVie Agreements. As of June 30, 2020 and December 31, 2019, deferred revenue related to the CD71 Agreement performance obligation was $30.6 million and $20.0 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $9.7 million and $11.6 million, respectively. As of both June 30, 2020 and December 31, 2019, no amount was due from AbbVie under the AbbVie Agreements.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen.  Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of both June 30, 2020 and December 31, 2019, the Company recorded no sublicense fee payable to UCSB.

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

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations.  The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service period.   At the end of the second quarter of 2019, the Company determined that it will undertake additional testing and assessment of the molecules being evaluated under the EGFR project.  As a result, the estimated FTE hours-to-completion and research service period were increased to eight years.  In the second quarter of 2020, the Company completed the clinical candidate characterization phase and is moving to the IND-enabling phase earlier than planned.  As a result, the estimated FTE hours-to-completion and research service period were decreased from eight to seven years.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $3.7 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively, related to the Amgen Agreement. As of June 30, 2020 and December 31, 2019, deferred revenue related to the EGFR Products performance obligation was $32.6 million and $37.6 million, respectively. As of June 30, 2020 and December 31, 2019, deferred revenue related to the Amgen Other Products performance obligation was $2.6 million and $3.0 million, respectively. As of both June 30, 2020 and December 31, 2019, no amount was due from Amgen under the Amgen Agreement.

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

Pursuant to the Astellas Agreement, the consideration from Astellas is comprised of an upfront fee of $80.0 million and contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.6 billion.  If Astellas exercises its Expansion Option for the two Additional Targets, the Company would be eligible to receive additional upfront and milestone payments aggregating to approximately $0.9 billion.  The Company is also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas is responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company will receive research and development service fees based on a prescribed FTE rate.

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

The initial transaction price of $90.0 million consists of the upfront fee of $80.0 million and research and development service fees of $10.0 million. The Company determined that the potential development and regulatory milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, the potential development and regulatory milestone payments are fully constrained and are not included in the initial transaction price and continued to be fully constrained as of June 30, 2020.  The Company will re-evaluate the transaction price at each reporting date or as uncertain events are resolved or other changes in circumstances occur.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  The Company recorded a liability upon entering into the Astellas Agreement in the first quarter of 2020 of $6.0 million, representing 7.5% of the $80.0 million upfront payment, as a sublicense fee payable to UCSB, which was fully paid as of June 30, 2020.

The Company recognized revenue of $4.2 million and $4.6 million for the three and six months ended June 30, 2020, which also included the research and development service fee of $0.2 million for each of the three and six months ended June 30, 2020.  As of June 30, 2020, deferred revenue relating to the Astellas Agreement was $75.6 million.  The amount due from Astellas under the Astellas Agreement was $0.2 million as of June 30, 2020.

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

Pursuant to the BMS Agreement, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $50.0 million, and the Company was initially entitled to receive contingent payments of up to $25.0 million for additional targets and up to an aggregate of $1,192.0 million for development, regulatory and sales milestones. In addition, the Company is entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales. The Company also receives research and development service fees based on a prescribed FTE rate that is capped.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

On March 17, 2017, the Company and Bristol Myers Squibb entered into Amendment Number 1 to Extend Collaboration and License Agreement (the “BMS Amendment”). The BMS Amendment grants Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to eight additional targets. The effective date of the BMS Amendment was April 25, 2017 (“Amendment Effective Date”). Under the terms of the BMS Amendment, the Company continues to have obligations to Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against any targets they choose to select during the research period under the terms of the BMS Amendment.

Pursuant to the BMS Amendment, the financial consideration from Bristol Myers Squibb is comprised of an upfront payment of $200.0 million and the Company was initially eligible to receive contingent payments for development, regulatory and sales milestones of up to an aggregate of $3,586.0 million for the eight targets.  The Company is also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. The BMS Amendment does not change the term of the Bristol Myers Squibb’s royalty obligation under the BMS Agreement. Bristol Myers Squibb’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price for the BMS Agreement and the BMS Amendment, collectively, was $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price upon the adoption of ASC 606 on January 1, 2018.  The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to Bristol Myers Squibb. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

During the first quarter of 2019, Bristol Myers Squibb terminated pre-clinical activities on three of the first four collaboration targets selected under the original 2014 BMS Agreement.  The first and second targets under the BMS Agreement were combined into a single performance obligation. The Company determined that termination of pre-clinical activities on the second target does not impact the Company’s continuing obligation to Bristol Myers Squibb for the first target, CTLA-4, as it is still being actively developed by Bristol Myers Squibb.  Therefore, the Company concluded that it will continue to amortize the related deferred revenue over the original performance period. The Company has determined that upon the termination of pre-clinical activities on the third and the fourth collaboration targets selected by Bristol Myers Squibb in January and December of 2016, respectively, under the BMS Agreement, it has no further obligations and is no longer eligible to receive any further proceeds from milestones, royalties or research and development fees for such targets.  As a result, the Company accelerated recognition of all of the related deferred revenue of the third and the fourth targets upon the effective date of termination and recognized $17.4 million in the first quarter of 2019.  The Company continues to be obligated to perform research work under the BMS Amendment executed in March 2017.

In February 2020, Bristol Myers Squibb dosed the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program, which triggered a $10.0 million milestone payment to the Company pursuant to the terms of the BMS Agreement.  The $10.0 million milestone payment was recognized as revenue in the first quarter of 2020.  The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price on June 30, 2020.

Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of both June 30, 2020 and December 31, 2019, there was no sublicense fee payable to UCSB.

The Company recognized revenue of $7.4 million for each of the three months ended June 30, 2020 and 2019, respectively and $24.8 million and $32.9 million for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020 and December 31, 2019, deferred revenue relating to the BMS Agreement was $143.2 million and $158.0 million, respectively. The amount due from Bristol Myers Squibb under the BMS Agreement was $0 and $13,000 as of June 30, 2020 and December 31, 2019, respectively.

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

In February 2020, the Company initiated the first dosing of a patient in the CX-2009 Phase 2 clinical trial and triggered a $3.0 million milestone payment to ImmunoGen pursuant to the CX-2009 License which continued to remain in effect following the termination of the ImmunoGen 2017 License in December 2019.  The Company recorded a $3.0 million charge to research and development expense for the six months ended June 30, 2020, in connection with this milestone payment to ImmunoGen.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2020:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$230,239	$120,000	$(55,986)	$294,253

There were $120.0 million additions to deferred revenue during the six months ended June 30, 2020.  Of such amount, $40.0 million was related to the milestone payment triggered by AbbVie’s CD71 dose escalation success criteria which was achieved in March 2020, and $80.0 million addition was related to the upfront fee payable under the Astellas Agreement entered into in March 2020.  Deductions of $56.0 million related to revenue recognized included in the contract liability balance at the beginning of the period plus the revenue recognized related to the $120.0 million additions during the six months ended June 30, 2020.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The Company expects that the $294.3 million of deferred revenue related to the following contracts as of June 30, 2020 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•

The $30.6 million of deferred revenue related to the CD71 Agreement with AbbVie as of June 30, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately September 2022.

•

The $1.7 million of deferred revenue related to the first target under the Discovery Agreement with AbbVie as of June 30, 2020 is expected to be recognized ratably until approximately April 2021.  The $8.0 million of deferred revenue related to the second target under the Discovery Agreement as of June 30, 2020 is expected to be recognized ratably until approximately June 2024.

•

The $32.6 million of deferred revenue related to the Amgen EGFR Products as of June 30, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.

•	The $2.6 million of deferred revenue related to the Amgen Other Products as of June 30, 2020 is expected to be recognized ratably until approximately September 2023.
•	The $75.6 million of deferred revenue related to the Astellas Agreement as of June 30, 2020 is expected to be recognized ratably until approximately March 2025.
•	The $143.2 million of deferred revenue related to the BMS Agreement as of June 30, 2020 is expected to be recognized ratably until approximately April 2025.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

In June 2019, the Company incurred an additional $0.8 million of sublicense fees related to the $10.0 million milestone payment for the second target selected by AbbVie under the Discovery Agreement.

The Company incurred expenses of $0 and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and $9.1 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively, under the provisions of the UCSB Agreement.

As of June 30, 2020 and December 31, 2019, the sublicense fee payable to UCSB was $0 and $0.2 million, respectively.

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

8. Common Stock

In February 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of the Company’s common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time upon the Company’s request, through an at the market offering under which Jefferies will act as sales agent.  Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement.  There were no shares sold during the three and six months ended June 30, 2020.

In June 2020, the Board of Directors and stockholders of the Company approved an increase in the authorized shares of common stock from 75,000,000 to 150,000,000.

9. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the six months ended June 30, 2019 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2019	9,936,168	$12.26
Options granted	3,317,144	7.25
Options exercised	(594,667)	5.61
Option forfeited/expired	(1,026,095)	13.34
Balances at June 30, 2020	11,632,550	$11.08
Options exercisable at June 30, 2020	6,277,291	$11.36

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense:
Research and development	$1,663	$2,651	$3,582	$5,293
General and administrative	1,850	2,803	3,944	5,353
Total stock-based compensation expense	$3,513	$5,454	$7,526	$10,646

10. Leases

Operating Lease

On December 10, 2015, the Company entered into a lease (the “2016 Lease”) with HCP Oyster Point III LLC (the “Landlord”) to -lease approximately 76,000 rentable square feet of office and laboratory space located in South San Francisco, California for the Company’s new corporate headquarters.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at June 30, 2020 and December 31, 2019, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense for both the three months ended June 30, 2020 and 2019 was $1.3 million.  Rent expense for both the six months ended June 30, 2020 and 2019 was $2.5 million.

Supplemental information related to leases are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,239	$1,205	$2,478	$2,410

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

	June 30, 2020	December 31, 2019
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$23,967	$25,382
Current operating lease liabilities	2,998	2,810
Non-current operating lease liabilities	23,323	24,871
Total operating lease liabilities	$26,321	$27,681
Weighted-average remaining lease term (in years)
Operating lease	6.34	6.85
Weighted-average discount rate
Operating lease	8.25%	8.25%

June 30, 2020
(in thousands)
Maturity of operating lease liabilities
2020	$2,512
2021	5,129
2022	5,273
2023	5,420
2024 and beyond	15,689
Total lease payments	34,023
Less imputed interest	(7,702)
Present value of lease liabilities	$26,321

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself and has not recorded any amount for claims associated with this lawsuit as of June 30, 2020.

On May 21, 2020, a putative securities class action lawsuit was commenced in the U.S. District Court for the Northern District of California naming as defendants the Company and three current and former officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the product candidates CX-072 and CX-2009. The plaintiff seeks to represent all persons who purchased or otherwise acquired CytomX securities between May 17, 2018, and May 13, 2020. The plaintiff seeks damages and interest, and an award of costs, including attorneys’ fees.  The Company believes the plaintiff’s claims are without merit and has not recorded any amount for claims associated with this lawsuit as of June 30, 2020.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

12. Income Tax Expense

The Company recorded no income tax expense for the three months ended June 30, 2020 and 2019.  The Company recorded an income tax benefit of $13.9 million and $6,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The income tax benefit for the six months ended June 30, 2020 was generated as a result of the recognition of net operating loss carryback under the CARES Act which generated a refund of income taxes paid for 2018. The income tax benefit for the six months ended June 30, 2019 was as a result of an unrealized gain on the available for sale securities recorded in other comprehensive income during the period.  The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of June 30, 2020.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are developing a novel class of investigational antibody therapeutics, based on our Probody® technology platform, for the treatment of cancer. Our innovative technology is designed to turn previously undruggable targets into druggable targets and to enable more effective combination therapies.  We have strategic drug discovery and development collaborations with AbbVie, Amgen, Astellas and Bristol Myers Squibb. Our clinical stage pipeline includes first-in-class product candidates against previously undruggable targets, including a CD166-targeting Probody drug conjugate wholly owned by CytomX (CX-2009), currently in a Phase 2 trial, and a CD71-targeting Probody drug conjugate partnered with AbbVie (CX-2029), currently in a Phase 1/2 trial. CD166 and CD71 are among cancer targets that are considered to be inaccessible to conventional antibody drug conjugates due to their presence on many healthy tissues. Our clinical stage pipeline also includes cancer immunotherapeutic candidates against validated targets such as the CTLA-4-targeting Probody therapeutics, including BMS-986249, currently in a Phase1/2 trial, and BMS-986288, a second anti-CTLA-4 Probody in a Phase 1/2a trial, both partnered with Bristol Myers Squibb.  We, in partnership with Amgen, have also recently advanced CX-904, a lead T-cell engaging bispecific Probody candidate against Epidermal Growth Factor Receptor (EGFR) and CD3, into IND-enabling studies. We are responsible for the IND filing, targeted for late 2021, and for early clinical development. Our Probody therapeutic approach is designed to enable “conditional activation” of antibody-based drugs within cancer tissue to more specifically target the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We achieve conditional activation of antibodies by modifying them with a mask which is designed to block the binding of the antibody to its target until the mask is removed. Mask removal is designed to occur in cancer tissue when proteases, enzymes that have higher activity in cancer than in normal tissue, selectively cleave the mask from the antibody, potentially resulting in enrichment of antibody activity in the tumor compared to normal tissue.  We believe this approach has the potential to develop clinically meaningful therapeutics and improve patient outcomes in three ways: 1) by enhancing the “therapeutic window” for drug candidates, that is, the balance between their tolerability and activity, 2) by pursuing tumor targets that were previously considered ‘undruggable’ due to their expression on normal tissues, and 3) by pursuing novel combination therapies that have been poorly tolerated without using our Probody platform.  We are leveraging our Probody platform to develop a robust product pipeline of potential best-in-class immunotherapies against clinically validated targets and potential first-in-class therapeutics against novel, difficult-to-drug targets.

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

In March 2020, in assessing the evolving COVID-19 pandemic and related governmental restrictions, the emerging challenges for clinical trial execution within our studies and across the industry, and the need of healthcare providers and settings to prioritize resources for management of the pandemic, we made the decision to temporarily pause new patient enrollment and new site activation in the PROCLAIM-CX-2009-001 study evaluating the CD166-targeting Probody drug conjugate CX-2009. This study includes the Phase 2 expansion study evaluating CX-2009 as monotherapy in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer. Since then, we have revised our strategy for developing CX-2009.  In the intervening period this study has been revised to further focus on the patient enrollment criteria and is expected to be re-initiated during the second half of 2020. The revised study will continue to evaluate CX-2009 monotherapy at 7mg/kg administered every three weeks and enroll at least 40 patients.  We also expect to initiate a Phase 2 expansion study during the second half of 2020 evaluating CX-2009 as monotherapy and in combination with CX-072, the Company’s anti-PD-L1 Probody therapeutic candidate, in patients with triple negative breast cancer.

We also made the strategic decision to terminate the PROCLAIM-CX-072-002 study evaluating the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma. This decision follows a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, along with impact of the COVID-19 pandemic. This decision allows for resources to be redirected towards our potential first-in-class assets, including a combination of CX-072 and CX-2009, and to the generation of additional clinical candidates for advancement to IND filing and clinical trials.

We also continue to work with our partner, AbbVie, to continue the clinical development of CX-2029. We expect to initiate Phase 2 expansion cohorts in the second half of 2020 in patients with squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell cancer (“HNSCC”), esophageal cancer and diffuse large B-cell lymphoma.  Our partner, Bristol Myers Squibb recently initiated a randomized Phase 2 clinical trial evaluating BMS-986249 as monotherapy or in combination with the anti PD-1 antibody, nivolumab in patients with metastatic melanoma and continues its Phase 1 dose escalation trial with BMS-986288, a Probody based on a modified version of ipilimumab.

The COVID-19 outbreak and any preventative or protective actions that we or our collaboration partners may take in respect of this virus may result in a period of further disruption for our clinical trials, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Although our operations have been modified, they are continuing at a reduced operational rate.  Currently, it is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to its prior levels. We do not yet know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely, and intend to initiate our clinical trials as soon as practicable in 2020, in accordance with all relevant health and safety guidelines as they evolve.

We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008.  Our net loss was $15.7 million and $3.5 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $420.7 million and $ 417.2 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent.  Pursuant to the Sales Agreement, Jefferies, as sales agent, will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement.  There were no shares sold during the six months ended June 30, 2020.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2020.

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

Benefit from Income Taxes

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

Results of Operations

For the Three and Six Months Ended June 30, 2020 and 2019.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Total revenues	$16,608	$9,013	$7,595	$66,201	$38,498	$27,703

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
AbbVie	$1,319	$1,382	$(63)	$31,415	$4,330	$27,085
Amgen	3,678	222	3,456	5,373	1,257	4,116
Astellas	4,204	-	4,204	4,591	-	4,591
Bristol Myers Squibb	7,407	7,409	(2)	24,822	32,911	(8,089)
Total Revenue	$16,608	$9,013	$7,595	$66,201	$38,498	$27,703

The increases in revenue of $7.6 million for the three months ended June 30, 2020 compared to the corresponding periods of 2019 was primarily due to:

•

an increase in revenue from Amgen of $3.5 million primarily due to a) a decrease in the projected full-time employee (“FTE”) hours-to-completion during the current quarter resulting from the completion of the clinical candidate characterization phase and moving to the IND-enabling phase earlier than planned, and  b) a higher percentage of completion progress in the current quarter resulting from incremental FTE hours incurred for programs under the Collaboration and License Agreement with Amgen (the “Amgen Agreement”);

•

an increase in revenue from Astellas of $4.2 million primarily due to recognition of this quarter’s portion of the $80.0 million upfront payment based on the estimated research service period of five years under the Collaboration and License Agreement with Astellas (the “Astellas Agreement”) entered into in March 2020.

The increases in revenue of $27.7 million for the six months ended June 30, 2020 compared to the corresponding periods of 2019 was primarily due to:

•

an increase in revenue of $27.1 million from AbbVie primarily due to the $40.0 million milestone payment earned in the first quarter of  2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”), of which $26.6 million was recognized reflecting the percentage completed to-date of the project in the first quarter of 2020;

•

an increase in revenue from Amgen of $4.1 million primarily due to a) a decrease in the projected FTE hours-to-completion during the current period resulting from the completion of the clinical candidate characterization phase and moving to the IND-enabling phase earlier than planned, and b) a higher percentage of completion progress for the six months ended June 30, 2020 resulting from incremental FTE hours incurred for programs under the Amgen Agreement;

•

an increase in revenue from Astellas due to the recognition of $4.6 million related to the $80.0 million upfront payment being recognized over the estimated research service period of five years under the Astellas Agreement entered into in March 2020; and

•

a decrease in revenue from Bristol Myers Squibb of $8.1 million primarily due to the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the Collaboration and License Agreement with Bristol Myers Squibb (the “BMS Agreement”) in the first quarter of 2019; partially offset by the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Research and development expenses	$24,066	$30,835	$(6,769)	$66,880	$67,211	$(331)

Research and development expenses decreased $6.8 million during the three months ended June 30, 2020 compared to the corresponding period in 2019. The decrease was attributable to the following:

•

a decrease of $3.4 million associated with entering into the amendment to the license agreement with UCSB (the “UCSB Agreement”) in the second quarter of 2019 (“Amendment No.3”) (representing the 150,000 shares of common stock issued for $1.6 million, the upfront payment of $1.0 million and the additional annual maintenance fee of $0.8 million);

•

a decrease of $0.8 million sublicense expense pertaining to the $10.0 million milestone payment earned upon AbbVie’s selection of the second target in the second quarter of 2019 under the Amended and Restated Discovery Collaboration and License Agreement (as amended, the “Discovery Agreement”);

•	a decrease of $2.3 million in clinical related expenses resulting from decreased clinical trial activities; and

•	a decrease of $0.3 million in travel related expenses due to decrease in business travel activities.

Research and development expenses decreased $0.3 million during the six months ended June 30, 2020 compared to the corresponding period in 2019. The decrease was attributable to the following:

•	a decrease due to a $5.0 million charge for acquiring technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the first quarter of 2019;
•	a decrease of $2.1 million in clinical related expenses resulting from decreased clinical trial activities;
•	a decrease of $1.3 million in laboratory contracts services and supplies related expenses due to timing of manufacturing and other research activities; and
•	a decrease of $0.7 million in consulting expenses due to reduced consulting activities.

The above decreases were offset by the following:

•

a net increase of $7.9 million in license fee expenses, which included a net increase of $4.9 million paid to the University of California, Santa Barbara (UCSB) associated with the achievement of certain milestones under several collaboration agreements as well as the upfront payment related to the new collaboration agreement with Astellas in the first quarter of 2020; and a $3.0 million license fee paid to ImmunoGen associated with the first dosing of a patient in the CX-2009 Phase 2 clinical trial during the first quarter of 2020.

•	an increase of $0.9 million in personnel related expenses.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$2,386	$6,860	$(4,474)	$9,948	$12,305	$(2,357)
CX-2009 (CD166)	3,553	1,937	1,616	9,892	7,380	2,512
CX-2029 (CD71)	1,137	2,657	(1,520)	4,203	5,755	(1,552)
Other wholly owned and partnered programs	2,110	1,300	810	11,158	3,120	8,038
General research and development expenses	2,768	6,304	(3,536)	6,439	14,427	(7,988)
	11,954	19,058	(7,104)	41,640	42,987	(1,347)
Internal Costs	12,112	11,777	335	25,240	24,224	1,016
Total research and development expenses	$24,066	$30,835	$(6,769)	$66,880	$67,211	$(331)

The decrease in research and development expenses for the three months ended June 30, 2020 compared to the corresponding period of 2019 was attributable to the following changes by project:

•

The decrease in CX-072 expenses was primarily due to a $2.3 million decrease in laboratory contract services and a $1.5 million decrease in clinical trial related expenses as a result of the timing of manufacturing and other research activities in the CX-072 study and the termination of the CX-072-002 study to evaluate the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma.

•	The increase in CX-2009 expenses was primarily due to a $2.3 million increase in laboratory contract services resulting from the timing of manufacturing and other research activities.
•	The decrease in CX-2029 expenses was primarily due to a decrease of $1.2 million in laboratory contract services resulting from the timing of manufacturing and other research activities.
•

The decrease in general research and development expenses was primarily due to the $3.4 million sublicense and maintenance fees associated with entering into Amendment No.3 to the UCSB Agreement in the second quarter of 2019.

The decrease in research and development expenses for the six months ended June 30, 2020 compared to the corresponding period of 2019 was attributable to the following changes by project:

•

The decrease in CX-072 expenses was primarily due to $1.9 million decrease in clinical trial related expenses as a result of the timing of manufacturing and other research activities in the CX-072 study and the termination of the CX-072-002 study to evaluate the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma.

•

The increase in CX-2009 expenses was primarily due to a $3.0 million licensing payment to ImmunoGen for achieving the milestone of the first dosing of a patient in the CX-2009 Phase 2 clinical trial during the first quarter of 2020.

•	The decrease in CX-2029 expenses was primarily due to a decrease of $1.2 million in laboratory contract services resulting from the timing of manufacturing and other research activities.
•

The increase in “Other wholly owned and partnered programs” was primarily due to a $6.0 million sublicense fee payment to UCSB related to the $80.0 million upfront payment under the Astellas Agreement during the first quarter of 2020.

•

The decrease in general research and development expenses was primarily due to a $5.0 million charge for acquiring technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the first quarter of 2019, and the $3.4 million sublicense and maintenance fees associated with entering into Amendment No.3 to the UCSB Agreement in the second quarter of 2019.

•	The increase in internal costs was primarily due to increase in personnel-related expenses and allocation of information technology and facilities-related expenses.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
General and administrative expenses	$8,680	$9,411	$(731)	$18,252	$19,085	$(833)

General and administrative expenses decreased by $0.7 million during the three months ended June 30, 2020 compared to the corresponding period in 2019. The decrease was attributable to a decrease of $0.9 million largely due to a decrease in stock-based compensation driven primarily by increased cancellations of stock options due to employee departures as well as decreases in the grant date fair values of new option grants due to decreases in prices of our common stock during the current period, partially offset by an increase of $0.2 million due to increased office facilities related expenses.

General and administrative expenses decreased by $0.8 million during the six months ended June 30, 2020 compared to the corresponding period in 2019. The decrease was attributable to a decrease of $1.7 million in personnel-related expense primarily due to a decrease in stock-based compensation driven primarily by increased cancellations of stock options due to employee departures as well as decreases in the grant date fair values of new option grants due to decreases in prices of our common stock during the current period, partially offset by an increase of $0.8 million in outside professional services primarily due to an increase in legal services.

Interest Income and Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$454	$2,361	$(1,907)	$1,530	$4,856	$(3,326)
Other income (expense), net	5	(88)	93	16	(149)	165
Total interest and other income	$459	$2,273	$(1,814)	$1,546	$4,707	$(3,161)

Interest Income

Interest income decreased $1.9 million and $3.3 million during the three and six months ended June 30, 2020 compared to the corresponding periods in 2019. The decreases were primarily attributable to decrease in interest earned on our short-term investments due to lower interest rates as well as an overall lower average cash, cash equivalents and short-term investments position in 2020.

Other Income (Expense), Net

Other income increased $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The increase was primarily attributable to a decrease in foreign currency losses resulting from the strengthening of the U.S. dollar against the Euro and British Pound Sterling.

Benefit From Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Benefit from income taxes	$-	$-	$-	$(13,911)	$(6)	$(13,905)

There was no income tax expense for the three months ended June 30, 2020 and 2019, respectively as we were in a taxable loss position and we had minimal changes in our unrealized gain on available for sale debt securities.

Income tax benefit increased by $13.9 million during the six months ended June 30, 2020, compared to the corresponding period in 2019.  The income tax benefit of $13.9 million for the six months ended June 30, 2020, was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a tax refund of taxes paid for 2018.  The income tax benefit of $6,000 for the six months ended June 30, 2019, resulted from an unrealized-gain on the available for sale securities recorded in other comprehensive income during the period.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $346.4 million and an accumulated deficit of $420.7 million, compared to cash, cash equivalents and short-term investments of $296.1 million and an accumulated deficit of $417.2 million as of December 31, 2019. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$47,364	$(87,682)
Net cash provided by (used in) investing activities	51,894	(11,666)
Net cash provided by financing activities	3,705	1,163
Net increase (decrease) in cash and cash equivalents	$102,963	$(98,185)

Cash Flows from Operating Activities

During the six months ended June 30, 2020, cash provided by operating activities was $47.4 million, which consisted of a net loss of $3.5 million, adjusted by non-cash charges of $8.5 million and a net increase of $42.4 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $7.5 million in stock-based compensation and $1.3 million in depreciation and amortization, which amounts were partially offset by $0.3 million in accretion of discounts on our short-term investments.

The change in our net operating assets and liabilities was primarily due to:

•

a net increase of $64.0 million in deferred revenue resulting primarily from the $80.0 million upfront payment due from Astellas as well as the $40.0 million milestone payment due from AbbVie, partially offset by the continued recognition of deferred revenue from existing and new customers, including the $26.6 million revenue recognized in the first quarter of 2020, which reflected the percentage completed to-date on the project when the $40.0 million milestone was earned in the first quarter of 2020;

•	an increase of $1.2 million in cash flows from other assets and accounts payable;
•

a decrease of $12.8 million in cash flows from prepaid expenses and other current assets, which included a $13.1 million income tax receivable resulting from a carryback of net operating loss incurred in 2019 to the preceding years as permitted by the CARES Act;

•	a decrease of $9.8 million in accrued liabilities primarily due to payment of $7.5 million for the ImmunoGen 2019 License; and
•	a decrease in cashflow of $0.2 million from accounts receivable primarily related to research and development service fees due from Astellas pursuant to the Astellas Agreement.

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

•

a decrease of $20.1 million in accrued liabilities and income tax payable due to payment of $13.7 million for our 2018 estimated income tax liability, $2.9 million in sublicense fee and $3.5 million in other liabilities during the six months ended June 30, 2019;

•	a decrease in cash flows of $9.9 million from accounts receivable primarily related to the $10.0 million milestone payment due from AbbVie upon its selection of the second target in June 2019; and

•	an increase of $1.7 million in cash flows resulting from the decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities

During the six months ended June 30, 2020, cash provided by investing activities was $51.9 million, which consisted of $97.7 million in proceeds received upon the maturity of marketable securities, partially offset by $44.7 million used in the purchase of short-term investments and $1.1 million of capital expenditures used to purchase property and equipment.

During the six months ended June 30, 2019, cash used in investing activities was $11.7 million, which consisted of $101.6 million used in the purchase of short-term investments and $2.2 million of capital expenditures used to purchase property and equipment. Such uses were partially offset by $92.1 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2020 and 2019, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the three months ended June 30, 2020, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $346.4 million as of June 30, 2020 and cash, cash equivalents and short-term investments of $296.1 million as of December 31, 2019, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of June 30, 2020, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  We filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On May 21, 2020, a putative securities class action lawsuit was commenced in the U.S. District Court for the Northern District of California naming as defendants us and three current and former officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the product candidates CX-072 and CX-2009. The plaintiff seeks to represent all persons who purchased or otherwise acquired CytomX securities between May 17, 2018, and May 13, 2020. The plaintiff seeks damages and interest, and an award of costs, including attorneys’ fees.  We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites, including for CX-2009. As the COVID-19 coronavirus continues to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for CX-2009, CX-2029 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of CX-2009 as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of CX-072 after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.  While we intend to re-initiate our Phase 2 clinical trial for CX-2009 and to initiate Phase 2 expansion cohorts for CX-2029 in the second half of 2020, we cannot be assured that the impact of the COVID-19 pandemic on clinical trial planning will allow us to proceed in 2020, or that site initiation, patient recruitment or other clinical trial activities will not be delayed.

Furthermore, the COVID-19 pandemic and government limitations on activities may continue to impact our ability to conduct research, including limiting our ability to obtain research materials and equipment, limiting access to our laboratories to conduct research, limiting the ability or willingness of employees to work at our facilities and limiting our ability to complete research and experiments in a timely basis or at all.  For example, in March 2020 we initiated a mandatory work-from-home program, limiting onsite activity to a substantially reduced level of laboratory research activities.  Although we have gradually increased levels of such laboratory research activities, there can be no assurance that we will be able to continue to increase or maintain current levels of such activity. The COVID-19 pandemic and government limitations could further impact our ability to conduct business generally, including making timely payments, filing timely governmental and other business reports and filings, and otherwise comply with our obligations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $420.7 million and $417.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2020, we had $346.4 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we begin to enroll patients in our temporarily paused Phase 2 clinical trial of CX-2009 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer, as we continue our other ongoing Phase 1/2 clinical trials of CX-072, CX-2009, and CX-2029, and as we advance into later trials and new trials for other programs, including a Phase 2 clinical trial for CX-2029 and a clinical trial of CX-2009 in combination with CX-072 Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

The timing and amount of our operating expenditures will depend largely on:

•	the scope, timing and progress of our ongoing clinical trials as well as any other preclinical and clinical development activities which may be affected by, among other things, the COVID-19 pandemic;
•	the number, size and type of clinical trials and preclinical studies that we may be required to complete for our product candidates, as well as the cost and time of such studies and trials;
•	the number, scope and prioritization of preclinical and clinical programs we decide to pursue;
•	the time and cost necessary to produce clinical supplies of our product candidates;
•	the time and cost necessary to scale our manufacturing capabilities following regulatory approval and commercial launch of any product candidates;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent and other intellectual property claims, including our ongoing litigation;
•	the cost of any future litigation to which we may become a party;
•	the cost and timing of regulatory approvals; and
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

In May 2020 we announced that CX-2029 was generally well tolerated at doses up to 3mg/kg with the most common TRAEs being infusion related reactions, anemia and neutropenia/leukopenia.  Grade 3 or greater hematologic TRAEs, anemia and neutropenia, were dose dependent, with anemia being managed with transfusions and supportive care. The etiology of anemia is under investigation and is likely to be multi-factorial, including MMAE-related and CD71expression on red blood cell precursors.  While we believe these TRAEs are manageable, there can be no assurance that the rate or severity of any of these side effects will not increase over time with more patients being treated in ongoing or future studies.

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

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probody therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue.  In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probody therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probody therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time.  Many specific elements of Probody therapeutic function may contribute to their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually masked antibody, the removal of both masks from the dually masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target.  We have limited structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as ADA, that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions.  For example, we reported in February 2019 that in our CX-072 trial at the 10 mg/kg dose, the anti-drug antibody (“ADA”) rate was approximately 62%.  We do not believe the ADA rate is impacting our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events.  Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

In addition, the scientific evidence to support the feasibility of developing product candidates against novel, difficult to drug targets, is both preliminary and limited.  For example, our understanding of the expression of CD166 and CD71 in both healthy and diseased tissues is still developing.  As a result, we cannot provide any assurance that we will be able to successfully identify and advance any product candidates to target novel, difficult to drug targets.

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

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights.  Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights.  Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2018, Pfizer terminated our 2013 collaboration agreement with them, and in January 2019, Bristol Myers Squibb terminated its programs for three targets that it had selected under our agreement with them.  The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, as a result of ImmunoGen’s decision to out-license the EpCAM program and our licensing of the program from them in 2019, their license for the program from us ended and we will not receive milestone or other payments from them.

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

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Akriveia, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Immunomedics, ImmunoGen, Seattle Genetics, Pfizer, Roche Holding Ltd. and Takeda.    Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in March 2020, the COVID-19 pandemic caused us to restrict access to our facility, and initiate a work-from-home program limiting onsite activity to a substantially reduced level of laboratory research activities. Although we have gradually increased levels of our laboratory research activities, there can be no assurance that we will be able to continue to increase or maintain current levels of such activity or that the COVID-19 pandemic will not continue to impact our ability to conduct business.

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

Litigation, including the ongoing patent infringement lawsuit brought by Vytacera Bio, LLC (“Vytacera”) against us, or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating or from successfully challenging our intellectual property rights. For example, although we believe the Vytacera lawsuit is without merit and we intend to vigorously defend ourselves, we cannot provide any assurance that we will be successful.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material and adverse effect on our ability to compete in the marketplace.

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
•

any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved, including the ongoing patent infringement lawsuit brought by Vytacera against us;

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

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 36% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. For example, in May 2020, a putative securities class action lawsuit was brought against us (“Class Action Lawsuit”).  While we believe the Class Action Lawsuit is without merit, we cannot provide any assurance that we will be successful.  Stockholder lawsuits of this type against us, even if it is without merit, could cause us to incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.3	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: August 6, 2020	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Carlos Campoy
Carlos Campoy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)