Form 10-Q
period 2020-09-30
CytomX Therapeutics, Inc.
filed 2020-11-05
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 31, 2020, the registrant had 46,224,402 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$176,810	$188,425
Short-term investments	144,266	107,720
Accounts receivable	543	13
Income tax receivable	13,061	—
Prepaid expenses and other current assets	5,625	7,177
Total current assets	340,305	303,335
Property and equipment, net	7,190	7,372
Intangible assets, net	1,203	1,312
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	23,239	25,382
Other assets	1,379	2,015
Total assets	$375,182	$341,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,643	$4,158
Accrued liabilities	23,945	30,051
Deferred revenue, current portion	74,445	51,381
Total current liabilities	102,033	85,590
Deferred revenue, net of current portion	202,560	178,858
Operating lease liabilities - long term	22,525	24,871
Other long-term liabilities	—	850
Total liabilities	327,118	290,169
Commitments and contingencies (Note 11)
Stockholders' equity:	—	—
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2020 and December 31, 2019.	—	—
Common stock, $0.00001 par value; 150,000,000 and 75,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 46,223,402 and 45,523,088 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	483,524	468,285
Accumulated other comprehensive (loss) income	(47)	57
Accumulated deficit	(435,414)	(417,230)
Total stockholders' equity	48,064	51,113
Total liabilities and stockholders' equity	$375,182	$341,282

__________________

(1)	The condensed balance sheet as of December 31, 2019 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$17,788	$10,712	$83,989	$49,210
Operating expenses:
Research and development	24,049	27,967	90,929	95,178
General and administrative	8,634	8,463	26,886	27,548
Total operating expenses	32,683	36,430	117,815	122,726
Loss from operations	(14,895)	(25,718)	(33,826)	(73,516)
Interest income	200	1,997	1,730	6,854
Other income (expense), net	(15)	22	1	(126)
Loss before income taxes	(14,710)	(23,699)	(32,095)	(66,788)
Benefit from income taxes	—	—	(13,911)	(6)
Net loss	$(14,710)	$(23,699)	$(18,184)	$(66,782)
Net loss per share, basic and diluted	$(0.32)	$(0.52)	$(0.40)	$(1.47)
Shares used to compute net loss per share, basic and diluted	46,195,121	45,418,053	45,992,786	45,294,593
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(63)	(99)	(104)	192
Impact of adoption of new accounting pronouncement	—	—	—	11
Comprehensive loss	$(14,773)	$(23,798)	$(18,288)	$(66,579)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2019	45,523,088	$1	$468,285	$57	$(417,230)	$51,113
Exercise of stock options	395,528	-	2,157	-	-	2,157
Stock-based compensation	-	-	4,013	-	-	4,013
Other comprehensive income	-	-	-	279	-	279
Net income	-	-	-	-	12,205	12,205
Balance at March 31, 2020	45,918,616	$1	$474,455	$336	$(405,025)	$69,767
Exercise of stock options	199,139	-	1,179	-	-	1,179
Issuance of common stock under the ESPP	72,315	-	369	-	-	369
Stock-based compensation	-	-	3,513	-	-	3,513
Other comprehensive loss	-	-	-	(320)	-	(320)
Net loss	-	-	-	-	(15,679)	(15,679)
Balance at June 30, 2020	46,190,070	$1	$479,516	$16	$(420,704)	$58,829
Exercise of stock options	33,332	-	167	-	-	167
Stock-based compensation	-	-	3,841	-	-	3,841
Other comprehensive loss	-	-	-	(63)	-	(63)
Net loss	-	-	-	-	(14,710)	(14,710)
Balance at September 30, 2020	46,223,402	$1	$483,524	$(47)	$(435,414)	$48,064

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2018	45,083,209	$1	$445,956	$(93)	$(314,981)	$130,883
Impact of adoption of new accounting pronouncement - ASC 606	-	-	-	11	(11)	-
Exercise of stock options	74,443	-	465	-	-	465
Stock-based compensation	-	-	5,192	-	-	5,192
Other comprehensive income	-	-	-	155	-	155
Net loss	-	-	-	-	(14,124)	(14,124)
Balance at March 31, 2019	45,157,652	$1	$451,613	$73	$(329,116)	$122,571
Exercise of stock options	15,124	-	33	-	-	33
Issuance of common stock under the ESPP	81,062	-	665	-	-	665
Issuance of common stock pursuant to license agreement	150,000	-	1,602	-	-	1,602
Stock-based compensation	-	-	5,454	-	-	5,454
Other comprehensive income	-	-	-	136	-	136
Net loss	-	-	-	-	(28,960)	(28,960)
Balance at June 30, 2019	45,403,838	$1	$459,367	$209	$(358,076)	$101,501
Exercise of stock options	22,630	-	63	-	-	63
Stock-based compensation	-	-	4,343	-	-	4,343
Other comprehensive loss	-	-	-	(99)	-	(99)
Net loss	-	-	-	-	(23,699)	(23,699)
Balance at September 30, 2019	45,426,468	$1	$463,773	$110	$(381,775)	$82,109

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,184)	$(66,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	109	109
Depreciation and amortization	1,802	1,888
Accretion of discounts on investments	(341)	(1,963)
Stock-based compensation expense	11,367	14,989
Issuance of stock in connection with UCSB sublicense fee	—	1,602
Changes in operating assets and liabilities
Accounts receivable	(530)	90
Prepaid expenses, income tax receivable and other current assets	(11,509)	193
Other assets	636	—
Accounts payable	(270)	152
Accrued liabilities, income tax payable and other long-term liabilities	(7,160)	(22,104)
Deferred revenue	46,766	(39,175)
Net cash provided by (used in) operating activities	22,686	(111,001)
Cash flows from investing activities:
Purchases of property and equipment	(1,864)	(2,794)
Purchases of short-term investments	(189,005)	(149,532)
Maturities of short-term investments	152,696	179,170
Net cash (used in) provided by investing activities	(38,173)	26,844
Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercise of stock options	3,872	1,226
Net cash provided by financing activities	3,872	1,226
Net decrease in cash, cash equivalents and restricted cash	(11,615)	(82,931)
Cash, cash equivalents and restricted cash, beginning of period	189,342	248,494
Cash, cash equivalents and restricted cash, end of period	$177,727	$165,563

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$183	$293
Right of use assets obtained in exchange for operating lease obligations	$-	$28,054

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

The condensed balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$176,810	$188,425	$164,646	$247,577
Restricted cash - non-current assets	917	917	917	917
Total	$177,727	$189,342	$165,563	$248,494

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

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options and ESPP to purchase common stock	11,561,435	9,841,889	11,414,085	9,562,876

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$150,950	$—	$—	$—	$150,950
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	144,260	—	6	—	144,266
Total		$296,127	$—	$6	$—	$296,133

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$170,757	$—	$—	$—	$170,757
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	107,610	—	110	—	107,720
Total		$279,284	$—	$110	$—	$279,394

As of September 30, 2020, no securities have contractual maturities of greater than 12 months.

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

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Research and clinical expenses	$12,780	$19,006
Payroll and related expenses	6,555	6,721
Legal and professional expenses	1,217	1,062
Operating lease liabilities - short term	3,096	2,810
Other accrued expenses	297	452
Total	$23,945	$30,051

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
AbbVie	$4,209	$1,652	$35,624	$5,983
Amgen	1,633	1,648	7,007	2,905
Astellas	4,543	-	9,133	-
Bristol Myers Squibb	7,403	7,412	32,225	40,322
Total revenue	$17,788	$10,712	$83,989	$49,210

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

The remaining $10.0 million of the total initial transaction price of $39.8 million allocated to the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie. The $10.0 million is recognized on a straight-line basis over a five-year estimated research service period through April 2021 using the time-elapsed input method as the common measure of progress over the entire performance obligation.

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

The Company is obligated to make sublicense payments under the license agreement with the Regents of the University of California, acting through its Santa Barbara campus (“UCSB”), as amended, equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company. As of both September 30, 2020 and December 31, 2019, there was no sublicense fee payable to UCSB.

The Company determined that the remaining potential milestone payments of both agreements are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continued to be fully constrained and were not included in the transaction price as of September 30, 2020.

The Company recognized revenue of $4.2 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and $35.6 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively, related to the AbbVie Agreements. As of September 30, 2020 and December 31, 2019, deferred revenue related to the CD71 Agreement performance obligation was $27.4 million and $20.0 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $8.7 million and $11.6 million, respectively. As of both September 30, 2020 and December 31, 2019, no amount was due from AbbVie under the AbbVie Agreements.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of Probody T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within the specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering T-cell engaging bispecific Probody molecules that were developed and owned by the Company and licensed to Amgen.  Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of both September 30, 2020 and December 31, 2019, the Company recorded no sublicense fee payable to UCSB.

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

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations.  The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service period.   At the end of the second quarter of 2019, the Company determined that it will undertake additional

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

testing and assessment of the molecules being evaluated under the EGFR project.  As a result, the estimated FTE hours-to-completion and research service period were increased to eight years.  In the second quarter of 2020, the Company completed the clinical candidate characterization phase and has moved into the IND-enabling phase earlier than planned.  As a result, the estimated FTE hours-to-completion and research service period were decreased from eight to seven years.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

The Company recognized revenue of $1.6 million for each of the three-month periods ended September 30, 2020 and 2019, and $7.0 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively, related to the Amgen Agreement. As of September 30, 2020 and December 31, 2019, deferred revenue related to the EGFR Products performance obligation was $31.2 million and $37.6 million, respectively. As of September 30, 2020 and December 31, 2019, deferred revenue related to the Amgen Other Products performance obligation was $2.4 million and $3.0 million, respectively. As of both September 30, 2020 and December 31, 2019, no amount was due from Amgen under the Amgen Agreement.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The initial transaction price of $90.0 million consists of the upfront fee of $80.0 million and research and development service fees of $10.0 million. The Company determined that the potential development and regulatory milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, the potential development and regulatory milestone payments were fully constrained and were not included in the initial transaction price and continued to be fully constrained as of September 30, 2020.  The Company will re-evaluate the transaction price at each reporting date or as uncertain events are resolved or other changes in circumstances occur.

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

Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  The Company recorded a liability upon entering into the Astellas Agreement in the first quarter of 2020 of $6.0 million, representing 7.5% of the $80.0 million upfront payment, as a sublicense fee payable to UCSB, which was fully paid in the second quarter of 2020.

The Company recognized revenue of $4.5 million and $9.1 million for the three and nine months ended September 30, 2020, which included the research and development service fee of $0.5 million and $0.7 million for the three and nine months ended September 30, 2020.  As of September 30, 2020, deferred revenue relating to the Astellas Agreement was $71.6 million.  The amount due from Astellas under the Astellas Agreement was $0.5 million as of September 30, 2020.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

In February 2020, Bristol Myers Squibb dosed the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program, which triggered a $10.0 million milestone payment to the Company pursuant to the terms of the BMS Agreement.  The $10.0 million milestone payment was recognized as revenue in the first quarter of 2020.  The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price on September 30, 2020.

Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.  As of both September 30, 2020 and December 31, 2019, there was no sublicense fee payable to UCSB.

The Company recognized revenue of $7.4 million for each of the three-month periods ended September 30, 2020 and 2019 and $32.2 million and $40.3 million for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020 and December 31, 2019, deferred revenue relating to the BMS Agreement was $135.7 million and $158.0 million, respectively. The amount due from Bristol Myers Squibb under the BMS Agreement was $0 and $13,000 as of September 30, 2020 and December 31, 2019, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

In February 2020, the Company initiated the first dosing of a patient in the CX-2009 Phase 2 clinical trial and triggered a $3.0 million milestone payment to ImmunoGen pursuant to the CX-2009 License which continued to remain in effect following the termination of the ImmunoGen 2017 License in December 2019.  The Company recorded a $3.0 million charge to research and development expense in the first quarter of 2020, in connection with this milestone payment to ImmunoGen.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2020:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$230,239	$120,000	$(73,234)	$277,005

There were $120.0 million additions to deferred revenue during the nine months ended September 30, 2020.  Of such amount, $40.0 million was related to the milestone payment triggered by AbbVie’s CD71 dose escalation success criteria which was achieved in March 2020, and an $80.0 million addition was related to the upfront fee payable under the Astellas Agreement entered into in March 2020.  Deductions of $73.2 million related to revenue recognized included in the contract liability balance at the beginning of the period plus the revenue recognized related to the $120.0 million additions during the nine months ended September 30, 2020.

The Company expects that the $277.0 million of deferred revenue related to the following contracts as of September 30, 2020 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•

The $27.4 million of deferred revenue related to the CD71 Agreement with AbbVie as of September 30, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately September 2022.

•	The $1.2 million of deferred revenue related to the first target under the Discovery Agreement with AbbVie as of September 30, 2020 is expected to be recognized ratably until approximately April 2021.
•	The $7.5 million of deferred revenue related to the second target under the Discovery Agreement as of September 30, 2020 is expected to be recognized ratably until approximately June 2024.
•

The $31.2 million of deferred revenue related to the Amgen EGFR Products as of September 30, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.

•	The $2.4 million of deferred revenue related to the Amgen Other Products as of September 30, 2020 is expected to be recognized ratably until approximately September 2023.
•	The $71.6 million of deferred revenue related to the Astellas Agreement as of September 30, 2020 is expected to be recognized ratably until approximately March 2025.
•	The $135.7 million of deferred revenue related to the BMS Agreement as of September 30, 2020 is expected to be recognized ratably until approximately April 2025.

7. License Agreements

UCSB

The Company has an exclusive, worldwide license agreement with UCSB (the “UCSB Agreement”), relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering Probody antibodies and other pro-proteins.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The Company incurred no sublicence expenses for each of the three-month periods ended September 30, 2020 and 2019, and $9.1 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively, under the provisions of the UCSB Agreement.

As of September 30, 2020 and December 31, 2019, the sublicense fee payable to UCSB was $0 and $0.2 million, respectively.

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

8. Common Stock

In February 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of the Company’s common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time upon the Company’s request, through an at the market offering under which Jefferies will act as sales agent.  Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement.  There were no shares sold during the three and nine months ended September 30, 2020.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

In June 2020, the Board of Directors and stockholders of the Company approved an increase in the authorized shares of common stock from 75,000,000 to 150,000,000.

9. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the nine months ended September 30, 2020 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2019	9,936,168	$12.26
Options granted	3,762,244	7.23
Options exercised	(627,999)	5.58
Option forfeited/expired	(1,688,953)	13.94
Balances at September 30, 2020	11,381,460	$10.72
Options exercisable at September 30, 2020	6,214,494	$11.15

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense:
Research and development	$1,735	$1,948	$5,317	$7,241
General and administrative	2,106	2,395	6,050	7,748
Total stock-based compensation expense	$3,841	$4,343	$11,367	$14,989

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit in restricted cash as non-current on its balance sheet at September 30, 2020 and December 31, 2019, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense for both the three months ended September 30, 2020 and 2019 was $1.3 million.  Rent expense for both the nine months ended September 30, 2020 and 2019 was $3.8 million.

Supplemental information related to leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,239	$1,205	$3,717	$3,615

			September 30, 2020	December 31, 2019
			(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets			$23,239	$25,382
Current operating lease liabilities			3,096	2,810
Non-current operating lease liabilities			22,525	24,871
Total operating lease liabilities			$25,621	$27,681

Weighted-average remaining lease term (in years)
Operating lease			6.00	6.85
Weighted-average discount rate
Operating lease			8.25%	8.25%

September 30, 2020
(in thousands)
Maturity of operating lease liabilities
2020	$1,274
2021	5,129
2022	5,273
2023	5,420
2024 and beyond	15,689
Total lease payments	32,785
Less imputed interest	(7,164)
Present value of lease liabilities	$25,621

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The parties have agreed to a case schedule, which is pending Court approval.  Discovery is in the initial phases. The Company believes that the lawsuit is without merit and intends to vigorously defend itself and has not recorded any amount for claims associated with this lawsuit as of September 30, 2020.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

On May 21, 2020, a putative securities class action lawsuit was commenced in the U.S. District Court for the Northern District of California naming as defendants the Company and three current and former officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the product candidates CX-072 and CX-2009. The plaintiff seeks to represent all persons who purchased or otherwise acquired CytomX securities between May 17, 2018, and May 13, 2020. The plaintiff seeks damages and interest, and an award of costs, including attorneys’ fees.  The Company believes the plaintiff’s claims are without merit and has not recorded any amount for claims associated with this lawsuit as of September 30, 2020.

12. Income Tax Expense

The Company recorded no income tax expense for the three months ended September 30, 2020 and 2019.  The Company recorded an income tax benefit of $13.9 million and $6,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The income tax benefit for the nine months ended September 30, 2020 was generated as a result of the recognition of net operating loss carryback under the CARES Act which generated a refund of income taxes paid for 2018. The income tax benefit for the nine months ended September 30, 2019 was as a result of an unrealized gain on the available for sale securities recorded in other comprehensive income during the period.  The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of September 30, 2020.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are developing a novel class of investigational antibody therapeutics, based on our Probody® technology platform, for the treatment of cancer. Our innovative technology is designed to turn previously undruggable targets into druggable targets and to enable more effective combination therapies.  We have strategic drug discovery and development collaborations with AbbVie, Amgen, Astellas and Bristol Myers Squibb.  Our clinical stage pipeline includes first-in-class product candidates against previously undruggable targets, including a CD166-targeting Probody drug conjugate wholly owned by CytomX (CX-2009), currently in Phase 2 clinical trials, and a CD71-targeting Probody drug conjugate partnered with AbbVie (CX-2029), also currently in Phase 2 clinical trials. CD166 and CD71 are among cancer targets that are considered to be inaccessible to conventional antibody drug conjugates due to their presence on many healthy tissues, but which we believe are potentially addressable with our technology. Our clinical stage pipeline also includes cancer immunotherapeutic candidates against validated targets such as the CTLA-4-targeting Probody therapeutics, including BMS-986249, currently in a Phase1/2 trials, and BMS-986288, a second anti-CTLA-4 Probody in a Phase 1/2a trial, both partnered with Bristol Myers Squibb.   Pursuant to our partnership with Amgen, we have also recently advanced CX-904, a lead T-cell engaging bispecific Probody candidate against Epidermal Growth Factor Receptor (EGFR) and CD3, into IND-enabling studies. We are responsible for the IND filing, targeted for late 2021, and for early clinical development for CX-904. We are also advancing CX-2043, a Probody Drug Conjugate targeting Epithelial Cell Adhesion Molecule (“EpCAM”), a widely expressed tumor antigen, towards clinical studies with IND filing projected for late 2021. CX-2043 is conjugated to the novel maytansinoid payload, DM-21. CX-2043 demonstrated potent anti-tumor activity across multiple cancer types and superior tolerability in animal models compared to the corresponding antibody drug conjugate. Our Probody therapeutic approach is designed to enable “conditional activation” of antibody-based drugs within cancer tissue to more specifically target the tumor microenvironment and minimize drug activity in healthy tissue and in circulation. We achieve conditional activation of antibodies by modifying them with a mask which is designed to block the binding of the antibody to its target until the mask is removed. Mask removal is designed to occur in cancer tissue when proteases, enzymes that have higher activity in cancer than in normal tissue, selectively cleave the mask from the antibody, potentially resulting in enrichment of antibody activity in the tumor compared to normal tissue.  We believe this approach has the potential to develop clinically meaningful therapeutics and improve patient outcomes in three ways: (1) by enhancing the “therapeutic window” for drug candidates, that is, the balance between their tolerability and activity, (2) by pursuing tumor targets that were previously considered ‘undruggable’ due to their expression on normal tissues, and (3) by pursuing novel combination therapies that have been poorly tolerated without using our Probody platform.  We are leveraging our Probody platform to develop a robust product pipeline of potential best-in-class immunotherapies against clinically validated targets and potential first-in-class therapeutics against novel, difficult-to-drug targets.

In December 2019, a strain of novel coronavirus-caused disease (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries and has been declared to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and countries in Europe and Asia, have imposed unprecedented restrictions on travel, business operations and public gatherings, and there have been business closures and limitations on business operations, which have resulted in a substantial reduction in economic activity.

In March 2020, in assessing the evolving COVID-19 pandemic and related governmental restrictions, the emerging challenges for clinical trial execution within our studies and across the industry, and the need of healthcare providers and settings to prioritize resources for management of the pandemic, we made the decision to temporarily pause new patient enrollment and new site activation in the PROCLAIM-CX-2009-001 study evaluating the CD166-targeting Probody drug conjugate CX-2009. This study included a Phase 2 expansion study designed to evaluate CX-2009 in patients with various cancers, including, hormone receptor (ER, PR) positive (HR+), HER2 non-amplified breast cancer. Since then, we have revised our strategy for developing CX-2009 to also include evaluation of CX-2009 alone or in combination with CX-072 in patients with triple negative breast cancer (TNBC). With this additional focus on a breast cancer subtype, we revised the study to be a new Phase 2 study targeting investigators who treat breast cancer. This new study, CX-2009-002, is expected to be initiated in the fourth quarter of 2020 and will evaluate CX-2009 monotherapy at 7 mg/kg administered every three weeks in at least 40 evaluable patients (per ARM) with HR+/HER2-non-amplified (ARM A) or with triple negative breast cancer (ARM B). ARM C will evaluate the combination of CX-2009 administered with 1200 mg CX-072 every three weeks to patients with TNBC.

We also continue to work with our partner, AbbVie, to continue the clinical development of the CD71 targeting Probody Drug Conjugate, CX-2029. We expect to initiate Phase 2 expansion cohorts in the fourth quarter of 2020 in patients with squamous non-small cell lung cancer, head and neck squamous cell cancer (“HNSCC”), esophageal cancer and diffuse large B-cell lymphoma.  Our partner, Bristol Myers Squibb initiated a randomized Phase 2 clinical trial evaluating BMS-986249 as monotherapy or in combination with the anti PD-1 antibody, nivolumab in patients with metastatic melanoma and continues its Phase 1 dose escalation trial with BMS-986288, a Probody based on a modified version of ipilimumab.

In March 2020, we also made the strategic decision to terminate the PROCLAIM-CX-072-002 study evaluating the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, along with impact of the COVID-19 pandemic. This decision allowed for resources to be redirected towards our potential first-in-class assets, including a combination of CX-072 and CX-2009, and to the generation of additional clinical candidates for advancement to IND filing and clinical trials.

The COVID-19 outbreak and any preventative or protective actions that we or our collaboration partners may take in respect of this virus may result in a period of further disruption for our clinical trials, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Although our operations have been modified, they are continuing at a reduced operational rate.  Currently, it is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to its prior levels. We do not yet know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely, and intend to initiate our clinical trials as soon as practicable in the fourth quarter of 2020, in accordance with all relevant health and safety guidelines as they evolve.

We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008.  Our net loss was $14.7 million and $18.2 million for the three and nine months ended September 30, 2020, respectively.  As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $435.4 million and $ 417.2 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent.  Pursuant to the Sales Agreement, Jefferies, as sales agent, will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement. There were no shares sold during the nine months ended September 30, 2020.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2020.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. Examples include our Phase 2 clinical trial for CX-2009, the continuation of our ongoing Phase 1/2 clinical trials evaluating CX-2029 and potential future clinical trials for CX-2029 and for CX-2009 in combination with CX-072.  The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Total revenue	$17,788	$10,712	$7,076	$83,989	$49,210	$34,779

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
AbbVie	$4,209	$1,652	$2,557	$35,624	$5,983	$29,641
Amgen	1,633	1,648	(15)	7,007	2,905	4,102
Astellas	4,543	—	4,543	9,133	—	9,133
Bristol Myers Squibb	7,403	7,412	(9)	32,225	40,322	(8,097)
Total revenue	$17,788	$10,712	$7,076	$83,989	$49,210	$34,779

The increase in revenue of $7.1 million for the three months ended September 30, 2020 compared to the corresponding period of 2019 was primarily due to:

•

an increase in revenue from Abbvie of $2.6 million primarily due to recognition of the percentage of completion for the current quarter related to the $40.0 million milestone payment received in March 2020 under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”),

•

an increase in revenue from Astellas of $4.5 million primarily due to the recognition of $4.0 million related to the $80.0 million upfront payment being recognized over the estimated research service period of five years, as well as service revenue representing research and development services provided to Astellas under the Collaboration and License Agreement with Astellas (the “Astellas Agreement”) entered into in March 2020.

The increase in revenue of $34.8 million for the nine months ended September 30, 2020 compared to the corresponding period of 2019 was primarily due to:

•

an increase in revenue of $29.6 million from AbbVie primarily due to (a) $28.1 million of revenue recognized related to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Agreement, of which $26.6 million was recognized, which amount reflects the percentage completed to-date of the project in the first quarter of 2020, (b) $1.0 million increase in revenue recognized related to the $10.0 million upfront payment earned for the second target selected by AbbVie in June 2019, which amount is being recognized as revenue over the estimated research service period of five years;

•

an increase in revenue of $4.1 million from Amgen primarily due to an increase in the percentage of completion progress for the nine months ended September 30, 2020 as a result of additional FTE hours incurred, and the completion of the clinical candidate characterization phase and moving to the IND-enabling phase earlier than planned in the second quarter of 2020 which resulted in a reduction of the estimated FTE hours-to-completion of the Amgen EGFR program under the Amgen Agreement;

•

an increase in revenue of $9.1 million from Astellas due to the recognition of revenue related to the $80.0 million upfront payment being recognized over the estimated research service period of five years, as well as service revenue representing research and development services provided to Astellas under the Astellas Agreement entered into in March 2020; and

•

a decrease in revenue of $8.1 million from Bristol Myers Squibb primarily due to the accelerated recognition of revenue of $17.4 million related to the termination of certain targets under the Collaboration and License Agreement with Bristol Myers Squibb (the “BMS Agreement”) in the first quarter of 2019; partially offset by the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Research and development expenses	$24,049	$27,967	$(3,918)	$90,929	$95,178	$(4,249)

Research and development expenses decreased $3.9 million during the three months ended September 30, 2020 compared to the corresponding period in 2019. The decrease was attributable to the following:

•	a decrease of $3.8 million in clinical related expenses resulting from decreased clinical studies activities primarily due to the COVID-19 pandemic;

•	a decrease of $0.5 million in personnel related expenses due to employee departures;

•	a decrease of $0.4 million in consulting and professional services expenses due to reduced activities; and

•	a decrease of $0.3 million in travel related expenses due to decrease in business travel activities.

The above decreases were offset by an increase of $1.1 million in laboratory contracts services due to timing of manufacturing and other research activities.

Research and development expenses decreased $4.2 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019. The decrease was attributable to the following:

•	a decrease of $5.9 million in clinical related expenses resulting from decreased clinical studies activities primarily due to the COVID-19 pandemic;
•	a decrease due to a $5.0 million charge for acquiring technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the first quarter of 2019;
•	a decrease of $1.1 million in consulting expenses due to reduced consulting activities; and
•	a decrease of $0.2 million in laboratory contracts services and supplies related expenses due to timing of manufacturing and other research activities.

The above decreases were offset by a net increase of $7.9 million in license fee expenses, which included a net increase of $4.9 million paid to the University of California, Santa Barbara (UCSB) associated with the achievement of certain milestones under several collaboration agreements as well as the upfront payment related to the new collaboration agreement with Astellas in the first quarter of 2020; and a $3.0 million license fee paid to ImmunoGen associated with the first dosing of a patient in the CX-2009 Phase 2 clinical trial during the first quarter of 2020.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$923	$6,964	$(6,041)	$10,871	$19,269	$(8,398)
CX-2009 (CD166)	2,705	3,619	(914)	12,597	11,000	1,597
CX-2029 (CD71)	1,078	1,985	(907)	5,281	7,615	(2,334)
Other wholly owned and partnered programs	5,494	1,106	4,388	16,653	3,425	13,228
General research and development expenses	3,143	3,559	(416)	9,582	18,910	(9,328)
	13,343	17,233	(3,890)	54,984	60,219	(5,235)
Internal costs	10,706	10,734	(28)	35,945	34,959	986
Total research and development expenses	$24,049	$27,967	$(3,918)	$90,929	$95,178	$(4,249)

The decrease in research and development expenses for the three months ended September 30, 2020 compared to the corresponding period of 2019 was attributable to the following changes by project:

•

The decrease in CX-072 expenses was primarily due to a $3.1 million decrease in laboratory contract services and a $2.6 million decrease in clinical trial related expenses as a result of the timing of manufacturing and other research activities in the CX-072 study and the termination of the CX-072-002 study to evaluate the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma.

•	The decrease in CX-2009 expenses was primarily due to a $1.0 million decrease in clinical trial related expenses due to the pause in clinical activity related to the COVID-19 pandemic.

•

The decrease in CX-2029 expenses was primarily due to a decrease of $0.7 million in laboratory contract services and a decrease of $0.3 million in clinical trial related expenses resulting from the timing of manufacturing and other research activities.

•

The increase in “Other wholly owned and partnered programs” was primarily due to an increase of $2.6 million in laboratory contract services for the Amgen EGFR project as it ramped up during the IND-enabling phase, and an increase of $1.7 million in laboratory contract services largely related to the EpCAM program that began in December 2019 under the ImmunoGen 2019 License Agreement.

The decrease in research and development expenses for the nine months ended September 30, 2020 compared to the corresponding period of 2019 was attributable to the following changes by project:

•

The decrease in CX-072 expenses was primarily due to $4.7 million decrease in clinical trial related expenses and a $3.3 million decrease in laboratory contract services as a result of the timing of manufacturing and other research activities in the CX-072 study and the termination of the CX-072-002 study to evaluate the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma.

•

The increase in CX-2009 expenses was primarily due to a $3.0 million licensing payment to ImmunoGen for achieving the milestone of the first dosing of a patient in the CX-2009 Phase 2 clinical trial during the first quarter of 2020, offset by a $1.1 million decrease in clinical trial related expenses due to the pause in clinical activity related to the COVID 19 pandemic.

•

The decrease in CX-2029 expenses was primarily due to a decrease of $3.7 million in laboratory contract services resulting from the timing of manufacturing and other research activities, partially offset by a $1.4 million increase in sublicense fee expense to UCSB related to the $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement.

•

The increase in “Other wholly owned and partnered programs” was primarily due to a $6.0 million sublicense fee payment to UCSB related to the $80.0 million upfront payment under the Astellas Agreement during the first quarter of 2020, an increase of $5.2 million in laboratory contract services related to the Amgen EGFR project as it ramped up during the IND enabling phase, and an increase of $1.7 million in laboratory contract services largely related to the EpCAM project that began in December 2019.

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

•	The increase in internal costs was primarily due to increase in personnel-related expenses.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
General and administrative expenses	$8,634	$8,463	$171	$26,886	$27,548	$(662)

General and administrative expenses increased by $0.2 million during the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was attributable to an increase of $0.5 million in professional services primarily related to legal expenses for new patent filings and maintenance and other legal matters, partially offset by a decrease of $0.3 million in personnel related expenses largely due to a decrease in stock-based compensation driven primarily by increased cancellations of stock options due to employee departures as well as decreases in the grant date fair values of new option grants due to decreases in prices of our common stock during the current year.

General and administrative expenses decreased by $0.7 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019. The decrease was attributable to the following:

•

a decrease of $2.1 million in personnel-related expense primarily due to a decrease in stock-based compensation driven primarily by increased cancellations of stock options due to employee departures as well as decreases in the grant date fair values of new option grants due to decreases in prices of our common stock during the current year;

•	a decrease of $0.4 million in travel related expenses due to decrease in business travel activities; and

•	a decrease of $0.2 million in general overhead expenses due to an increased allocation to the research and development function proportionally based on headcount;

The above decreases were offset by the following:

•	an increase of $1.2 million in outside professional services primarily related to legal services for new patent filings and maintenance, business development and other legal matters; and

•	An increase of $0.8 million in office lease maintenance expenses and business insurance.

Interest Income and Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$200	$1,997	$(1,797)	$1,730	$6,854	$(5,124)
Other income (expense), net	(15)	22	(37)	1	(126)	127
Total interest and other income	$185	$2,019	$(1,834)	$1,731	$6,728	$(4,997)

Interest Income

Interest income decreased $1.8 million and $5.1 million during the three and nine months ended September 30, 2020, respectively compared to the corresponding periods in 2019. The decreases were primarily attributable to lower average cash, cash equivalents and short-term investments during 2020 and lower interest rates as we experienced a sharp decrease in interest rates starting in March 2020.

Other Income (Expense), Net

Other income increased $0.1 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019.  The increase was primarily attributable to a decrease in foreign currency losses resulting from the strengthening of the U.S. dollar against the Euro and British Pound Sterling.

Benefit From Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Benefit from income taxes	$-	$-	$-	$(13,911)	$(6)	$(13,905)

There was no income tax expense for the three months ended September 30, 2020 and 2019, respectively as we were in a taxable loss position and we had minimal changes in our unrealized gain on available for sale debt securities.

Income tax benefit increased by $13.9 million during the nine months ended September 30, 2020, compared to the corresponding period in 2019.  The income tax benefit of $13.9 million for the nine months ended September 30, 2020, was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a tax refund of taxes paid for 2018.  The income tax benefit of $6,000 for the nine months ended September 30, 2019, resulted from an unrealized gain on the available for sale securities recorded in other comprehensive income during the period.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $321.1 million and an accumulated deficit of $435.4 million, compared to cash, cash equivalents and short-term investments of $296.1 million and an accumulated deficit of $417.2 million as of December 31, 2019. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and a subsequent stock offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$22,686	$(111,001)
Net cash (used in) provided by investing activities	(38,173)	26,844
Net cash provided by financing activities	3,872	1,226
Net decrease in cash and cash equivalents	$(11,615)	$(82,931)

Cash Flows from Operating Activities

During the nine months ended September 30, 2020, cash provided by operating activities was $22.7 million, which consisted of a net loss of $18.2 million, adjusted by non-cash charges of $13.0 million and a net increase of $27.9 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $11.4 million in stock-based compensation and $1.9 million in depreciation and amortization, which amounts were partially offset by $0.3 million in accretion of discounts on our short-term investments.

The change in our net operating assets and liabilities was primarily due to:

•

a net increase of $46.8 million in deferred revenue resulting primarily from the $80.0 million upfront payment from Astellas as well as the $40.0 million milestone payment from AbbVie, partially offset by the continued recognition of deferred revenue from existing and new customers, including the $26.6 million revenue recognized in the first quarter of 2020, which reflected the percentage completed to-date on the project under the CD71 Agreement when the $40.0 million milestone was earned in the first quarter of 2020;

•	an increase of $0.6 million in cash flows from other assets related to clinical expense deposits;
•

a decrease of $11.5 million in cash flows from prepaid expenses and other current assets, which included a $13.1 million income tax receivable resulting from a carryback of net operating loss incurred in 2019 to the preceding years as permitted by the CARES Act;

•	a decrease of $7.2 million in accrued liabilities primarily due to payment of $7.5 million for the ImmunoGen 2019 License;
•	a decrease in cashflow of $0.5 million from accounts receivable primarily related to research and development service fees due from Astellas pursuant to the Astellas Agreement; and
•	a decrease in cashflow of $0.3 million from accounts payable.

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

•

a decrease of $22.1 million in accrued liabilities and income tax payable due to the payment of $13.7 million for our 2018 estimated income tax liability; $3.8 million in sublicense fee and $4.6 million in other liabilities during the nine months ended September 30, 2019;

•	an increase of $0.4 million in cash flows with $0.2 million from prepaid expenses and other current assets and $0.2 million from accounts payable.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $38.2 million, which consisted of $189.0 million used in the purchase of short-term investments and $1.9 million of capital expenditures used to purchase property and equipment, partially offset by $152.7 million in proceeds received upon the maturity of marketable securities.

During the nine months ended September 30, 2019, cash provided by investing activities was $26.8 million, which consisted of $179.2 million in proceeds received upon the maturity of marketable securities, partially offset by $149.5 million used in the purchases of short-term investments and $2.8 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020 and 2019, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the three months ended September 30, 2020, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $321.1 million as of September 30, 2020 and cash, cash equivalents and short-term investments of $296.1 million as of December 31, 2019, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of September 30, 2020, a hypothetical 100 basis point change in interest rates would not have a material effect in the fair value of the portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  We filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The parties have agreed to a case schedule, which is pending Court approval.  Discovery is in the initial phases.  We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of CX-2009 as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of CX-072 after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Since then, we have revised our strategy for developing CX-2009 and we revised the study to be a new Phase 2 study.  While we intend to initiate our Phase 2 clinical trial for CX-2009 and to initiate Phase 2 expansion cohorts for CX-2029 in the fourth quarter of 2020, we cannot be assured that the impact of the COVID-19 pandemic on clinical trial planning will allow us to proceed in 2020, or that site initiation, patient recruitment or other clinical trial activities will not be delayed.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $435.4 million and $417.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates.  We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we begin to enroll patients in our Phase 2 clinical trial of CX-2009, our PDC candidate directed against CD166, as monotherapy or in combination with CX-072 in patients with breast cancer, as we begin enrollment of patients in our Phase 2 expansion trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie Inc., and as we advance into later trials and new trials for these and other programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2020, we had $321.1 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we begin to enroll patients in our Phase 2 clinical trial of CX-2009 as monotherapy or in combination with CX-072 in patients with breast cancer, and as we begin enrollment of patients in our Phase 2 expansion trial of CX-2029. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure or termination for strategic reasons. For example, in 2017 we initiated Phase 1/2 clinical trials of CX-072, which expanded to a Phase 2 trial in 2019 study evaluating the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma.   In March 2020, we made the strategic decision to terminate that trial. In 2017 we initiated a Phase 1/2  clinical trial of CX-2009 and in 2019, we initiated a Phase 2 expansion trial of CX-2009 in patients with hormone receptor (ER, PR) positive, HER2 negative breast cancer. That Phase 2 expansion trial was paused in early 2020 due to COVID-19. Recently, we revised our strategy for developing CX-2009 and expect to initiate a new Phase evaluation of CX-2009 alone or in combination with CX-072 in patients with breast cancer. We also initiated our Phase 1/2 clinical trial of CX-2029, our PDC candidate directed against CD71 in collaboration with AbbVie, for the treatment of cancer in June 2018.  In addition, in 2019 Bristol Myers Squibb initiated enrollment in a randomized Phase 2 cohort expansion in its ongoing Phase 1/2 clinical trial for BMS-986249, an anti-CTLA-4 Probody and initiated a Phase 1/2 trial for BMS-986288, a second anti-CTLA-4 Probody, both of which are underway.  It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond CX-072, CX-2009, CX-2029, BMS-986249 and BMS-986288 is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

We are very early in our development efforts, with only three product candidates, CX-072, CX-2009 and CX-2029, currently in early stage clinical development.  In addition, Bristol Myers Squibb is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a randomized cohort expansion trial of a Phase 1/2 clinical trial that it initiated in January 2018, and BMS-986288, a second anti-CTLA-4 Probody, in a Phase 1/2 trial it initiated in 2019.  We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we have reported preliminary data from our clinical trials of CX-072 and CX-2009 at various meetings and at our CytomX 2019 R&D Day.  We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, as a result of the COVID-19 or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

In May 2020, we reported that the administration of monotherapy CX-072 has been generally well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2.  At that time, we also reported that of the 114 monotherapy patients treated with 10 mg/kg every two weeks and who were evaluable for safety, 10 (9%) of patients experienced a grade ≥3 TRAE, and 2 (2%) experienced grade ≥3 immune related adverse events (irAEs), with 2 (2%) TRAEs leading to treatment discontinuation.  In June 2019, we also reported that at the 10 mg/kg dose the anti-drug antibody (“ADA”) rate was approximately 62%.  While we do not believe this ADA is impacting our ability to reach targeted drug exposures, we cannot provide assurance that the rate will not change or that it will not later limit drug exposure or cause severe adverse events. We also cannot provide assurance that the rates and the types of adverse events will not increase with time as more patients are treated in ongoing or future studies.

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

Administration of CX-2009 has also been generally well tolerated with most reported TRAEs being Grade 1/2. In May 2020, we announced that 34/92 (37%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders.  We cannot guarantee that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies.

The results of our future clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events.  For example, in October 2019, we announced the initiation of our first Phase 2 clinical trial of CX-072 at a dose level of 10 mg/kg in combination with ipilimumab at a dose level of 3 mg/kg.  This dose of ipilimumab in combination with another PD agent, Opdivo® (nivolumab), is often not tolerated by patients.  While we believe our Phase 1 clinical data supports this combination, only further clinical testing will determine whether such a combination is tolerable for patients.  However, in March 2020, we made the strategic decision to terminate the Phase 2 study evaluating CX-072 in combination with ipilimumab. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

In May 2020, we announced that CX-2029 was generally well tolerated at doses up to 3 mg/kg with the most common TRAEs being infusion related reactions, anemia and neutropenia/leukopenia.  Grade 3 or greater hematologic TRAEs, anemia and neutropenia, were dose dependent, with anemia being managed with transfusions and supportive care. The etiology of anemia is under investigation and is likely to be multi-factorial, including MMAE-related and CD71 expression on red blood cell precursors.  While we believe these TRAEs are manageable, there can be no assurance that the rate or severity of any of these side effects will not increase over time with more patients being treated in ongoing or future studies.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. As there are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with thousands of clinical trials exploring the use of PD-1 and PD-L1 agents, there was no assurance that patients would choose to enroll in our clinical trial. While that trial is fully enrolled, there can be no assurance that further trials with CX-072 or our other drug candidates will not be adversely affected by a limited patient population.  Our clinical trials of CX-2009 and CX-2029 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. Our clinical trials of CX-2009 and CX-2029 are also competing with thousands of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including Bristol Myers Squibb’s ongoing Phase 2 clinical trial, face similar and additional risks relating to enrollment.  We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.  Any delays relating to patient enrollment could cause significant delays in the timing of our clinical trials or the clinical trials of our collaborators, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements, including, most recently, the agreement that we entered into with Astellas in March 2020, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If our development partners do not select additional targets and we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-072, CX-2009 and CX-2029, we will need to manufacture them in large quantities. To date we have generally been able to successfully manufacture CX-072, CX-2009 and CX-2029 for our ongoing early stage clinical trials. However, in November 2019, we had a production failure at one of our contract manufacturers that manufactured CX-072 for our Phase 1/2 clinical trial and for our future trials. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we have taken sufficient steps to assure our current supply of CX-072 clinical trial drug product for our ongoing clinical trial and planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-072, CX-2009, CX-2029 or any other clinical trial drug candidates on our planned timeline or at all.  Furthermore, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for CX-2009, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability and to increase the term of stability for CX-072 drug product and we are scaling up CX-2009 drug product for late stage clinical trials and commercialization.  However, we may have to start late stage trials with our early clinical trial drug product and switch to late stage or commercial drug product mid trial.  In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late stage or commercial material to assure comparability between the earlier trial material and the late stage or commercial material.  Changing formulation and scaling up the process is a complicated and difficult task.  While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are not able to scale up our manufacturing capabilities with respect to CX-072, CX-2009 or any of our other product candidates, increase the life of drug stability of CX-072 or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize CX-072 or such other product candidates in a timely manner or at all.

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

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies, such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, Celgene, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA.  Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Xilio, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seattle Genetics are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Immunomedics, ImmunoGen, Seattle Genetics, Pfizer, Roche Holding Ltd. and Takeda.    Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies.  Any of these companies may be well-capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our president and chief executive officer, and Amy C. Peterson, M.D., our chief development officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for therapeutic biologics or modifications to approved therapeutic biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most  inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 2, 2020 through December 31, 2020, unless additional

Congressional action is taken.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and regulations promulgated thereunder, which imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

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

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the European Union General Data Protection Regulation, or GDPR, became effective, implementing more stringent requirements in relation to our use of personal data relating to individuals located in the E.U. (and E.E.A.). The GDPR is directly applicable in all E.U. and E.E.A. member states. The GDPR significantly increased fining levels to up to 4%

total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. Further, following the withdrawal of the United Kingdom from the E.U. and the expiry of the transition period, from January 1, 2021, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, with each regime having the ability to issue substantial fines. The relationship between the United Kingdom and the E.U. in relation to certain aspects of data protection law remains unclear, including how data transfers between E.U. member states and the United Kingdom will be treated. These changes may lead to additional compliance costs and could increase our overall risk. We will be subject to the GDPR where we have an E.U. presence or “establishment” (e.g., E.U. based subsidiary or operations), when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or offering approved products or services (if relevant) to E.U. and E.E.A. based data subjects (regardless of whether involving our E.U. based subsidiary or operations).

The GDPR sets out a number of requirements that must be complied with when handling the personal data of such data subjects within the E.U. and the E.E.A. including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual (even, in certain situations, where such data is key coded) are all classified as “special category” data under GDPR and afford greater protection and require additional compliance obligations. Further, E.U. and EEA member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows E.U. and E.E.A. member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes).

We will also be subject to evolving E.U. laws on data export, where we transfer data outside the E.U. (or E.E.A.) to group companies or third parties. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the E.E.A. to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the E.E.A. to United States entities which had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. These recent developments will require us to review and amend the legal mechanisms by which we transfer personal data from the E.E.A. to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the E.U., marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions to business to business communications and significantly increases fining powers to the same levels as GDPR (see above).  Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

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

Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and increase the cost of our operations. We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

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

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 36% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.3	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Amended and Restated Investors’ Rights Agreement dated as of June 12, 2015, by and among CytomX Therapeutics, Inc. and the investors named therein.	S-1	8/28/2015	4.2

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

10.1††	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between CytomX Therapeutics, Inc. and Pfizer, Inc.				X

10.2††	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol-Myers Squibb Company.				X

10.3†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

†	Certain confidential portions of this exhibit have been omitted from this exhibit in accordance with Regulation S-K 601(b)(10).

††

Certain confidential portions of this exhibit have been omitted from this exhibit in accordance with Regulation S-K 601(b)(10). Exhibit being refiled upon expiration of confidential treatment previously granted by the SEC.

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

CytomX Therapeutics, Inc.

Date: November 5, 2020	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Carlos Campoy
Carlos Campoy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)