Form 10-K
period 2020-12-31
CytomX Therapeutics, Inc.
filed 2021-02-24
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $379.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2020 of $8.33 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 2, 2021, 64,784,355 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•	the extent to which the COVID-19 pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition;

•	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates and therapeutics developed utilizing our Probody® platform technology;

•

the initiation, timing, progress and results of our ongoing clinical trials, research and development programs, preclinical studies, and Investigational New Drug application (“IND”), Clinical Trial Application, New Drug Application (“NDA”), Biologics License Application (“BLA”); and other regulatory submissions;

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We aim to build a commercial stage enterprise to maximize our impact on the treatment of cancer. We are advancing potential first-in-class and best-in-class antibody-based therapeutics created using our Probody® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Our proprietary and unique Probody technology platform is designed to enable “conditional activation” of antibody-based drugs within the tumor while minimizing drug activity in healthy tissues and circulation. Our platform is built on a strong foundation of tumor biology expertise including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often poorly regulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our Probody therapeutic platform which allows us to genetically engineer therapeutic antibodies to contain protease-cleavable masks. Our masking strategy is designed to reduce antibody binding to targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor. We believe this innovative approach has the potential to improve cancer treatment in three ways:

1)	Enhancing a potential product’s “therapeutic window,” the balance between tolerability and activity;
2)	Allowing the pursuit of high potential targets that were previously considered “undruggable” due to their ubiquitous expression on normal tissues; and
3)	Enabling the development of new combination therapies that are otherwise poorly tolerated.

We have entered into multiple partnerships with some of the world’s leading biotech and pharmaceutical companies, including AbbVie Inc., (“AbbVie”), Amgen, Inc. (“Amgen”), Astellas Pharma Inc. (“Astellas”), and Bristol Myers Squibb Company (“Bristol Myers Squibb”), which allow us to broaden the application of our technology and potentially expedite the development of Probody therapeutics.

We have utilized our Probody platform to build a promising pipeline of conditional Probody therapeutics that encompasses five novel product candidates, four of which are in Phase 2 clinical studies. These investigational products include the conditionally activated antibody-drug conjugates (“ADCs”) praluzatamab ravtansine (CX-2009, targeting CD166) and CX-2029 (targeting CD71), and the Probody immune checkpoint inhibitors pacmilimab (CX-072, targeting PD-L1) and BMS-986249 (targeting CTLA-4). We also have two preclinical agents in investigational new drug (“IND”)-enabling studies - a conditionally activated ADC targeting EpCAM/Trop-1 (CX-2043) and a conditionally activated T-cell engaging bispecific antibody targeting EGFR and CD3 (CX-904).

CytomX Pipeline of Conditionally Activated Probody Therapeutics

In 2020, we focused our internal clinical development efforts on advancing praluzatamab ravtansine (CX-2009) and CX-2029, two of our conditionally activated ADCs, into Phase 2 clinical studies. The Phase 2 clinical study of praluzatamab ravtansine is focused on breast cancer, evaluating both monotherapy and the combination with pacmilimab, our wholly-owned anti-PD-L1 conditionally activated checkpoint inhibitor. CX-2029 is being evaluated as monotherapy in a Phase 2 clinical study in four different cancer types, including squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma (“DLBCL”). Our partner, Bristol Myers Squibb is continuing the clinical development of two Probodies, BMS-986249 and BMS-986288, directed against the checkpoint target CTLA-4. In a Phase 1/2 clinical trial, BMS-986249 is being evaluated in a randomized fashion in patients with previously-untreated metastatic melanoma. In addition, the trial has been modified to include three additional single-arm cohorts: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer and unresectable locally advanced or metastatic triple-negative breast cancer (“TNBC”). BMS-986288 continues to be evaluated in a Phase 1 clinical study. Our conditionally activated ADC, CX-2043, targets Trop-1 or epithelial cell adhesion molecule (“EpCAM”) and we are working towards a potential IND filing in late 2021. Additionally, our collaboration with Amgen has advanced our first T-cell-engaging bispecific antibody targeting the CD3 receptor on T cells and the epidermal growth factor receptor (“EGFR”) on tumor cells. We are working towards a potential IND filing for CX-904 in late 2021.

Praluzatamab ravtansine (CX-2009)

Our wholly-owned lead product candidate, praluzatamab ravtansine, is a potential first-in-class conditionally activated ADC directed against CD166, a tumor target previously considered undruggable due to its high expression on normal tissues. Because praluzatamab ravtansine is designed to remain masked in circulation, in order to minimize its binding to normal tissues, we believe we can address this new target that is poorly suited for conventional ADCs because of its widespread presence on normal cells and tissues. We have completed and previously reported data from a Phase 1 dose-finding, multi-cohort study involving heavily-pretreated patients in which we observed encouraging anti-cancer activity in patients with TNBC and hormone receptor-positive (“HR+”), human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer, among others. In December 2020, we initiated a new three-arm Phase 2 study in these two breast cancer subtypes, using 7 mg/kg administered every three weeks as the recommended dose. The first two arms, Arms A and B, will evaluate praluzatamab ravtansine as monotherapy; Arm A in patients with HR+, HER2-non-amplified breast cancer and Arm B in patients with TNBC. Arm C will study praluzatamab ravtansine in combination with pacmilimab (CX-072) in patients with TNBC. We expect initial data to be available in the fourth quarter of 2021.

CX-2029

Our second lead conditionally activated ADC is CX-2029 which we are advancing in a global co-development collaboration with our partner AbbVie. This program is intended to open a therapeutic window for targeting CD71, also known as the transferrin receptor 1 (“TfR1”). CD71 is a cell surface protein essential for iron uptake in dividing cells and is highly expressed in a number of solid and hematologic cancers. However, given its central role in iron metabolism, CD71 is present on most healthy cells and is thought to be undruggable with conventional ADCs. In 2020, we completed the Phase 1 dose-escalation phase of our ongoing Phase 1/2 study of CX-2029, for which we received a $40 million milestone payment from AbbVie. In November 2020, we expanded this study into a four-cohort Phase 2 cohort expansions evaluating CX-2029 as a monotherapy at the dose of 3 mg/kg administered every three weeks in patients with sqNSCLC, HNSCC, esophageal and gastro-esophageal junction cancers, and DLBCL. Initial data are expected in the fourth quarter of 2021.

BMS-986249 and BMS-986288

In collaboration with our partner, Bristol Myers Squibb, we are studying two CTLA-4-directed Probody therapeutics generated with our Probody platform. BMS-986249, a Probody version of ipilimumab, was advanced in February 2020 into a randomized Phase 2 study in combination with the PD-1 inhibitor nivolumab in patients with previously-untreated metastatic melanoma, triggering a $10.0 million milestone payment to us. This study has been modified to include three additional single-arm cohorts: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer, and unresectable locally advanced or metastatic TNBC. The second anti-CTLA-4 antibody BMS-986288, a Probody version of non-fucosylated ipilimumab, is being examined in a Phase 1 study as monotherapy and in combination with nivolumab in patients with selected advanced solid tumors.

Preclinical programs

We are working towards submitting INDs during 2021 for two of our preclinical programs, CX-2043 and CX-904.

CX-2043 is our third conditionally activated ADC and is directed against Trop-1 or EpCAM, another target that is highly expressed on a wide variety of tumor types but is considered difficult to drug due to its wide expression on normal tissues. This program was originally developed by ImmunoGen, Inc. (“ImmunoGen”), utilizing our Probody technology and ImmunoGen’s next-generation linker chemistry and novel maytansinoid payload, DM-21. We in-licensed exclusive worldwide development and commercialization rights to CX-2043 from ImmunoGen in 2019.

CX-904 is our most advanced program in the new and promising modality of T-cell engaging bispecific antibodies (“TCBs”). CX-904 is a conditionally activated epidermal growth factor receptor-CD3 (“EGFR-CD3”) TCB which we have partnered with Amgen. While TCBs are designed to direct the activity of cytotoxic T cells to tumors and are highly potent, their development for solid tumor indications has been challenging due to significant on-target, off-tumor toxicities. We believe such toxicity could be reduced using our Probody platform by localizing the activity of TCBs to the tumor microenvironment.

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

Our Corporate Strategy

We are utilizing our industry-leading, proprietary, and differentiated Probody platform to develop a robust pipeline of antibody-based therapies to improve the lives of people with cancer and to build a long-term, multi-product, commercial-stage biopharmaceutical company. We aim to achieve this goal by:

•

Advancing potentially first-in-class therapies against high potential, novel targets that have not yet been drugged because of broad expression in healthy tissue. Our conditionally activated ADCs, praluzatamab ravtansine (CX-2009) and CX-2029, targeting CD166 and CD71, respectively, are our most advanced programs in this class.

•

Developing novel and improved combination therapies based on validated immuno-oncology targets and pathways that have the potential to improve outcomes for cancer patients. Our partner, Bristol Myers Squibb, is progressing two Probody anti-CTLA-4 inhibitors, BMS-986249 and BMS-986288, in combination with nivolumab, a PD-1 inhibitor. We are studying our conditionally activated anti-PD-L1 therapeutic candidate, pacmilimab (CX-072), in combination with praluzatamab ravtansine in patients with TNBC.

•

Positioning ourselves at the cutting edge of anti-cancer research and development by creating new potent therapeutic antibody formats. We are working towards filing an IND in late 2021 for CX-904, our conditionally activated version of an EGFR-CD3 T-cell engaging bispecific that we have partnered with Amgen.

•

Partnering with leading global biopharmaceutical companies to access capital, additional resources and expertise, as well as increase the number of Probody therapeutic candidates being advanced into clinical studies. To date, we have formed several strategic alliances with major multinational drug companies, including AbbVie, Amgen, Bristol Myers Squibb, and most recently in 2020, Astellas.

•	Continuing to access technologies or programs that complement our Probody platform and our pipeline through licenses or acquisitions.

•	Fostering a unique, patient-focused culture of execution, alignment and accountability centered around our vision, mission and values.

Our Probody Platform

Localization of therapeutic antibody activity within disease tissue is of increasing interest in the biopharmaceutical industry due to the desire to maximize the activity of antibody-based biologics while reducing their toxicities. At CytomX, we call our approach to therapeutic antibody localization our Probody platform. A Probody therapeutic consists of three components: an active anti-cancer antibody, a mask for the antibody, and a protease-cleavable linker which connects the mask to the antibody. The mask is a peptide designed to disguise the active binding site of the antibody to prevent the therapeutic from binding to the target present on healthy tissue. Probody therapeutics are produced as a single protein by standard antibody production methodology. The following graphic depicts the three components of a Probody therapeutic:

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

Depiction of how a Probody therapeutic is designed to enter the tumor microenvironment (left), be activated by protease cleavage to remove the mask (middle), thereby enabling the released antibody to bind to the tumor target (right)

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by multiple mechanisms, with only small amounts of extracellular protease activity being detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. Probody therapeutics are designed to be activated in this protease-rich tumor microenvironment, but not in healthy tissue where proteases are under tight control. Consequently, toxicities that arise from the binding of an antibody to a target in healthy tissues can be minimized, while biological activity against the tumor where it is desired can be preserved. We and our partners have demonstrated the potential applicability of our Probody platform across multiple modalities, including ADCs, cancer immunotherapy, and TCBs.

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

•

Ability to combine more effectively with other therapies. We believe the therapeutic window and tumor specificity of our candidates have the potential to reduce the dose-limiting toxicities observed in combination therapies and thus enable new combinations with other cancer therapies that are difficult or impossible to use.

•

Applicability across many molecular targets. We believe that our technology addresses many different molecular targets expressed by many different kinds of tumors—including targets that are difficult to address because they are also expressed on healthy cells—because Probody therapeutics are designed to have limited interaction with non-cancerous tissues.

•	Versatility across antibody modalities. We believe that our technology can be applied to most antibody-based therapies, including novel potent modalities like ADCs and TCBs.

Our Lead Product Candidates

We are leveraging our Probody platform to build a robust pipeline of potential first-in-class anti-cancer therapies. We currently retain worldwide development and commercialization rights to two of our most advanced Probody therapeutics in the clinic, praluzatamab ravtansine (CX-2009) and pacmilimab (CX-072). Additionally, we are advancing multiple partnered development programs in the clinic, including CX-2029, an anti-CD71 conditionally activated ADC in collaboration with AbbVie, as well as BMS-986249 and BMS-986288, our anti-CTLA-4 Probody programs partnered with Bristol Myers Squibb.

Praluzatamab Ravtansine (CX-2009: CD166-Directed Conditional ADC) Program

Although there are several ADCs approved for the treatment of cancer in the United States and elsewhere, conventional ADCs have been restricted to targeting proteins that are expressed highly in tumors, but are absent or poorly expressed in healthy tissues, in order to avoid undesirable toxicities. However, few cancer-associated proteins have this desirable profile, thereby limiting the utility of conventional ADCs.

We have a broad research program at CytomX aimed at discovering and validating a new class of ADCs taking advantage of the fact that Probody therapeutics are designed to reduce binding of potent anti-cancer therapy to targets in healthy tissues while increasing binding to target in tumor tissue. We believe this unique, conditional approach can open up new classes of ADC targets that were previously deemed unsuitable because of expression on normal tissues. Our therapeutic strategy with conditional ADCs is to leverage targets to achieve binding to tumor cells, and to effect cancer cell killing via a cytotoxic payload conjugated to the antibody. We do not mask the cytotoxic payload in our conditional ADCs and therefore some payload-related toxicities are expected. However, our Probody platform is designed to minimize on target toxicities that otherwise may occur with traditional ADCs. While payload toxicities are still anticipated, they may offer an indication that therapeutically active levels of the drug conjugate are being achieved.

Our lead product candidate is praluzatamab ravtansine, a wholly-owned conditionally activated ADC directed against CD166, a novel cell surface target that we have validated at CytomX. CD166 is highly and homogenously expressed in multiple different tumor types but its high expression on normal tissues makes this a difficult target to drug with a traditional ADC therapy.

As the first ADC that targets CD166, praluzatamab ravtansine is made up of a humanized, conditionally activated antibody that recognizes CD166 and is conjugated with the potent microtubule inhibiting payload DM4, licensed from ImmunoGen. In May 2020 at the American Society of Clinical Oncology annual meeting (ASCO), we reported data from an ongoing Phase 1 dose-finding, multi-cohort study, in which 96 heavily-pretreated patients were enrolled to receive praluzatamab ravtansine at escalating doses of 0.25 - 10 mg/kg every 3 weeks, or 4 - 6 mg/kg every 2 weeks. Seven tumor types with high CD166 expression were included in this study: breast carcinoma, epithelial ovarian carcinoma, NSCLC, HNSCC, cholangiocarcinoma, endometrial carcinoma, and castration-resistant prostate carcinoma. Praluzatamab ravtansine was generally well tolerated at doses up to 7 mg/kg administered every three weeks, with no dose-limiting toxicities reported at doses up to 7 mg/kg. DM4-related toxicities, including ocular, neuropathic, and hepatic were higher in frequency at dose equivalents greater than 7 mg/kg dosed at every three weeks compared to 7 mg/kg or lower. The occurrence and severity of ocular adverse events were dose dependent: 20% of patients dosed at ≥8 mg/kg experienced Grade 3+ ocular adverse events; one patient treated at doses ≤ 7 mg/kg had a Grade 3+ ocular adverse event. Preliminary pharmacokinetic (“PK”) data showed that praluzatamab ravtansine circulates predominantly intact at all doses and PK is not strongly influenced by target-mediated drug disposition or anti-drug antibodies.  Evidence of anti-cancer activity for CX-2009 was observed in patients with several tumor types including breast cancer, ovarian cancer and NSCLC.

These results were updated at the 2020 San Antonio Breast Cancer Symposium with particular focus on our clinical experience with CX-2009 in breast cancer. At the time of data cutoff in August 2020, 32 patients with HER2– breast cancer who received ≥4 mg/kg of praluzatamab ravtansine were response evaluable. Two confirmed partial responses were observed in patients with HR+, HER2– subtype, while three unconfirmed responses were observed in patients with TNBC. Clinical benefit rates of 41% and 28% were observed at 16 and 24 weeks (“CBR16” and “CBR 24”), respectively, with all four patients with TNBC who achieved CBR16 maintaining it at CBR24. Adverse events were consistent with data previously reported.

HR+/Her2-
TNBC
125
100
75
50
25
0
-25
-50
-75
-100
Change in Target Lesions Size (%)
Best Response in Target Lesions

Observed Clinical Activity in Breast Cancer with Praluzatamab Ravtansine (CX-2009) at Doses ≥4 mg/kg Q3W

Importantly, responses were durable with some patients having their responses extended to almost one year, as shown in the spider plot below.

Dose Level
5 mg/kg
6 mg/kg
7 mg/kg
8 mg/kg
9 mg/kg
10 mg/kg
6 (Q2W) mg/kg
4 mg/kg
4 (Q2W) mg/kg
Response
NE
PD: Progressive Disease
PR: Partial Response
SD: Stable Disease
Percent Change in Tumor Burden from Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100
0
8
16
24
32
40
48
56
64
Weeks Since Treatment Initiation
*Patient still on study.
**Dose reduced (to 4 Q2W).
#PD in non-target/new lesions.
CR in target lesions

Observed Responses and Durability in Breast Cancer with Praluzatamab Ravtansine (CX-2009) at Doses ≥4 mg/kg Q3W

Based on these encouraging early data, we have launched a new three-arm Phase 2 study in HER2-non amplified breast cancer.

Design of the Praluzatamab Ravtansine (CX-2009) Phase 2 study

Initial data are expected in the fourth quarter of 2021.

According to the American Cancer Society, an estimated 284,200 new cases of breast cancer are expected in the United States in 2021, making it the most frequently diagnosed cancer in women. HR+/HER2‒ and TNBC subtypes, collectively HER2-non-amplified, is the largest segment of breast cancer, accounting for greater than 80% of patients with advanced breast cancer. Patients with HR+ breast cancer are treated with hormone-based therapy, which can be single-agent or combination therapy (including CDK4/6 or mTOR inhibition). If the cancer progresses, patients may require more aggressive cytotoxic chemotherapy. The patients that progress despite these therapies represent a significant unmet need for more efficacious treatment options.

CX-2029 (anti-CD71 Conditional ADC) Program in Collaboration with AbbVie

We are collaborating with AbbVie on the development of CX-2029, a CD71-directed conditionally activated ADC. CD71, also known as TfR1, is a cell surface protein that is essential for iron uptake in dividing cells. CD71 is highly expressed in a number of solid and hematologic cancers and has attractive molecular properties for efficient internalization of ADCs and cytotoxic payloads to tumor cells. However, CD71 is present on most healthy cells, and is thought to be an undruggable target with conventional ADCs. Our preclinical work has shown that conventional ADC to CD71 is lethal at sub-therapeutic doses, rendering it an undevelopable drug.

We used our Probody platform to design and construct CX-2029, a conditionally activated anti-CD71 ADC conjugated with the tubulin inhibitor, monomethyl auristatin E (“MMAE”), as the payload. In preclinical studies, CX-2029 demonstrated potent anticancer effects in various animal tumor models. For CX-2029 to be effective in patients, we believe we need to achieve dose levels in the 2 - 4 mg/kg range in cancer patients.

In 2020, we completed the dose-escalation phase of an ongoing Phase 1/2 clinical study, for which we received a $40 million milestone payment from AbbVie.

In May 2020, we disclosed preliminary data from the Phase 1/2 study that forty-five patients with advanced solid tumors had been enrolled into the Phase 1 study to receive CX-2029 intravenously at 8 escalating dose cohorts ranging from 0.1 mg/kg to 5 mg/kg every three weeks. At doses of 0.25 – 5 mg/kg, more than 90 percent of CX-2029 circulated predominantly as the intact species. CX-2029 was generally well tolerated at doses up to 3 mg/kg, with infusion related reactions, anemia, and neutropenia/leukopenia as the most common treatment related adverse events. Anemia and neutropenia are commonly observed with the MMAE payload, and anemia was managed with transfusions and supportive care.  The etiology of anemia is under investigation and is likely multifactorial, including MMAE-related and CD71 expression on red blood cell precursors. No CX-2029 treatment related deaths were reported, and no patient withdrew from the trial due to anemia.

Evidence of target lesion reduction was observed principally in patients with tumors of squamous histology, including confirmed partial responses in two patients with sqNSCLC and in one patient with HNSCC among 21 response-evaluable patients treated at doses ≥2 mg/kg of CX-2029.

Change in Sum of Target Lesions from Baseline (%)
80
70
60
50
40
30
20
10
0
-10
-20
-30
-40
-50
-60
-70
-80
-90
Dose Level
2 mg/kg
3 mg/kg
4 mg/kg
5 mg/kg
* * *
*Confirmed Partial Responses in HNSCC and sqNSCLC
CRC - 2
HCC - 1
CRC - 3
aNSC - 2
aNSC - 3
TC - 1
MPM - 1
HN - 1
PAC - 1
aNSC - 4
PEC - 1
HN - 2
HN - 3
CRC - 7
sNSC - 2
HN* - 4
HN - 5
HN - 6
sNSC - 3
sNSC* - 4
HN* - 7
Best Response in Target Lesions

CRC=Colorectal Cancer, HCC=Hepatocellular carcinoma, aNSC=Non-small cell lung adenocarcinoma, TC=Thyroid carcinoma MPM=Malignant pleural mesothelioma, HN=Head and neck squamous cell carcinoma, PAC=Pancreatic cancer, PEC=Perivascular epithelioid cell tumor, sNSC=Non-small cell lung squamous carcinoma

Observed Clinical Activity with CX-2029 at Doses ≥2 mg/kg Q3W

Durable responses were seen with CX-2029 in responding patients who received doses at ≥2 mg/kg every three weeks, extending their responses to almost six months.

Percent Change in Tumor Burden from Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
0
8
16
24
32
40
Weeks Since Treatment Initiation
* Denotes patients still on treatment
*
*
*
Dose Level
2 mg/kg
3 mg/kg
4 mg/kg
5 mg/kg
Response
PD: Progressive Disease
PR: Partial Response
SD: Stable Disease

Observed Responses and Durability with CX-2029 at Doses ≥2 mg/kg Q3W

Best responses in patients with sqNSCLC and HNSCC who received CX-2029 at doses ≥2 mg/kg every three weeks are shown in the waterfall plot below. One patient with sqNSCLC who was dosed at 1 mg/kg and one patient with HNSCC came off study without a post-baseline assessment are excluded from the plot.

Observed Clinical Activity in sqNSCLC and HNSCC with CX-2029 at Doses ≥2 mg/kg Q3W

The spider plot demonstrating responses and durability for patients with sqNSCLC and HNSCC who received CX-2029 at doses ≥2 mg/kg every three weeks is shown below. CX-2029 showed clinical activity in patients with heavily-pretreated sqNSCLC and HNSCC, with 3 of 4 sqNSCLC patients achieving at least stable disease, including two confirmed partial responses (3 mg/kg, n=1; 5 mg/kg, n=1), and 7 of 8 HNSCC patients achieving at least stable disease, including one confirmed partial response at 3 mg/kg and one prolonged stable disease ongoing at ~25 weeks as of data cut off.

Dose Level: 2 mg/kg 3 mg/kg 5 mg/kg
Response: PR SD PD
Percent Change in Tumor Burden from Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
HNSCC
HNSCC
HNSCC
sqNSCLC
HNSCC
HNSCC
HNSCC
sqNSCLC
sqNSCLC
HNSCC
*Denotes patients still on treatment
0
8
16
24
32
40
Weeks Since Treatment Initiation

Observed Responses and Durability in sqNSCLC and HNSCC with CX-2029 at Doses ≥2 mg/kg Q3W

This study has now expanded into a four-cohort Phase 2 clinical study, evaluating CX-2029 as a monotherapy at the dose of 3 mg/kg, administered every three weeks, in patients with sqNSCLC, HNSCC, esophageal and gastro-esophageal junction cancers, and DLBCL.

Design of the CX-2029 Phase 2 expansion study

Initial results are expected in the fourth quarter of 2021.

Lung cancer is the leading cause of death from all cancers globally, resulting in more than 1.8 million deaths per year. Greater than 80% of lung cancers are NSCLC and the main subtypes of NSCLC are adenocarcinoma, squamous cell carcinoma, and large cell carcinoma, with squamous cell representing approximately 30%. Head and neck cancers include cancers in the larynx, throat, lips, mouth, nose, and salivary glands, and represent the 6th most common cancer worldwide, resulting in 350,000 deaths annually, whereas it is the 8th most commonly diagnosed cancer in the United States, accounting for approximately 11,500 deaths annually. The most common types of esophageal cancer are adenocarcinoma and squamous cell carcinoma, with squamous cell accounting for about 90% of the global annual incidence of 456,000. DLBCL is the most common aggressive subtype of non-Hodgkin lymphoma, constituting up to 40% of cases globally and more than 18,000 people diagnosed with the malignancy each year in the United States. Despite recent advances in cancer treatment, including the advent of immuno-oncology therapy, significant unmet need remains for these four cancer types.

Pacmilimab (CX-072: conditionally activated PD-L1 therapeutic) Program

Our most advanced wholly-owned immuno-oncology product candidate is pacmilimab, a conditionally activated therapeutic against PD-L1, a clinically and commercially validated cancer target. The PD pathway consists principally of two targets: PD-1, which is typically expressed on T-cells, and PD-L1, which is typically expressed on the tumor cells as well as on healthy tissue. In healthy tissue, PD-1 and PD-L1 work together to negatively regulate immune response and maintain tolerance between the immune system and healthy tissue. Tumors, however, upregulate PD-L1 to evade immune surveillance by the host’s immune system. Therefore, development of antibodies against PD-1 and PD-L1 have become a key focal point in cancer drug development, with three PD-1 antibodies nivolumab (Opdivo®), pembrolizumab (Keytruda®), and cemiplimab (Libtayo®) and three PD-L1 antibodies atezolizumab (Tecentriq®), durvalumab (Imfinzi®), and avelumab (Bavencio®) approved by the FDA as of January 2021, with many other PD pathway inhibitors in clinical development. In addition to assessment as single agents, PD-1 and PD-L1 antibodies have been studied extensively as the centerpiece of oncology combination therapies.

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

Combining a PD pathway inhibitor with another anti-cancer agent often results in significantly greater toxicity than monotherapy alone. One example is the combination of atezolizumab and paclitaxel protein-bound, or nab-paclitaxel, which was approved in the United States for the treatment of adult patients with unresectable locally advanced or metastatic TNBC whose tumors express ≥ 1% of PD-L1, as determined by an FDA approved test. According to data reported in 2018 in The New England Journal of Medicine, the combination of atezolizumab at a dose of 840 mg and nab-paclitaxel at a dose of 100 mg per square meter of body-surface resulted in Grade 3/4 treatment related adverse events (“TRAEs”) in 48.7% of the patients treated versus 42.2% in the placebo-nab-paclitaxel group, and drug discontinuations in 6.4% of the patients treated, compared to 1.4% in the placebo group.

We believe that a locally activated Probody therapeutic targeting PD-L1 has the potential to maintain the anti-tumor activity of the PD pathway blockade while reducing the autoimmunity that results from blocking such pathway systemically. As such, we believe that pacmilimab has the potential to enable combination therapies that cannot be appropriately dosed because of synergistic toxicity, and ultimately that pacmilimab may have the potential to play an important role in combination therapy. Pacmilimab may also ultimately prove to be a safer monotherapy than existing PD inhibitors which could have specific applications in certain clinical settings.

In our Phase 1/2 study of pacmilimab as monotherapy in patients with heavily-pretreated cancers we reported in May 2020 that a total of 114 patients with seven different tumor types were enrolled to receive pacmilimab at the 10 mg/kg dose. As of an April 20, 2020 data cutoff, pacmilimab monotherapy continued to demonstrate durable anti-tumor activity in patients with IO-sensitive tumors such as TNBC, anal squamous cell carcinoma, cutaneous squamous cell carcinoma, and tumors with high mutational burden. This conditionally activated therapeutic was generally well tolerated by patients, with Grade 3/4 TRAEs of 10% and 5.9% for patients who received pacmilimab monotherapy < 6 months and ≥ 6 months, respectively. Long term patients experienced fewer (~21%) immune-related adverse events (“irAEs”) and had no grade 3+ irAEs suggesting that tolerability can impact duration of treatment.

Activity and Durability Observed in IO-Responsive Tumors with Pacmilimab Monotherapy at 10 mg/kg Dose

Based on this potentially differentiated profile of a favorable tolerability and clear evidence of anti-cancer activity, we are studying pacmilimab in combination with praluzatamab ravtansine in a Phase 2 study in TNBC.

In 2019, we initiated PROCLAIM-CX-072-002, a Phase 2 clinical study evaluating the conditionally activated anti-PD-L1 pacmilimab in combination with ipilimumab. In March 2020, we made the strategic decision to terminate this study. The decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, along with impact of the COVID-19 pandemic. This decision allowed for resources to be redirected towards our potential first-in-class assets, including the combination of pacmilimab and praluzatamab ravtansine (CX-2009) in TNBC.

BMS-986249 and BMS-986288 (anti-CTLA-4 Probody Therapeutics) Programs in Collaboration with Bristol Myers Squibb

In collaboration with our partner, Bristol Myers Squibb, we are developing BMS-986249 and BMS-986288, Probody versions of ipilimumab. Ipilimumab, sold under the brand name Yervoy®, is a monoclonal antibody that targets CTLA-4, a checkpoint protein receptor that downregulates the immune system. In the United States, ipilimumab has been approved by the FDA to treat melanoma as a single agent and in combination with nivolumab, an anti-PD-1 antibody, for colorectal cancer, hepatocellular carcinoma, malignant pleural mesothelioma, NSCLC, and renal cell carcinoma. While treatment with ipilimumab as a monotherapy or in combination with nivolumab has resulted in clinically meaningful anti-tumor activity in these malignancies, ipilimumab has a narrow therapeutic window and the FDA approved label has a black box warning about potential severe and fatal immune-related adverse events. We believe our CTLA-4-targeting Probody therapeutic may be able to effectively localize the anti-CTLA-4 antibody activity to the tumor microenvironment, thereby limiting systemic toxicities normally seen with ipilimumab, which could improve the benefit/risk profile of anti-CTLA-4 containing treatment regimens.

In an ongoing Phase 1/2 study conducted by Bristol Myers Squibb in patients with advanced cancers, Bristol Myers Squibb reported at ASCO 2020 preliminary data indicating that escalating doses of BMS-986249 ranging from 240 mg to 2400 mg (approximately 3 to 30 mg/kg of ipilimumab) were found to be generally well tolerated, either as a single agent or in combination with nivolumab. In February 2020, Bristol Myers Squibb initiated a randomized Phase 2 study cohort expansion in combination with nivolumab in patients with previously-untreated unresectable stage III-IV melanoma and we received a $10.0 million milestone payment from them.

This study has been modified to include three additional single-arm cohorts: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer, and unresectable locally advanced or metastatic TNBC.

For BMS-986288, a Probody version of non-fuscosylated ipilimumab, Bristol Myers Squibb is evaluating its safety and efficacy alone and in combination with nivolumab in an ongoing Phase 1/2a study in patients with selected advanced solid tumors.

Preclinical Product Candidates and Research

We are actively broadening the application of our Probody platform technology to multiple other product candidates, including additional potential first-in-class conditionally activated ADC product candidates and investigational TCB product candidates.

Anti-Trop-1 (EpCAM) Conditionally Activated ADC Program

Trop-1 or epithelial cell adhesion molecule (“EpCAM”) is a target that is highly expressed on a wide variety of tumor types. It has been, however, a difficult target to drug as it is also expressed widely on normal tissues. An EpCAM-targeting conditional ADC program was initially developed by ImmunoGen utilizing our Probody technology and ImmunoGen’s next-generation linker chemistry and novel maytansinoid payload, DM-21. At the 2018 European Antibody Congress and the 2019 American Association for Cancer Research Annual Meeting, ImmunoGen reported pre-clinical data from this program showing CX-2043 elicited potent tumor regression in multiple tumor models, while minimizing on-target toxicities outside the tumor microenvironment. In late 2019, we obtained a worldwide, exclusive, sublicensable license from ImmunoGen to this anti-EpCAM ADC program, for which we are working towards submitting an IND in late 2021.

Conditionally Activated TCB Platform

We have also extended our Probody platform to the new and promising modality of T-cell engaging bispecific antibodies (“TCBs”).  Conventional TCBs are a highly potent therapeutic modality designed to direct the activity of cytotoxic T cells to tumors. TCBs such as the BiTE, Blincyto®, a CD19-directed TCB commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCBs for solid tumor indications is proving challenging. Due to their high potency, TCBs can target normal tissues with low antigen expression, resulting in significant on-target, off-tumor toxicity that limits dosing to low levels. We are exploring the potential of our Probody technology to improve the therapeutic window for TCBs in solid tumors.

Our most advanced program in this modality is CX-904, a conditionally activated epidermal growth factor receptor-CD3 (“EGFR-CD3”) TCB, which we partnered with Amgen.  In in vitro preclinical studies, CX-904 was shown to reduce cytotoxicity up to 100,000-fold as compared to an unmasked EGFR-CD3 TCB. CX-904 also induced tumor regressions and demonstrated significant anti-tumor activity in established tumor models. Additionally, CX-904 is predicted to be tolerated at efficacious doses in humans. We are working towards submission of an IND in late 2021.

Pre-clinical Research

We continue to conduct extensive research to create future generations of product candidates based on our Probody technology. Our broad Probody therapeutic technology platform and lead product candidates are supported by more than a decade of thorough scientific research and strong intellectual property. We have established a broad worldwide patent estate of at least 150 issued, owned and co-owned patents and at least 325 pending, owned and co-owned patent applications. We also have an exclusive license from University of California, Santa Barbara (“UCSB”) to three patent families covering screening tools to identify masks and substrates.

Our Collaborations

We believe that the Probody platform has broad applicability across a number of targets and antibody formats. We have leveraged strategic partnering to (a) extend the reach of our therapeutic opportunity, and (b) bring in significant non-dilutive capital into the Company. Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb and ImmunoGen, among others, to enable development of certain Probody therapeutics. In constructing each of these collaborations, our primary objectives were to collaborate with leading biopharmaceutical players to realize the potential of Probody therapeutics; gain meaningful near-term funding and/or technology access to enable advancement of our wholly-owned Probody therapeutics pipeline; broaden the number of Probody therapeutics that ultimately reach the clinic; and retain significant milestones, royalties, and in some cases product rights, for long-term upside.

AbbVie Ireland Unlimited Company

In April 2016, we entered into two agreements with AbbVie, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and the Discovery Agreement (the Discovery Agreement, together with the CD71 Agreement are collectively referred to as the “AbbVie Agreements”). Under the terms of the CD71 Agreement, we and AbbVie are co-developing CX-2029, a conditionally activated antibody-drug conjugate (“ADC against CD71, and we are responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. We will assume 35% of the net profits or net losses related to later development unless we opt-out. If we opt-out from participation of co-development of CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of CX-2029.

Under the CD71 Agreement, we received an upfront payment of $20.0 million in April 2016, and a milestone payment of $40.0 million in May 2020 for completion of the dose-escalation phase of the ongoing Phase 1/2 study. We are currently eligible to receive up to $430.0 million in development, regulatory and commercial milestone payments and royalties on ex-US sales in the high teens to low twenties if we participate in the co-development of CX-2029 subject to a reduction in such royalties if we opt-out from the co-development of the CD71 conditionally activated ADC. Our share of later stage co-development costs for CX-2029 is capped, provided that AbbVie may offset our co-development cost above the capped amounts from future payments such as milestone payments and royalties.

Under the terms of the Discovery Agreement, AbbVie received exclusive worldwide rights to develop and commercialize conditionally activated ADCs against up to two targets, one of which was selected in March 2017 and the second of which was selected in July 2019. We shall perform research services to discover the Probody therapeutics and create conditionally activated ADCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such conditionally activated ADCs (“Discovery Licensed Products”).

Under the Discovery Agreement, we received an upfront payment of $10.0 million in April 2016 and we received an additional upfront payment of $10.0 million in July 2019 upon the selection by AbbVie of the second target and the satisfaction of certain performance conditions under the CD71 Agreement. We are also eligible to receive up to $265.0 million for each target in development, regulatory and commercial milestone payments as well as royalties in the high single to low teens from commercial sales of any resulting conditionally activated ADCs.

Amgen, Inc.

In September 2017, we entered into a Collaboration and License Agreement (the “Amgen Agreement”) with Amgen. Pursuant to the Amgen Agreement, we received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, Amgen purchased 1,156,069 shares of our common stock for $20.0 million.

Under the terms of the Amgen Agreement, we and Amgen are co-developing a conditionally activated T-cell engaging bi-specific therapeutic targeting EGFR (“EGFR Products”). We are responsible for early-stage development of EGFR Products and all related costs (up to certain pre-set costs and certain limits based on clinical study size). Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, we will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which we would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If we exercise our EGFR Co-Development Option, we will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If we choose not to exercise our EGFR Co-Development Option, we will not bear any costs of later stage development. We are eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double digit to mid-teen percentage of worldwide commercial sales, provided that if we exercise our EGFR Co-Development option, we shall only receive royalties in the low-double digit to mid-teen percentage of commercial sales outside of the United States.

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. We and Amgen will collaborate in the research and development of conditionally activated T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by us, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, we are eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties.

We have the option to select, from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell engaging bispecific product from the Amgen pre-clinical pipeline.  We will be responsible, at our expense, for converting this program to a conditionally activated T-cell engaging bispecific product, and thereafter, be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

Astellas Pharma Inc

In March 2020, we entered into a Collaboration and License Agreement (the “Astellas Agreement”) with Astellas, pursuant to which we and Astellas will collaborate on the research, development and commercialization of T-cell engaging bi-specific antibody products (“Products”) directed to CD3 and selected tumor antigen targets using our Probody® platform and other proprietary technology. Under the Astellas Agreement, we granted Astellas an exclusive, worldwide, royalty-bearing license to develop and commercialize Products in all fields. Astellas may select up to four targets to develop, with an option to expand to six targets. We will lead preclinical research and discovery activities up to clinical candidate selection for Products directed against up to four targets. Astellas will lead preclinical and clinical development of and obtaining regulatory approval for all Products. Astellas will be responsible for commercializing each Product, provided that we will have the option to elect to co-commercialize certain Products with Astellas in the United States, subject to the terms of a separate commercialization agreement to be entered into between Astellas and us.

Under the terms of the Astellas Agreement, we received an upfront payment of $80 million, and Astellas will be responsible for funding the cost of preclinical research and discovery activities of both parties for all Products and for funding the cost of development and commercialization of all Products worldwide. If Astellas exercises its option to expand to six targets, we will be eligible to receive future preclinical, clinical and commercial milestones of approximately $2.5 billion. Astellas will pay us tiered royalties on global net sales of Products from high single digit to mid-teens percentages, subject to certain reductions. Astellas’ royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Product is no longer covered by certain intellectual property rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Product in such country.

In addition, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a Product directed against such target, we will have an option to elect to co-fund certain subsequently initiated clinical trials for such Product. If we opt in, we would be responsible for a pre-determined portion of the costs of such trials, subject to specified caps, deferrals and offsets. We would then have the option to elect to co-commercialize such Products in the United States. For any such Products, in lieu of royalties in the United States, we will receive less than 40% of the profits for such Products in the United States and tiered low double digit to mid-teens percentage royalties on net sales of such Products outside of the United States, subject to certain reductions.

Bristol Myers Squibb Company

In May 2014, we and Bristol Myers Squibb entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using our Probody therapeutic technology.

Under the terms of the BMS Agreement, we granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets, two of which were selected upon the execution of the BMS Agreement.  Pursuant to the BMS Agreement, we received an upfront payment of $50.0 million and were initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million in development, regulatory and commercial milestone payments, which can be reduced by any such payments received or by any termination of targets being pursued. We are entitled to royalty payments in the mid-single digit to low double digits percentage from potential future sales. We also receive research and development service fees.  Bristol Myers Squibb has terminated certain targets from the BMS Agreement, as described below.

In January 2016, Bristol Myers Squibb selected the third target pursuant to the BMS Agreement and paid us $10.0 million. In December 2016, Bristol Myers Squibb selected the fourth and its final target pursuant to the BMS Agreement and paid us $15.0 million.  In December 2016, Bristol Myers Squibb selected BMS-986249, a CTLA-4 Probody therapeutic, as a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to us. In November 2017, Bristol Myers Squibb received acceptance of the IND for BMS-986249 from the FDA, which triggered a $10.0 million milestone payment to us. Bristol Myers Squibb recently advanced BMS-986249 into a randomized Phase 2 cohort expansion in patients with metastatic melanoma in combination with the PD-1 inhibitor nivolumab as part of the larger clinical trial, triggering, in February 2020, a $10.0 million milestone payment from Bristol Myers Squibb to us. This study has been modified to include three additional single-arm cohorts: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer, and unresectable locally advanced or metastatic TNBC.

In September 2019, Bristol Myers Squibb initiated the dose escalation phase of a Phase 1/2a clinical trial of a second anti-CTLA-4-directed therapeutic, BMS-986288, based on a modified version of ipilimumab, administered as monotherapy and in combination with nivolumab in patients with selected advanced solid tumors.

In March 2017, we and Bristol Myers Squibb entered into Amendment Number 1 to Extend Collaboration and License Agreement (“Amendment 1”). Amendment 1 granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to six additional oncology targets and two non-oncology targets. Under the terms of Amendment 1, we continued to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb. Pursuant to Amendment 1, we received an upfront payment of $200.0 million and were eligible to receive contingent payments for development, regulatory and sales milestones. We were also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales

In February 2021, we and Bristol Myers Squibb entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as amended by Amendment 1. Subsequent to Amendment 2, Bristol Myers Squibb has the exclusive worldwide rights to develop and commercialize Probody therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection has been extended and we will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb. Pursuant to Amendment 2, we are eligible to receive contingent payments for development, regulatory and sales milestones of up to an aggregate of $1,779.0 million. We are also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales.

ImmunoGen, Inc.

In January 2014, CytomX and ImmunoGen entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provides us with the right to use ImmunoGen’s ADC technology in combination with our Probody therapeutic technology to create a conditionally activated ADC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such conditionally activated ADCs. Under the agreement, we provided ImmunoGen with the rights to our Probody therapeutic technology to create conditionally activated ADCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such conditionally activated ADCs. In February 2016, we exercised our option to obtain a development and commercialization license for praluzatamab ravtansine (CX-2009) pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”).  In February 2017, ImmunoGen exercised its option to obtain a development and commercialization license for the first of its two targets. ImmunoGen discontinued this program in July 2017 and substitution rights for this program terminated in February 2017. ImmunoGen exercised its second option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target, EpCAM, in December 2017. At the end of 2019, as a result of a strategic restructuring by ImmunoGen and its decision to out-license certain programs, we obtained a worldwide, exclusive, sublicensable license to the EpCAM conditionally activated ADC program from ImmunoGen (the “ImmunoGen 2019 License”) and the ImmunoGen 2017 license ended.

Under the terms of the ImmunoGen Research Agreement, both we and ImmunoGen were required to perform research activities on behalf of the other party for no monetary consideration. Each party was solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement. In consideration for the praluzatamab ravtansine License, ImmunoGen is entitled to receive up to $60.0 million in development and regulatory milestone payments, up to $100.0 million in sales milestone payments and royalties in the mid to high single digits percentage on the commercial sales of any resulting product. In August 2017, we made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with praluzatamab ravtansine and in February 2020, we triggered a $3.0 million milestone payment to ImmunoGen for the first dosing of a patient in the praluzatamab ravtansine Phase 2 clinical trial.  Under the ImmunoGen 2019 License, we gained rights to the EpCAM conditionally activated ADC program and, in return, we made an upfront payment, and we will pay certain clinical development, approval and commercialization milestone payments if achieved and royalties on product sales.

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

Our preferred cell line has been successfully used for manufacturing several antibodies and requires minimal process optimization to establish a process to support early phase manufacturing. We utilize well established production steps typically part of a platform manufacturing process for antibodies. The CMO we have selected has a strong track record in manufacturing therapeutic biologics, including antibodies. Similarly, for our conditionally activated ADC projects we have selected CMOs with strong expertise in clinical/commercial drug conjugate manufacturing and with capabilities for toxin conjugation and fill-finish. Furthermore, our two lead conditionally activated ADC programs incorporate toxin payloads that have an established clinical and regulatory history.

To date, we have generally been able to successfully manufacture praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072) for our ongoing early-stage clinical trials with contract manufacturers.  Our partner, Bristol Myers Squibb, has also been successful in independently manufacturing drug product for BMS-986249 and BMS-986288.  However, in November 2019, we encountered a production failure at one of our CMOs that manufactures pacmilimab for our Phase 2 clinical trial. While we contracted with alternative suppliers that were able to timely deliver clinical trial drug product for the then ongoing trial, a failure to do so would have required us to temporarily suspend our ongoing trial for new and ongoing patients.  Furthermore, in order to conduct later-stage clinical trials of our product candidates, including praluzatamab ravtansine, CX-2029, and pacmilimab, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities.  We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all.  For example, we are currently working with our CMOs to change our manufacturing processes and formulations, scaling up for large drug manufacturing capability for praluzatamab ravtansine and pacmilimab and increasing the term of stability for pacmilimab drug product for late-stage clinical trials and commercialization.  However, we may have to start late-stage trials with our early clinical trial drug product and switch to the late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with the late-stage or commercial material to assure comparability between the earlier trial material and the late-stage or commercial material.  Changing the formulation and scale up process is a complicated and difficult task.   While we believe we can complete the process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary.  If we are unable scale up our manufacturing capabilities with respect to praluzatamab ravtansine, pacmilimab or any of our other product candidates, increase the life of drug stability of pacmilimab or such other product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize pacmilimab or such other product candidates in a timely manner or at all.

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For example, for each of praluzatamab ravtansine, CX-2029, and pacmilimab, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of praluzatamab ravtansine. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, Massachusetts provided clinical manufacturing support for the praluzatamab ravtansine program.  We recently completed the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale.  While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of praluzatamab ravtansine as a result of such transfer or that we will not experience any other disruption in the manufacturing of praluzatamab ravtansine.

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

Licenses from ImmunoGen

In February 2016, we exercised our option to obtain a worldwide, exclusive, sublicensable license from ImmunoGen for development and commercialization of products directed against the target selected by us under our research collaboration agreement with ImmunoGen. Additionally, in December 2019, we obtained a worldwide, exclusive, sublicensable license to ImmunoGen’s EpCAM conditionally activated ADC program. See the description of the license agreements set forth under the caption “Our Collaborations—ImmunoGen, Inc.” in this Item 1 of this Annual Report on Form 10-K.

Competition

CytomX is pioneering a new class of antibody therapeutics – the Probody therapeutic platform. The biotechnology and biopharmaceutical industries, including the ADC and immuno-oncology subsectors, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary Probody platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing biopharmaceutical products, particularly with respect to ADC and immuno-oncology therapeutics, where competition is intense and rapidly evolving. These competitors generally fall within the following categories:

Masking and conditional activation: Several companies, including AbbVie, Adagene, Amgen, Amunix, BioAtla, Halozyme, Harpoon, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, Seagen, Werewolf, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody Platform.

Antibody-drug conjugates: Several large pharmaceutical companies, such as AbbVie, Daiichi Sankyo, Gilead, Pfizer, Roche, and Takeda are developing ADCs. Two mid-sized companies, ImmunoGen and Seagen are also leaders in this space. In addition, numerous smaller companies have ongoing efforts in the space.

Cancer immunotherapies: Cancer immunotherapy is one of the most competitive and fastest growing segments of the pharmaceutical industry. Almost every large pharmaceutical company is developing cancer immunotherapies, including Amgen, AstraZeneca PLC, Bristol Myers Squibb, Celgene, GlaxoSmithKline plc, Merck & Co., Inc., Novartis AG, Pfizer, Roche Holding Ltd and Sanofi SA. In addition, many large and mid-sized biotech companies such as BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Numerous smaller companies are also working in this space.

T-cell engaging bispecifics: Several large pharmaceutics companies, such as Amgen, Novartis, and Roche, have on-going efforts in the field of TCBs. In additional, several mid-sized biotech companies such as Macrogenics and Xencor, as well as numerous smaller companies, have ongoing efforts in TCBs.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody therapeutic technology, platform and product candidates. Our patent portfolio as of February 20, 2021 contains at least 150 issued patents (some of which are co-owned with a third party) and at least 325 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

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

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in the European Union and in additional countries where we believe such foreign filing is likely to be beneficial.

Our currently issued patents will likely expire on dates ranging from 2028 to 2037, unless we receive patent term extension or adjustment as might be available under applicable law. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2041, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Preclinical and Clinical Studies

Once a biologic product candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

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

A pivotal study is a clinical study that is designed to meet regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are also Phase 3 studies but may consist of Phase 2 studies if the trial design for such Phase 2 provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need. Human clinical trials are inherently uncertain, and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

If use of companion diagnostic is essential to safe and effective use of a biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the biologic product. According to FDA guidance, for novel product candidates such as drugs and therapeutic biologics, a companion diagnostic device and its corresponding product candidate should be approved or cleared contemporaneously by FDA for the use indicated in the product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a product candidate generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug or biologic product candidate are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

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

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

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

A product candidate may be eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

After a BLA is submitted for a product candidate, including a product candidate with a fast track designation and/or breakthrough therapy designation, the BLA may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. Priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, compared to ten months under standard review.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan drug designation entitles the applicant to incentives such as grant funding towards clinical study costs, tax advantages, and waivers of FDA user fees.  Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Pediatric Studies

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”) has had a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, will be increased to 70% starting in 2019, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the former presidential administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. By way of example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance.  The U.S. Supreme Court is currently reviewing the constitutionality of the ACA in its entirety. It is unclear how these challenges, subsequent appeals, and other efforts to challenge, repeal, or replace the ACA will impact the ACA, particularly in light of presidential and congressional elections of 2020.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact payment methodologies and reimbursement amounts. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, which led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”) which among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Furthermore, with the new Presidential administration and both houses of Congress potentially under the control of one party, which has promoted substantial changes to the healthcare system and drug pricing rules, some changes are likely.  Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  We cannot predict the extent of the impact of any changes to any of these laws on us.

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

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician and other health care provider payment and drug pricing transparency laws and regulations.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians (as defined by statute), teaching hospitals and, beginning in 2022, certain other health care professionals, as well as ownership and investment interests held by physicians and their immediate family members. Certain states also mandate implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

Penalties for violating any of such laws or any other governmental regulations that apply include, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance and imprisonment.

Data Privacy and Security Laws

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

Our Company Origins and Team

Our Probody platform technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued developing and adding to this technology and aspire to design a pipeline of Probody therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our president and chief executive officer, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our clinical development team is led by Dr. Amy Peterson, chief development officer, and Dr. Alison Hannah, chief medical officer. Our research and preclinical development team is led by Dr. Marcia Belvin, head of research, and includes renowned and established researchers. Our management team members have significant experience in oncology with previous experience at BeiGene, Chiron, Genentech, Maxygen, Medivation, Millennium, Novartis, SGX and other companies.

Human Capital

As of December 31, 2020, we had 144 full-time employees and 2 part-time employees. Of these employees, 109 were primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Our research and development expenses were $112.9 million, $131.6 million and $103.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Risk Factors Summary

We are providing the following summary of risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures in accordance with SEC rules. Please carefully review the full risk factors pertaining to this summary and to additional general risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	The COVID-19 pandemic or any future pandemic could adversely impact our business, including our research, clinical trials, and financial condition.
•	We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales.
•

We expect that we will need to raise substantial additional funds to advance development of our product candidates and we cannot guarantee that this additional funding will be available on acceptable terms or at all.

•	Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•	Our product candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability.
•

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

Our product candidates may cause undesirable side effects at any time during or after the clinical trial process that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including withdrawal from the market.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•	Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.
•	The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.
•

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our Probody platform. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our Probody platform and resulting product candidates.

•

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our product candidates may be delayed, and our business will be harmed.

•

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.

•

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

•

Because we have no long-term contracts with and rely on third-party manufacturing and supply partners, most of which are sole source suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

•

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

•

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

•	Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites, including for praluzatamab ravtansine (CX-2009). As the COVID-19 coronavirus continues to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for praluzatamab ravtansine, CX-2029 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

•	delays or difficulties in enrolling patients in our clinical trials or the clinical trials of our partners;
•

delays or difficulties in clinical site initiation for praluzatamab ravtansine, CX-2029 or any other clinical trials we or our partners decide to initiate, including difficulties in recruiting clinical site investigators and clinical site staff;

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Since then, we have revised our strategy for developing praluzatamab ravtansine, including redesigning the study. While we have initiated our Phase 2 clinical trial for praluzatamab ravtansine and the Phase 2 expansion cohorts for CX-2029, we cannot be certain of the impact of the COVID-19 pandemic on clinical trial planning, or that site initiation, patient recruitment or other clinical trial activities will not be delayed, discontinued or otherwise impacted.

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

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve, including with the discovery of  new variants/mutations of the virus. The extent to which the COVID-19 coronavirus may impact our business, including our clinical trials, research and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales.  We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of $450.1 million and $417.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, arrange for a third party to manufacture a commercial-scale product candidate, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one product candidate from the time it enters initial preclinical studies to when it is available for treating patients. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates. We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009), our conditionally activated ADC candidate directed against CD166, as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, as we enroll patients in our Phase 2 expansion trial of CX-2029, our conditionally activated ADC candidate directed against CD71 in collaboration with AbbVie Inc., and as we advance into later trials and new trials for these and other programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company.

As of December 31, 2020, we had $316.1 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, and as we enroll patients in our Phase 2 expansion trial of CX-2029. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

The timing and amount of our operating expenditures will depend largely on:

•	the scope, timing and progress of our ongoing clinical trials as well as any other preclinical and clinical development activities which may be affected by, among other things, the COVID-19 pandemic;
•	the number, size and type of clinical trials and preclinical studies that we may be required to complete for our product candidates, as well as the cost and time of such studies and trials;
•	the number, scope and prioritization of preclinical and clinical programs we decide to pursue;
•	the time and cost necessary to produce clinical supplies of our product candidates;
•	the time and cost necessary to scale our manufacturing capabilities following regulatory approval and commercial launch of any product candidates;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of payments we may receive or are obligated to pay under our collaboration agreements and license agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent and other intellectual property claims, including our ongoing litigation;
•	the cost of any existing or future litigation to which we are or may become a party;
•	the cost and timing of regulatory approvals; and
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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure or termination for strategic reasons. For example, in 2017, we initiated Phase 1/2 clinical trials of pacmilimab (CX-072), which expanded to a Phase 2 trial in 2019 evaluating the anti-PD-L1 conditionally activated therapeutic in combination with ipilimumab in melanoma. In March 2020, we made the strategic decision to terminate that trial. In 2017, we initiated a Phase 1/2 clinical trial of praluzatamab ravtansine (CX-2009) and in 2019, we initiated a Phase 2 expansion trial of praluzatamab ravtansine in patients with hormone receptor (“HR”)-positive, HER2- negative breast cancer. That Phase 2 expansion trial was paused in early 2020 due to COVID-19.  In 2020, we revised our strategy for developing praluzatamab ravtansine and initiated a new Phase 2 clinical trial of praluzatamab ravtansine alone or in combination with pacmilimab in patients with triple-negative breast cancer. In 2020, we initiated our Phase 2 clinical trial expansion cohorts of CX-2029, our conditionally activated ADC candidate directed against CD71 in collaboration with AbbVie, for the treatment of four types of cancer.  In addition, in 2019, Bristol Myers Squibb initiated enrollment in a randomized Phase 2 cohort expansion in its ongoing Phase 1/2 clinical trial for BMS-986249, an anti-CTLA-4 Probody, and initiated a Phase 1/2 trial for BMS-986288, a second anti-CTLA-4 Probody, both of which are underway. It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar foreign regulatory authority. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, including CX-2043 and CX-904, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates including CX-2043 and CX904. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

We are very early in our development efforts, with only three product candidates, praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-72), currently in early-stage clinical development. In addition, Bristol Myers Squibb is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a randomized cohort expansion trial of a Phase 1/2 clinical trial that it initiated in January 2018, and BMS-986288, a second anti-CTLA-4 Probody, in a Phase 1/2 trial it initiated in 2019. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;
•	high drop-out rates of research subjects;
•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our or our collaborators’ clinical trials;
•	greater than anticipated clinical trial costs;
•	delay in the development or approval of companion diagnostic tests for our product candidates;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
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

For example, in March 2020, we made the strategic decision to terminate our Phase 2 clinical trial evaluating pacmilimab in combination ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we have reported preliminary data from our clinical trials of praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072) at various meetings and at our CytomX 2019 R&D Day. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, as a result of the COVID-19 or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g., praluzatamab ravtansine [CX-2009], CX-2029, and pacmilimab [CX-072]). There can be no assurance that unexpected adverse events will not occur in our ongoing trials or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

In May 2020, we reported that the administration of monotherapy pacmilimab has been generally well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. At that time, we also reported that of the 114 monotherapy patients treated with 10 mg/kg every two weeks and who were evaluable for safety, ten (9%) patients experienced a grade ≥3 TRAE, and two (2%) experienced grade ≥3 immune-related adverse events (“irAEs”), with two (2%) TRAEs leading to treatment discontinuation. In June 2019, we also reported that at the 10 mg/kg dose, the anti-drug antibody (“ADA”) rate was approximately 62%. While we do not believe this ADA is impacting our ability to reach targeted drug exposures, we cannot provide assurance that the rate will not change or that it will not later limit drug exposure or cause severe adverse events. We also cannot provide assurance that the rates and the types of adverse events will not increase with time as more patients are treated in ongoing or future studies.

Administration of pacmilimab in combination with ipilimumab has been generally well tolerated with the majority of TRAEs as Grade 1/2. In October 2019, we reported that of the 27 patients treated across all combination doses, Grade 3/4 TRAEs were reported in nine (33%) patients and Grade 3/4 irAEs were reported in six (22%) patients. Of the 20 patients treated with ipilimumab at 3 mg/kg at varying doses of pacmilimab, Grade 3/4 TRAEs were reported in five (25%) patients and Grade 3/4 irAEs were reported in three (15%) patients. We cannot provide assurance that these rates and the types of adverse events will not increase over time with more patients being treated in future studies of our product candidates.

Administration of praluzatamab ravtansine has also been generally well tolerated with most reported TRAEs being Grade 1/2. In May 2020, we announced that 34/92 (37%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders. We cannot guarantee that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies.

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in October 2019, we announced the initiation of our first Phase 2 clinical trial of pacmilimab at a dose level of 10 mg/kg in combination with ipilimumab at a dose level of 3 mg/kg. This dose of ipilimumab in combination with another PD agent, Opdivo® (nivolumab), is often not tolerated by patients.  While we believe our Phase 1 clinical data supports this combination, only further clinical testing will determine whether such a combination is tolerable for patients. However, in March 2020, we made the strategic decision to terminate the Phase 2 study evaluating pacmilimab in combination with ipilimumab. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

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

Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol Myers Squibb includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks. In our Phase 2 clinical trial with praluzatamab ravtansine and CX-2029, we are targeting CD166 and CD71, respectively, targets that are broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71 is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality.

In the event that our clinical trials or the clinical trials of our collaborators reveal severe adverse side effects, our or our collaborators’ clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could impose a clinical hold, order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, in our Phase 1/2 clinical trial of praluzatamab ravtansine, some patients stopped treatment due to ocular toxicity. While we are using ocular toxicity prophylactic measures in our Phase 2 clinical trial, we cannot be assured that such measures will be effective. In addition, any of these occurrences with respect to one of our product candidates could negatively affect our or any collaborator’s ability to enroll patients and seek regulatory approval for other product candidates that we have developed using our Probody platform, which could also result in a collaborator terminating any program utilizing our Probody platform and the termination of such collaborative relationship. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

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

In addition, adverse side effects caused by any drugs of other companies utilizing the same or similar antibodies of our product candidates, or that are similar in nature to our product candidates could delay or prevent regulatory approval of our product candidates, limit the commercial profile of an approved label for our product candidates, or result in significant negative consequences following marketing approval.

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

For example, in March 2020, we announced a temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic. Since then, we have revised our strategy for praluzatamab ravtansine and have initiated a new Phase 2 clinical trial of praluzatamab ravtansine, however, there can be no assurances that the COVID-19 pandemic will not continue to have a significant impact on our ability to complete our ongoing clinical trials and enroll patients in any planned or future clinical trials.

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with thousands of clinical trials exploring the use of PD-1 and PD-L1 agents. There can be no assurance that further trials with pacmilimab (CX-072) or our other drug candidates will not be adversely affected by a limited patient population. Our clinical trials of praluzatamab ravtansine and CX-2029 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. Our clinical trials of praluzatamab ravtansine and CX-2029 are also competing with thousands of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Any clinical trials of our product candidates initiated by our collaborators, including Bristol Myers Squibb’s ongoing Phase 2 clinical trial, face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to continue to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, conditionally activated ADCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing, including the research resulting from our ongoing clinical trials for praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072).

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probody therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen-binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen-binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our understanding of the molecular pharmacology of Probody therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probody therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time. Many specific elements of Probody therapeutic function may contribute to their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually-masked antibody, the removal of both masks from the dually-masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target. We have limited structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as anti-drug antibody (“ADA”), that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions. For example, we reported in February 2019 that in our pacmilimab trial at the 10 mg/kg dose, the ADA rate was approximately 62%. We do not believe the ADA rate is impacting our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events. Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

In addition, the scientific evidence to support the feasibility of developing product candidates against novel, difficult to drug targets, is both preliminary and limited. For example, our understanding of the expression of CD166 and CD71 in both healthy and diseased tissues is still developing. As a result, we cannot provide any assurance that we will be able to successfully identify and advance any product candidates to target novel, difficult-to-drug targets.

We believe the only clinical experience that the FDA and foreign regulatory authorities have with Probody-based therapeutics in oncology comes from praluzatamab ravtansine, CX-2029, BMS-986249, and pacmilimab. We believe that the FDA and foreign regulatory authorities, have no clinical experience in other disease areas, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our Probody technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including BMS-986249, BMS-986288, and pacmilimab [CX-072]) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Pfizer and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013. Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor conditionally activated ADC. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration and in December 2019, licensed the other program to us, terminating their license agreement from us. In addition, in January 2019, Bristol Myers Squibb terminated its programs for three targets it had selected under our agreement with them. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement.

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as a result of the COVID-19 pandemic and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic.

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

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe, Australia and South Korea. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, such clinical trials must be conducted in accordance with GCPs, and the FDA must be able to validate the data through an on-site inspection if deemed necessary. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements; foreign exchange fluctuations; patient monitoring and compliance; compliance with foreign manufacturing, customs, shipment and storage requirements; the severity of the COVID-19 pandemic in such jurisdictions; and cultural differences in medical practice and clinical research. We are also subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, pandemics and public health emergencies, such as the COVID-19 pandemic, have disrupted and delayed and could in the future disrupt or delay enrollment in our clinical trials in Europe, South Korea and elsewhere. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we have no long-term contracts with and rely on third-party manufacturing and supply partners, most of which are sole source suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies which, in addition to having other issues, could be adversely impacted by the COVID-19 pandemic. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For each of praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072), our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, in November 2019, one of our contract manufacturers that manufactures pacmilimab experienced a production failure. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we have taken sufficient steps to assure our current supply of pacmilimab clinical trial drug product for our ongoing clinical trial and planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for praluzatamab ravtansine, CX-2029, pacmilimab or any other clinical trial drug candidates on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of praluzatamab ravtansine. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the praluzatamab ravtansine program. We completed transfer of the drug substance manufacturing process from ImmunoGen to a CMO, where we have an existing relationship and which has expertise in the manufacture of antibody-drug conjugates at a clinical and commercial scale. While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of praluzatamab ravtansine as a result of such transfer or that we will not experience any other disruption in the manufacture of praluzatamab ravtansine.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, such as the pacmilimab manufacturing production failure our contract manufacturer experienced in November 2019, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as one of our manufacturers going out of business, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. This is especially the case for our clinical-stage conditionally activated ADCs, praluzatamab ravtansine and CX-2029. If we were to experience any supply chain issues, our product supply could be seriously disrupted. In addition, we expect the logistical challenges associated with our supply chain to grow more complex as additional product candidates commence any clinical trials.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072), we will need to manufacture them in large quantities. To date, we have generally been able to successfully manufacture praluzatamab ravtansine, CX-2029, and pacmilimab for our ongoing early-stage clinical trials. However, in November 2019, we had a production failure at one of our contract manufacturers that manufactured pacmilimab for our Phase 1/2 clinical trial and for our future trials. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we have taken sufficient steps to assure our current supply of pacmilimab clinical trial drug product for our planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for praluzatamab ravtansine, CX-2029, pacmilimab or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for praluzatamab ravtansine, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability, including praluzatamab ravtansine drug product for late-stage clinical trials and commercialization. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to praluzatamab ravtansine, pacmilimab or any of our other product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize product candidates in a timely manner or at all.

Additionally, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of praluzatamab ravtansine. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, Massachusetts, which provided clinical manufacturing support for the praluzatamab ravtansine program. We completed the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of praluzatamab ravtansine in connection with such transfer or that we will not experience any other disruption in the manufacturing of praluzatamab ravtansine. In addition, for CX-2029, the manufacturing of additional clinical quantities could be particularly difficult because we are relying on three different parties to manufacture supplies. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates and indications, including praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072). As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, including CX-2043 and CX-904, and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may experience difficulties in managing our growth and expanding our operations successfully.

We will need to grow our organization substantially to continue development and pursue the potential commercialization of praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072) and our other product candidates, including CX-2043 and CX-904, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains. The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups. In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors. For instance, if any of our lead product candidates, including, praluzatamab ravtansine and CX-2029 are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development. The market for immunotherapies like pacmilimab (CX-072) is, in particular, highly competitive and the field is changing quickly. In March 2020, we made the strategic decision to terminate our Phase 2 study evaluating pacmilimab in combination ipilimumab. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Xilio, Amgen, Amunix, BioAtla, Halozyme, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seagen are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Gilead, ImmunoGen, Seagen, Pfizer, Roche Holding Ltd. and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of praluzatamab ravtansine (CX-2009), CX-2029, BMS-986249, BMS-986288, pacmilimab (CX-072) and any of our other product candidates or those of our collaborators. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in March 2020, the COVID-19 pandemic caused us to restrict access to our facility and initiate a work-from-home program limiting onsite activity to a substantially reduced level of laboratory research activities. Although we have gradually increased levels of our laboratory research activities, there can be no assurance that we will be able to continue to increase or maintain current levels of such activity or that the COVID-19 pandemic will not continue to impact our ability to conduct business.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, and its ruling may impact the application and effect of ACA. In addition, there may be other efforts to challenge, repeal, or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 2, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Furthermore, with the new Presidential administration and both houses of Congress under the control of one party, which has promoted substantial changes to the healthcare system and drug pricing rules, some changes are likely. If certain of these changes are implemented, it could have a materially adverse impact on the ability of biotechnology and pharmaceutical companies, like us, to obtain capital to further their research or develop their product candidates make it economically unfeasible for such companies to continue to develop needed new innovative therapies.  Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals and, beginning in 2022, certain other health care professionals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review of a BLA, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Product candidates may also be eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree any of our product candidates has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the product may fail required post-approval confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.

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

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different biologics can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic for the same condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

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
•

the extent to which the COVID-19 pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition, as well as the impact of other pandemics, natural disasters and other calamities;

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent. We have issued securities under the Sales Agreement and may do so in the future. In January and February 2021, we sold 16,428,571 shares of our common stock at $7.00 per share in an underwritten public offering. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 38% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. For example, in May 2020, a putative securities class action lawsuit was brought against us (“Class Action Lawsuit”). While the Class Action Lawsuit was voluntarily dismissed without prejudice by the plaintiff and his attorneys in January 2021, a similar lawsuit or another lawsuit could be filed in the future. Stockholder lawsuits of this type against us, even if it is without merit, could cause us to incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

General Risk Factors

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

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware.  The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  We filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The parties have agreed to a case schedule, which is pending Court approval.  Discovery is in the initial phases. We believe that the lawsuit is without merit and intend to vigorously defend ourselves.  Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On May 21, 2020, a putative securities class action lawsuit was commenced in the U.S. District Court for the Northern District of California naming as defendants us and three current and former officers. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the product candidates praluzatamab ravtansine (CX-2009) and pacmilimab (CX-072). On January 14, 2021, the class action was dismissed without prejudice.

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

Holders of Record

As of January 31, 2021, there were approximately 28 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 8, 2015 (the first day of trading of our common stock), through December 31, 2020 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	October 8, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
CytomX (CTMX)	$100.00	$161.78	$85.19	$163.64	$117.05	$64.42	$50.78
Nasdaq Composite Index (IXIC)	$100.00	$104.09	$111.90	$143.50	$137.92	$186.51	$267.90
Nasdaq Biotech Index (^NBI)	$100.00	$110.25	$86.34	$104.52	$94.77	$117.91	$148.19

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

Registrants may voluntarily include selected financial data required by Form 10-K under Item 6. We have elected not to include such selected financial data.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are advancing a robust pipeline of novel, potential first-in-class antibody-based therapeutics created using our Probody® technology platform. These Probody therapeutics are designed to be conditionally activated in the tumor microenvironment, effectively enabling them to target cancer tissues more specifically, while minimizing deleterious activity in healthy tissues and circulation. We achieve this “conditional activation” by modifying our Probody therapeutics with a mask that is designed to block binding to target until the mask is removed by proteases. Proteases are enzymes that are more abundant in the tumor microenvironment than in normal tissue, leading to potentially an enrichment of therapeutic activity in the tumor. We believe this innovative approach has the potential to improve cancer treatments in three ways by: (1) enhancing a product candidate’s therapeutic window, the balance between tolerability and activity; (2) allowing the pursuit of targets that were previously considered “undruggable,” due to their presence on normal tissues; and (3) improving combination therapies that are, otherwise, poorly tolerated.

Our lead product candidates, praluzatamab ravtansine (CX-2009) and CX-2029, are two conditionally activated antibody-drug conjugates (“ADCs”) against the previously undruggable targets CD166 and CD71, respectively. These cancer targets were considered inaccessible to conventional ADCs due to their ubiquitous expression in many healthy tissues, but which we believe are potentially addressable with our Probody technology. After demonstrating favorable tolerability and encouraging anti-tumor activity in separate dose-escalation Phase 1 studies, praluzatamab ravtansine, our wholly-owned conditional ADC, and CX-2029, a conditionally activated ADC partnered with AbbVie, are currently in Phase 2 clinical studies. Our clinical-stage pipeline also includes cancer immunotherapeutic candidates against validated targets such as our wholly-owned PD-L1 inhibitor, pacmilimab (CX-072), being studied in combination with praluzatamab ravtansine. Our partner, Bristol Myers Squibb is conducting clinical studies with CTLA-4-targeting Probody therapeutics, BMS-986249, currently in a randomized Phase 2 study, and BMS-986288, currently in a Phase 1/2a study.

We also have two preclinical agents in investigational new drug application (“IND”)-enabling studies, including CX-2043, our third conditionally activated ADC targeting the epithelial cell adhesion molecule (“EpCAM”), a widely expressed tumor antigen. CX-2043 has demonstrated potent anti-tumor activity across multiple cancer types and superior tolerability in animal models compared to the corresponding, unmasked ADC. Pursuant to our partnership with Amgen, we have also recently advanced CX-904, a conditionally activated T-cell engaging bispecific antibody candidate against the epidermal growth factor receptor (“EGFR”) on tumor cells and CD3 on T cells, into IND-enabling studies. We intend to file INDs for both CX-2043 and CX-904 in late 2021.

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

In March 2020, in assessing the evolving COVID-19 pandemic and related governmental restrictions, the emerging challenges for clinical trial execution within our studies and across the industry, and the need of healthcare facilities and providers to prioritize resources for management of the pandemic, we made the decision to temporarily pause new patient enrollment and new site activation in the PROCLAIM-CX-2009-001 study of praluzatamab ravtansine. This study included a Phase 2 expansion designed to evaluate praluzatamab ravtansine in patients with various cancers, including hormone receptor-positive (“HR+”), human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Since then, we have revised our strategy for praluzatamab ravtansine to also include patients with triple-negative breast cancer (“TNBC”). A new three-arm study, CX-2009-002, was initiated in the fourth quarter of 2020 targeting investigators who treat breast cancer. Arms A and B will evaluate praluzatamab ravtansine monotherapy at 7 mg/kg administered every three weeks in patients with HR+/HER2-non-amplified breast cancer and TNBC, respectively. Arm C will evaluate praluzatamab ravtansine in combination with pacmilimab in patients with TNBC. Approximately 40 evaluable patients will be enrolled into each arm of the study.

We also made the strategic decision, in March 2020, to terminate the PROCLAIM-CX-072-002 study evaluating pacmilimab in combination with ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, along with the impact of the COVID-19 pandemic, and allowed for resources to be redirected towards our potential first-in-class assets, including a combination of praluzatamab ravtansine and pacmilimab, and to the generation of additional clinical candidates for advancement to the filing of INDs and human testing.

We continue to work with our partner, AbbVie, on the clinical development of CX-2029, and, in the fourth quarter of 2020, we dosed the first patient in the Phase 2 expansion study in patients with squamous non-small cell lung cancer, head and neck squamous cell cancer, esophageal cancer and diffuse large B-cell lymphoma. In addition, Bristol Myers Squibb initiated a randomized Phase 2 study evaluating BMS-986249, a Probody version of ipilimumab, as monotherapy or in combination with its anti PD-1 antibody, nivolumab, in patients with metastatic melanoma. This study has been modified to include three additional single-arm cohorts: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer, and unresectable locally advanced or metastatic TNBC. Bristol Myers Squibb continues its Phase 1 dose-escalation study of BMS-986288, a Probody version of non-fucosylated ipilimumab.

On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent. During the year ended December 31, 2020, we sold 1,535,217 shares of our common stock for aggregate gross proceeds of $11.7 million under the Sales Agreement. Pursuant to the Sales Agreement, Jefferies, as sales agent, received a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement.

We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $32.9 million, $102.2 million and $84.6 million for 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of $450.1 million and $ 417.2 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

The COVID-19 outbreak and any preventative or protective actions that we or our collaboration partners may take in respect of this virus may result in a period of further disruption for our clinical trials, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Although our operations have been modified, they are continuing at a reduced operational rate. Currently, it is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to its prior levels. We do not yet know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve.

Regulatory agencies, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly-owned and partnered product candidates in clinical trials, including praluzatamab ravtansine, CX-2029, and pacmilimab, as well as any additional product candidates for which we initiate clinical studies in the future. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, of regulatory uncertainty, manufacturing limitations, and the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

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

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. Examples include our Phase 2 clinical trials for praluzatamab ravtansine (CX-2009) and CX-2029 and potential future clinical trials for CX-2029 and for praluzatamab ravtansine in combination with pacmilimab (CX-072). The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Comparison of Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Revenue	$100,362	$57,489	$42,873

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
AbbVie	$38,192	$5,878	$32,314
Amgen	8,609	3,871	4,738
Astellas	13,931	-	13,931
Bristol Myers Squibb	39,630	47,740	(8,110)
Total revenue	$100,362	$57,489	$42,873

The increase in revenue of $42.9 million for 2020 compared to 2019 was primarily due to:

•

an increase in revenue of $32.3 million from AbbVie primarily due to (a) $28.9 million of revenue recognized related to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement with AbbVie (the “CD71 Agreement”), reflecting the percentage completed to-date of the project for of 2020, (b) a $1.0 million increase in revenue recognized related to the $10.0 million upfront payment earned for the second target selected by AbbVie in June 2019 under the Discovery Collaboration and Licensing Agreement (the “Discovery Agreement”), which amount is being recognized as revenue over the estimated research service period of five years and (c) a higher percentage of completion progress under the CD71 Agreement in 2020 compared to 2019 as a result of additional FTE hours incurred;

•

an increase in revenue of $4.7 million from Amgen primarily due to an increase in the percentage of completion progress for 2020 as a result of additional FTE hours incurred, and the completion of the clinical candidate characterization phase and moving to the IND-enabling phase earlier than planned in the second quarter of 2020 which resulted in a reduction of the estimated FTE hours-to-completion of the Amgen EGFR program under the Collaboration and License Agreement with Amgen (the “Amgen Agreement”);

•

an increase in revenue of $13.9 million from Astellas due to the recognition of revenue of $12.4 million related to the $80.0 million upfront payment being recognized over the estimated research service period of five years, as well as service revenue of $1.5 million representing research and development services provided to Astellas under the Collaboration and License Agreement (the “Astellas Agreement”) entered into in March 2020; and

•

a decrease in revenue of $8.1 million from Bristol Myers Squibb primarily due to the recognition of revenue of $18.1 million related to certain targets terminated under the Collaboration and License Agreement with Bristol Myers Squibb (the “BMS Agreement”) in the first quarter of 2019; partially offset by the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Research and development	$112,936	$131,619	$(18,683)

Research and development expenses decreased by $18.7 million during 2020 compared to 2019. The decrease was attributable to the following:

•	a decrease of $10.4 million in clinical trial related expenses resulting from decreased clinical activities primarily due to the COVID-19 pandemic and revision of our development strategies;
•	a decrease due to a $5.0 million charge for acquiring the technical know-how related to drug conjugate linker-toxin and CD3-based bispecific technologies during the first quarter of 2019;
•	a decrease of $2.3 million in laboratory contracts services and supplies related expenses due to timing of manufacturing and other research activities;
•	a decrease of $1.0 million in consulting expenses primarily due to shifting of more previously outsourced research and development work in house; and
•	a decrease of $1.1 million in travel related expenses due to a decrease in business travel activities as a result of the pandemic.

The above decreases were offset by the following:

•

a net increase of $0.7 million in personnel related expenses primarily due to an increase of $1.8 million as a result of merit increase and increase in new hires of senior positions, and an increase of $1.0 million related to severance payments during 2020, partially offset by a decrease of $2.1 million in stock-based compensation driven primarily by increased cancellations of stock options due to employee departures as well as decreases in the grant date fair values of new option grants resulting from decreases in prices of our common stock during the current year; and

•

an increase of $0.5 million in allocation of information technology and facilities related expenses resulting from an increase in the ratio of headcount in the research and development function relative to that for the general and administrative function.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Year Ended December 31,
	2020	2019	Change
External costs incurred by product candidate (target):	(in thousands)
Praluzatamab ravtansine, CX-2009 (CD166)	$16,191	$15,014	$1,177
CX-2029 (CD71)	5,978	9,376	(3,398)
Pacmilimab, CX-072 (PD-L1)	10,642	27,054	(16,412)
Other wholly owned and partnered programs	19,255	11,591	7,664
General research and development expenses	13,016	21,568	(8,552)
	65,082	84,603	(19,521)
Internal Costs	47,854	47,016	838
Total research and development expenses	$112,936	$131,619	$(18,683)

The decrease in research and development expenses for 2020 compared to 2019 was attributable to the following changes by project:

•

The increase in praluzatamab ravtansine (CX-2009) expenses was primarily due to a $3.0 million licensing payment to ImmunoGen for achieving the milestone of the first dosing of a patient in the praluzatamab ravtansine Phase 2 clinical trial during the first quarter of 2020, offset by a $0.7 million decrease in clinical trial related expenses and a $0.4 million decrease in laboratory contract services due to the pause in clinical activity related to the COVID-19 pandemic.

•

The decrease in CX-2029 expenses was primarily due to a decrease of $4.5 million in laboratory contract services resulting from the timing of manufacturing and other research activities, partially offset by a $1.4 million increase in sublicense fee expense to UCSB related to the $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement.

•

The decrease in pacmilimab (CX-072) expenses was primarily due to $9.2 million decrease in clinical trial related expenses and a $7.3 million decrease in laboratory contract services as a result of the timing of manufacturing and other research activities in the pacmilimab study and the termination in March 2020 of the CX-072-002 study to evaluate the conditionally activated anti-PD-L1 pacmilimab in combination with ipilimumab in melanoma.

•

The increase in “Other wholly owned and partnered programs” was primarily due to a $6.0 million sublicense fee payment to UCSB related to the $80.0 million upfront payment under the Astellas Agreement during the first quarter of 2020, an increase of $6.3 million in laboratory contract services related to the Amgen EGFR project as it ramped up during the IND-enabling phase, and an increase of $2.5 million in laboratory contract services largely related to the EpCAM program that began in December 2019, partially offset by the $7.5 million of upfront license fee paid for the EpCAM program we entered into with Immunogen in the fourth quarter of 2019 (the “ImmunoGen 2019 License”).

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

•	The increase in internal costs was primarily due to increase in personnel-related expenses.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
General and administrative	$36,031	$36,765	$(734)

General and administrative expenses decreased by $0.7 million during 2020 compared to that in 2019. The decrease was attributable to the following:

•

a decrease of $2.3 million in personnel-related expense primarily due to a decrease in stock-based compensation driven primarily by increased cancellations of stock options due to employee departures as well as decreases in the grant date fair values of new option grants resulting from decreases in prices of our common stock during the current year; and

•	a decrease of $0.5 million in travel related expenses due to decrease in business travel activities;

The above decreases were offset by the following:

•	an increase of $1.2 million in outside professional services primarily related to legal services for new patent filings and maintenance, business development and other legal matters;

•	an increase of $0.5 million in dues and subscriptions primarily due to increase in software application hosting projects to improve operational processes; and

•	an increase of $0.4 million in business insurance premium expenses.

Interest Income and Other Expense, Net

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Interest income	$1,836	$8,365	$(6,529)
Other expense, net	(27)	(135)	108
Total interest income and other expense	$1,809	$8,230	$(6,421)

Interest Income

Interest income decreased by $6.5 million for 2020 compared to 2019. The decrease was primarily attributable to lower average cash, cash equivalents and short-term investments during 2020 and lower interest rates as we experienced a sharp decrease in interest rates starting in March 2020.

Other Expense, net

Other expense, net decreased by $0.1 million for 2020 compared to 2019. The decrease was primarily attributable to a decrease in foreign currency losses resulting from the strengthening of the U.S. dollar against the Euro and British Pound Sterling.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Provision for (benefit from) income taxes	$(13,911)	$(427)	$(13,484)

Income tax benefit increased by $13.5 million for 2020 compared to 2019.  The income tax benefit of $13.9 million for 2020 was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a tax refund of taxes paid for 2018.  The income tax benefit of $0.4 million for 2019 was primarily due to a true-up of 2018 federal income tax expense and an unrealized gain on the available-for-sale securities recorded in other comprehensive income for 2019.

Discussion of 2018 items and the year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $316.1 million and an accumulated deficit of $450.1 million, compared to cash, cash equivalents and short-term investments of $296.1 million and an accumulated deficit of $417.2 million as of December 31, 2019. Additionally, in January and February 2021 in an underwritten public offering of our common stock, we raised an aggregate net proceeds of approximately $107.7 million.  To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for a period of at least twelve months from the date the financial statements included in this report are issued. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our products, including praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072) are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future.  There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:
	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$5,259	$(140,480)	$(75,521)
Net cash provided by (used in) by investing activities	(18,718)	79,701	5,926
Net cash provided by financing activities	16,893	1,627	139,624
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,434	$(59,152)	$70,029

Cash Flows from Operating Activities

2020

During the year ended December 31, 2020, cash provided by operating activities was $5.3 million, which consisted of a net loss of $32.9 million, adjusted by non-cash charges of $20.1 million and a net increase of $18.1 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $14.8 million in stock-based compensation, $2.9 million in non-cash lease expense and $2.6 million in depreciation and amortization, which amounts were partially offset by $0.2 million in accretion of discounts on our short-term investments.

The change of our net operating assets and liabilities was primarily due to:

•

a net increase of $30.9 million in deferred revenue resulting primarily from the $80.0 million upfront payment from Astellas as well as the $40.0 million milestone payment from AbbVie, partially offset by the continued recognition of deferred revenue from other existing customers;

•	an increase of $0.1 million in cash flows from prepaid expenses and other current assets;
•	a decrease of $0.2 million in cash flows from other assets;
•	a decrease of $11.0 million in accrued liabilities primarily due to payment of $7.5 million for the ImmunoGen 2019 License and $2.8 million for lease liabilities;

•	a decrease in cashflow of $0.8 million from accounts receivable primarily related to research and development service fees due from Astellas pursuant to the Astellas Agreement; and
•	a decrease in cashflow of $0.9 million from accounts payable.

2019

During the year ended December 31, 2019, cash used in operating activities was $140.5 million, which consisted of a net loss of $102.2 million, adjusted by non-cash charges of $23.8 million and a net decrease of $62.1 million relating to the change in our net operating assets and liabilities. The non-cash charges primarily consisted of $19.1 million in stock-based compensation; $1.6 million of common stock issued in connection with our entry into Amendment No.3 to the UCSB Agreement, $2.7 million in non-cash lease expense and $2.6 million in depreciation and amortization expense; which amounts were partially offset by $2.2 million in accretion of discounts on our short-term investments.

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

•

a decrease of $15.4 million in accrued liabilities and income tax payable primarily due to the net payment of $13.1 million for our 2018 income tax liability and $3.8 million in sublicense fees, partially offset by $1.5 million increase in other liabilities during 2019;

•	a decrease of $1.0 million in cashflow with $0.4 million from accounts payable and $0.6 million from other assets; and

•	an increase of $2.0 million in cash flows from prepaid expenses and other current assets.

Cash Flows from Investing Activities

During the year ended December 31, 2020, cash used in investing activities was $18.7 million, which consisted of $199.1 million used in the purchase of short-term investments and $2.3 million of capital expenditures used to purchase property and equipment, partially offset by $182.7 million in proceeds received upon the maturity of marketable securities.

During the year ended December 31, 2019, cash provided by investing activities was $79.7 million, which consisted of $258.2 million in proceeds received upon the maturity of marketable securities, partially offset by $175.0 million used in the purchases of short-term investments and $3.5 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $16.9 million, which primarily consisted of proceeds from our common stock issuance of $11.3 million under the Open Market Sales Agreement (net of underwriting discounts and stock issuance costs of $0.4 million) and $5.6 million from the exercise of stock options and employee stock purchases under the employee stock purchase plan (“ESPP”).

During the year ended December 31, 2019, cash provided by financing activities was $1.6 million, primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period(4)
	2021	2022	2023	2024	2025+	Total
Operating leases(1)	$5,129	$5,273	$5,420	$5,572	$10,116	$31,510
Royalty obligations(2)	150	—	—	—	—	150
License maintenance fees(3)	750	750	750	750	4,875	7,875
Total contractual obligations	$6,029	$6,023	$6,170	$6,322	$14,991	$39,535

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

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $6.5 million as of December 31, 2020 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets, which are subject to a valuation allowance.

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

In certain cases, our performance creates an asset that does not have an alternative use to the customer and we have an enforceable right to payment at all times for performance completed to date.  In these cases, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and the related estimated FTE hours-to-completion, of certain of our research development programs in 2020, 2019 and 2018.  Such adjustments have impacted and may continue to impact the amounts and timing of our revenue recognized.

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

Income Taxes

We account for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2020, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $316.1 million and $296.1 as of December 31, 2020 and 2019, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2020, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

Item 8.	Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company recorded revenue from collaboration agreements of $100.4 million for the year ended December 31, 2020. As described in Note 2, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

Redwood City, California

February 24, 2021

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$191,859	$188,425
Short-term investments	124,260	107,720
Accounts receivable	798	13
Prepaid expenses and other current assets	7,096	7,177
Total current assets	324,013	303,335
Property and equipment, net	6,950	7,372
Intangible assets, net	1,167	1,312
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	22,495	25,382
Other assets	2,172	2,015
Total assets	$358,663	$341,282
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,996	$4,158
Accrued liabilities	23,059	30,051
Deferred revenues, current portion	74,869	51,381
Total current liabilities	100,924	85,590
Deferred revenue, net of current portion	186,261	178,858
Operating lease liabilities - long term	21,675	24,871
Other long-term liabilities	—	850
Total liabilities	308,860	290,169
Commitments and contingencies (Note 11)
Stockholders' equity
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.00001 par value; 150,000,000 and 75,000,000 shares authorized at December 31, 2020 and 2019, respectively; 48,251,819 and 45,523,088 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	499,964	468,285
Accumulated other comprehensive income (loss)	(47)	57
Accumulated deficit	(450,115)	(417,230)
Total stockholders' equity	49,803	51,113
Total liabilities and stockholders' equity	$358,663	$341,282

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$100,362	$57,489	$59,502
Operating expenses:
Research and development	112,936	131,619	103,866
General and administrative	36,031	36,765	33,510
Total operating expenses	148,967	168,384	137,376
Loss from operations	(48,605)	(110,895)	(77,874)
Interest income	1,836	8,365	7,641
Other expense, net	(27)	(135)	(68)
Loss before income taxes	(46,796)	(102,665)	(70,301)
Provision for (benefit from) income taxes	(13,911)	(427)	14,303
Net loss	$(32,885)	$(102,238)	$(84,604)
Net loss per share, basic and diluted	$(0.71)	$(2.26)	$(2.03)
Shares used to compute net loss per share, basic and diluted	46,145,563	45,335,927	41,664,382
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(104)	139	1
Impact of adoption of new accounting pronouncement	—	11	—
Total comprehensive loss	$(32,989)	$(102,088)	$(84,603)

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2017	38,478,560	$1	$289,454	$(94)	$(219,465)	$69,896
Impact of adoption of new accounting pronouncement - ASC 606	-	—	-	—	(10,912)	(10,912)
Issuance of common stock in follow-on offering, net of issuance costs	5,867,347	—	134,596	—	—	134,596
Exercise of stock options	673,382	—	4,156	—	—	4,156
Issuance of common stock under the Employee Stock Purchase Plan	63,920	—	872	—	—	872
Stock-based compensation	—	—	16,878	-	—	16,878
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(84,604)	(84,604)
Balance at December 31, 2018	45,083,209	1	445,956	(93)	(314,981)	130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	—	—	—	11	(11)	-
Exercise of stock options	146,930	—	633	—	—	633
Issuance of common stock under the Employee Stock Purchase Plan	142,949	—	994	—	—	994
Issuance of common stock to UCSB	150,000	—	1,602	—	—	1,602
Stock-based compensation	—	—	19,100	—	—	19,100
Other comprehensive income	—	—	—	139	—	139
Net loss	—	—	—	—	(102,238)	(102,238)
Balance at December 31, 2019	45,523,088	1	468,285	57	(417,230)	51,113
Exercise of stock options	1,064,830	—	4,876	—	—	4,876
Issuance of common stock under the Employee Stock Purchase Plan	128,684	—	729	—	—	729
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	1,535,217	—	11,288	—	—	11,288
Stock-based compensation	—	—	14,786	—	—	14,786
Other comprehensive loss	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	(32,885)	(32,885)
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)	$(450,115)	$49,803

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(32,885)	$(102,238)	$(84,604)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	146	146	146
Depreciation and amortization	2,427	2,459	1,738
Accretion of discount on investments	(236)	(2,228)	(1,701)
Stock-based compensation expense	14,786	19,100	16,878
Non-cash lease expense	2,887	2,672	—
Issuance of common stock in connection with UCSB sublicense fee	—	1,602	—
Changes in operating assets and liabilities
Accounts receivable	(785)	84	10,042
Prepaid expenses and other current assets	81	2,074	(4,899)
Other assets	(157)	(640)	(20)
Accounts payable	(857)	(374)	261
Accrued liabilities, income tax payable and other long-term liabilities	(11,039)	(15,396)	24,833
Deferred revenue	30,891	(47,741)	(38,195)
Net cash provided by (used in) operating activities	5,259	(140,480)	(75,521)
Cash flows from investing activities:
Purchases of property and equipment	(2,309)	(3,497)	(3,788)
Purchases of short-term investments	(199,108)	(174,992)	(204,601)
Maturities of short-term investments	182,699	258,190	214,315
Net cash provided by (used in) investing activities	(18,718)	79,701	5,926
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	11,288	—	134,596
Proceeds from employee stock purchase plan and exercise of stock options	5,605	1,627	5,028
Net cash provided by financing activities	16,893	1,627	139,624
Net increase (decrease) in cash, cash equivalents and restricted cash	3,434	(59,152)	70,029
Cash, cash equivalents and restricted cash, beginning of year	189,342	248,494	178,465
Cash, cash equivalents and restricted cash, end of year	$192,776	$189,342	$248,494

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$13,061	$—

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$122	$428	$1,027
Right of use assets obtained in exchange for operating lease obligations	$—	$28,054	$—

See accompanying notes to financial statements

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are advancing potential first-in-class antibody-based therapeutics created using our Probody® technology platform that could meaningfully improve patient outcomes in a disease where significant unmet need remains. Our proprietary and unique Probody technology platform is designed to enable “conditional activation” of antibody-based drugs within the tumor while minimizing drug activity in healthy tissues and circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

Customers and collaboration partners who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows:

	Revenue			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019
	(in thousands)			(in thousands)
AbbVie Ireland Unlimited Company	$38,192	$5,878	$18,997	$—	$—
Astellas Pharma Inc.	13,931	—	—	798	—
Bristol-Myers Squibb Company	39,630	47,740	32,780	—	13
Total revenue from customers who represent 10% or more of the Company's total revenue	$91,753	$53,618	$51,777	$798	$13

The Company’s customers are located in the United States of America, Ireland and Japan.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statement of cash flows:

	December 31
	2020	2019
	(in thousands)
Cash and cash equivalents	$191,859	$188,425
Restricted cash	917	917
	$192,776	$189,342

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2020, 2019 and 2018.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the years ended December 31, 2020, 2019 and 2018.

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company is required to pay SGEN sublicense fees for certain milestone achievements and annual maintenance fee. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate.

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s non-credit related unrealized gains and losses on short-term investments and impact of adoption of new accounting pronouncements during the period represent the components of other comprehensive income (loss) that is excluded from the reported net loss.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2020, the Company continues to maintain a full valuation allowance against all of its deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to its historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

3. Adopted and Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the previous other-than-temporary-impairment model. The Company adopted this standard on January 1, 2020 using a modified retrospective approach.  There was no impact on the Company’s accumulated deficit as of January 1, 2020 as there was no incremental impairment loss to be recognized upon the adoption of this ASU.

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

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Options and ESPP to purchase common stock	11,388,691	9,687,844	7,478,755

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash and U.S. government bonds that are included in short-term investments.

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$131,121	$—	$—	$—	$131,121
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	124,254	—	6	—	124,260
Total Securities		$256,292	$—	$6	$—	$256,298

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$170,757	$—	$—	$—	$170,757
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	107,610	—	110	—	107,720
Total securities		$279,284	$—	$110	$—	$279,394

No securities have contractual maturities of greater than twelve months.

6. Property and Equipment

Property and equipment, net consisted of the following:

	December 31
	2020	2019
	(in thousands)
Machinery and equipment	$13,772	$12,124
Computer equipment and software	1,600	1,555
Furniture and fixtures	1,024	1,024
Leasehold improvements	1,728	1,483
Construction in progress	252	236
	18,376	16,422
Less: accumulated depreciation and amortization	(11,426)	(9,050)
	$6,950	$7,372

Depreciation and amortization expense was $2.4 million, $2.5 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7. Goodwill and Intangible Assets

Goodwill and in-process research and development assets resulted from a series of integrated financing transactions in 2010 that was accounted for as a business combination. The in-process research and development was related to the Company’s proprietary Probody platform and was accounted for as an indefinite-lived intangible asset until the underlying project was completed or abandoned. In connection with the collaboration agreements, the Company began amortizing the intangible asset in 2017. The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization expense for the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.1 million and $0.1 million, respectively.

Goodwill and intangible assets consisted of the following:

Goodwill
	December 31,
	2020	2019
	(in thousands)
Goodwill	$949	$949

Intangible assets
	December 31,
	2020	2019
	(in thousands)
In-process research and development	$1,750	$1,750
Less accumulated amortization	(583)	(438)
	$1,167	$1,312

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Research and clinical expenses	$10,092	$19,006
Payroll and related expenses	8,362	6,721
Legal and professional expenses	815	1,062
Operating lease liabilities - short term	3,195	2,810
Other accrued expenses	595	452
Total	$23,059	$30,051

9. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
AbbVie	$38,192	$5,878	$18,997
Amgen	8,609	3,871	4,899
Astellas	13,931	—	—
Bristol Myers Squibb	39,630	47,740	32,780
ImmunoGen	—	—	1,471
Pfizer	—	—	1,355
Total revenue	$100,362	$57,489	$59,502

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a conditionally activated antibody-drug conjugate (“ADC”) against CD71, with the Company responsible for preclinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company will assume 35% of the net profits or net losses related to later development and commercialization unless it opts-out. If the Company opts-out from participation of co-development of the CD71 conditionally activated ADC, which includes CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 conditionally activated ADC.

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and was eligible to initially receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales at percentages in the high teens to low twenties if the Company participates in the co-development of the CD71 conditionally activated ADC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 conditionally activated ADC. The Company’s share of later stage co-development costs for each CD71 conditionally activated ADC is capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of payment of an associated sublicense fee of $1.0 million to SGEN under the Seattle Genetics Agreement) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. In May 2018, the United States Food and Drug Administration (“FDA”) cleared the IND application for CX-2029. As a result, the Company achieved the IND success criteria under the CD71 Agreement and received a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). In March 2020, the Company earned a $40.0 million milestone payment for satisfying the CD71 dose escalation success criteria under the CD71 Agreement

Under the terms of the Discovery Agreement, AbbVie receives exclusive worldwide rights to develop and commercialize conditionally activated ADCs against up to two targets, one of which was selected in March 2017. The Company shall perform research services to discover the Probody therapeutics and create conditionally activated ADCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such conditionally activated ADCs (“Discovery Licensed Products”).

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million in April 2016 and subsequently earned an additional $10.0 million milestone payment triggered by selection of the second target by AbbVie in June 2019. The Company is also eligible to receive up to $265.0 million for each target, in development, regulatory and commercial milestone payments and royalties at percentages in the high single to low teens from commercial sales of any resulting conditionally activated ADCs. The second target was selected under the Discovery Agreement that allows AbbVie to select a target for developing a conditionally activated ADC or a Probody.

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

The Company determined that the research, development and commercialization licenses for CD71 and discovery targets are not distinct from the Company’s respective research services and expertise. The Company considered factors such as novelty of the Probody therapeutic and conditionally activated ADC technology and lack of other parties’ expertise in this space, the Company’s rights to technology relating to a proprietary platform to enable the Probody therapeutic development and AbbVie’s contractual obligation to use the Company’s research services. The Company determined that the CD71 Agreement research, development and commercialization license, related research service and participation in the joint research committee were a combined performance obligation and were distinct from the Discovery Agreement research, development and commercialization license, related research service and participation in the joint research committee. Therefore, the Company concluded that there are two distinct performance obligations:

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

Therefore, of the $39.8 million total initial transaction price discussed above, the Company allocated $29.8 million to the CD71 Agreement performance obligation and recognized revenue using a cost-based input measure, the common measure of progress for the performance obligation. In applying the cost-based input method, revenue is recognized based on actual full-time employee (“FTE”) hours incurred as a percentage of total estimated FTE hours for completing its combined performance obligation over the estimated service period.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.  During 2019, as a result of ongoing dose escalation in the continued development program, there was a change in estimate of the research service period as well as an increase in the projected FTE hours-to-completion.  The research service period for the CD71 Agreement performance obligation was extended from April 2021 to March 2022 in 2019.  During the second quarter of 2020, the Company further increased the projected FTE hours-to-completion and extended the research service period for the CD71 Agreement performance obligation from March 2022 to September 2022 in response to the reduced rate of operation as impacted by the COVID-19 pandemic.

The remaining $10.0 million of the total initial transaction price of $39.8 million allocated to the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie. The $10.0 million was initially recognized on a straight-line basis over five years, which represented the estimated research service period for the first target, through April 2021 using the time-elapsed input method as the common measure of progress over the entire performance obligation. During the fourth quarter of 2020, the Company extended the estimated research service period for this first target for an additional twelve months from April 2021 to April 2022.

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

The $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement was included as part of the transaction price as it was unconstrained during the first quarter of 2020 and $26.6 million was recognized as revenue related to this milestone reflecting the percentage completed to-date on the project.

The Company determined that the remaining potential milestone payments of both agreements are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continued to be fully constrained and were not included in the transaction price as of December 31, 2020.

The Company recognized revenue of $38.2 million, $5.9 million and $19.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to the AbbVie Agreements. As of December 31, 2020 and 2019, deferred revenue related to the CD71 Agreement performance obligation was $25.2 million and $20.0 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $8.0 million and $11.6 million, respectively. No amounts were due from AbbVie as of December 31, 2020 and 2019.

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

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a conditionally activated T-cell engaging bi-specific therapeutic targeting epidermal growth factor receptor (the “EGFR Products”). The Company is responsible for early-stage development of EGFR Products and all related costs up to certain pre-set costs and certain limits based on clinical trial size. Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States.

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of conditionally activated T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within the specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

At the initiation of the collaboration, CytomX had the option to select, from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell engaging bispecific product from the Amgen pre-clinical pipeline. In March 2018, CytomX selected the program. CytomX is responsible, at its expense, for converting this program to a conditionally activated T-cell engaging bispecific product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering Probody antibodies and other pro-proteins in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering conditionally activated T-cell engaging bispecific molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company. There were no sublicense fees payable to UCSB as of December 31, 2020 and 2019.

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

The Company recognized revenue of $8.6 million, $3.9 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to the Amgen Agreement. As of December 31, 2020 and 2019, deferred revenue related to the EGFR Products performance obligation was $29.8 million and $37.6 million, respectively. As of December 31, 2020 and 2019, deferred revenue related to the Amgen Other Products performance obligation was $2.2 million and $3.0 million, respectively. No amounts were due from Amgen as of December 31, 2020 and 2019.

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

The initial transaction price of $90.0 million consists of the upfront fee of $80.0 million and research and development service fees of $10.0 million. The Company determined that the potential development and regulatory milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, the potential development and regulatory milestone payments were fully constrained and were not included in the initial transaction price and continued to be fully constrained as of December 31, 2020.  The Company will re-evaluate the transaction price at each reporting date or as uncertain events are resolved or other changes in circumstances occur.

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

The Company recognized revenue of $13.9 million for the year ended December 31, 2020, which included the research and development service fee of $1.5 million.  As of December 31, 2020, deferred revenue relating to the Astellas Agreement was $67.6 million. The amount due from Astellas under the Astellas Agreement was $0.8 million as of December 31, 2020.

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

On March 17, 2017, the Company and Bristol Myers Squibb entered into Amendment Number 1 to Extend Collaboration and License Agreement (“Amendment 1”). Amendment 1 granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to eight additional targets. The effective date of Amendment 1 was April 25, 2017 (“Amendment Effective Date”). Under the terms of Amendment 1, the Company continued to have obligations to Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against any targets they chose to select during the research period under the terms of Amendment 1.

Pursuant to Amendment 1, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $200.0 million and the Company was initially eligible to receive contingent payments for development, regulatory and sales milestones of up to an aggregate of $3,586.0 million for the eight targets. The Company was also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. Amendment 1 did not change the term of the Bristol Myers Squibb’s royalty obligation under the BMS Agreement. Bristol Myers Squibb’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price for the BMS Agreement and Amendment 1, collectively, was $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received to date of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price upon the adoption of ASC 606 on January 1, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to Bristol Myers Squibb. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

During the first quarter of 2019, Bristol Myers Squibb terminated pre-clinical activities on three of the first four collaboration targets selected under the original 2014 BMS Agreement.  The first and second targets under the BMS Agreement were combined into a single performance obligation. The Company determined that termination of pre-clinical activities on the second target does not impact the Company’s continuing obligation to Bristol Myers Squibb for the first target, CTLA-4, as it is still being actively developed by Bristol Myers Squibb.  Therefore, the Company concluded that it will continue to amortize the related deferred revenue over the original performance period. The Company has determined that upon the termination of pre-clinical activities on the third and the fourth collaboration targets selected by Bristol Myers Squibb in January and December of 2016, respectively, under the BMS Agreement, it has no further obligations.  As a result of termination of three of the four collaboration targets, the Company is no longer eligible to receive up to an aggregate of $894.0 million contingent payments for development, regulatory and sales milestones as well as the related royalty payments for such targets.  As a result, the Company recognized $18.1 million of revenue for the third and fourth targets in the first quarter of 2019, of which $17.4 million represented the accelerated recognition of all of the related deferred revenue upon the effective date of termination.  The Company continues to be obligated to perform research work under Amendment 1 executed in March 2017.

In February 2020, Bristol Myers Squibb dosed the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program, which triggered a $10.0 million milestone payment to the Company pursuant to the terms of the BMS Agreement.  The $10.0 million milestone payment was recognized as revenue in the first quarter of 2020.  The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price on December 31, 2020.

In February 2021, the Company and Bristol Myers Squibb entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as amended by Amendment 1. Subsequent to Amendment 2, Bristol Myers Squibb has the exclusive worldwide rights to develop and commercialize Probody therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection has been extended and the Company will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb. Pursuant to Amendment 2, the Company is eligible to receive contingent payments for development, regulatory and sales milestones of up to an aggregate of $1,779.0 million. It is also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales.

The Company recognized revenue of $39.6 million, $47.7 million and $32.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, deferred revenue relating to the BMS Agreement was $128.3 million and $158.0 million, respectively. The amounts due from Bristol Myers Squibb under the BMS Agreement were $0 and $13,000 as of December 31, 2020 and 2019, respectively.

ImmunoGen, Inc.

In January 2014, the Company and ImmunoGen, Inc. (“ImmunoGen”) entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provided the Company with the right to use ImmunoGen’s Antibody Drug Conjugate (“ADC”) technology in combination with the Company’s Probody therapeutic technology to create a conditionally activated ADC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such conditionally activated ADCs. The Company made no upfront cash payment in connection with the execution of the agreement. Instead, the Company provided ImmunoGen with the rights to CytomX’s Probody therapeutic technology to create conditionally activated ADCs directed at two targets under the ImmunoGen Research Agreement and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such conditionally activated ADCs. In February 2016, the Company exercised its option to obtain a development and commercialization license for praluzatamab ravtansine (CX-2009) pursuant to the terms of the ImmunoGen Research Agreement (the “CX-2009 License”).

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

Under the terms of the ImmunoGen Research Agreement, both the Company and ImmunoGen performed research activities on behalf of the other party for no monetary consideration through January 2018. In December 2017, the Company entered into the ImmunoGen 2017 License arrangement and extended the Company’s obligation to provide research services under the ImmunoGen Research Agreement to June 30, 2018. The estimated fair value of the consideration of $13.2 million for the performance obligation to ImmunoGen was recognized as revenue over the research period that ended on June 30, 2018. No further research services were provided by the Company after June 20, 2018 under the ImmunoGen 2017 License arrangement. The Company recognized revenue of $1.5 million for the year ended December 31, 2018.

In February 2020, the Company dosed the first patient in the praluzatamab ravtansine Phase 2 clinical trial and triggered a $3.0 million milestone payment to ImmunoGen pursuant to the CX-2009 License which continued to remain in effect following the termination of the ImmunoGen 2017 License in December 2019.  The Company recorded a $3.0 million charge to research and development expense in the first quarter of 2020, in connection with this milestone payment to ImmunoGen.

 Pfizer Inc.

In May 2013, the Company and Pfizer Inc. (“Pfizer”) entered into a Research Collaboration, Option and License Agreement (the “Pfizer Agreement”) to collaborate on the discovery and preclinical research activities related to Probody therapeutics, and conditionally activated ADCs for research project targets nominated by Pfizer. Pfizer nominated two research targets in 2013 and, pursuant to the Pfizer Agreement, had the option of nominating two additional research targets. In December 2014, Pfizer selected an additional research target and paid the Company $1.5 million. The option to select a fourth target lapsed in May 2016. Pfizer discontinued the epidermal growth factor receptor (“EGFR”) program and decided to terminate the remaining two targets in February and March 2018. In March 2018, Pfizer terminated the Pfizer Agreement. As such, the Company had no further performance obligations under this agreement after the first quarter of 2018.  The Company recognized revenue of $1.4 million for the year ended December 31, 2018.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the year ended December 31, 2020 (in thousands):

	Balance at 12/31/2019	Additions	Deductions	Balance at 12/31/2020
	(in thousands)
Contract liabilities:
Deferred revenue	$230,239	$120,000	$89,109	$261,130

There were $120.0 million of additions to deferred revenue during the year ended December 31,2020.  Of such amount, $40.0 million was related to the milestone payment triggered by AbbVie’s CD71 dose escalation success criteria which was achieved in March 2020, and an $80.0 million addition was related to the upfront fee payable under the Astellas Agreement entered into in March 2020. Deductions of $89.1 million related to revenue recognized included in the contract liability balance at the beginning of the period plus the revenue recognized related to the $120.0 million additions during the year ended December 31, 2020.

The Company expects that the $261.1 million of deferred revenue related to the following contracts as of December 31, 2020 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•

The $25.2 million of deferred revenue related to the CD71 Agreement as of December 31, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately September 2022.

•	The $1.0 million of deferred revenue related to the first target under the Discovery Agreement as of December 31, 2020 is expected to be recognized ratably until approximately April 2022.
•	The $7.0 million of deferred revenue related to the second target under the Discovery Agreement as of December 31, 2020 is expected to be recognized ratably until approximately June 2024.
•

The $29.8 million of deferred revenue related to the Amgen EGFR Products as of December 31, 2020 is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.

•	The $2.2 million of deferred revenue related to the Amgen Other Products as of December 31, 2020 is expected to be recognized ratably until approximately September 2023.
•	The $67.6 million of deferred revenue related to the Astellas Agreement as of December 31, 2020 is expected to be recognized ratably until approximately March 2025.
•	The $128.3 million of deferred revenue related to the BMS Agreement as of December 31, 2020 is expected to be recognized ratably until approximately April 2025.

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

In February 2020, the Company recorded $0.8 million of sublicense fees triggered by the $10.0 million milestone payment from Bristol Myers Squibb’s dosing of the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program.  In March 2020, the Company incurred additional sublicense fees of $6.0 million and $1.4 million related to the $80.0 million upfront fee received pursuant to the Astellas Agreement entered into in March 2020, and the $40.0 million milestone payment from AbbVie for satisfying the CD71 dose escalation success criteria under the CD71 Agreement, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company incurred sublicense expenses of $9.1 million, $4.3 million and $0.6 million, respectively, under the provisions of the UCSB Agreement.  As of December 31, 2020 and 2019, there was $0 and $0.2 million sublicense fee payable to UCSB, respectively.

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

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The parties have agreed to a case schedule, which is pending Court approval.  Discovery is in the initial phases. The Company believes that the lawsuit is without merit and intends to vigorously defend itself and has not recorded any amount for claims associated with this lawsuit as of December 31, 2020.

On May 21, 2020, a putative securities class action lawsuit was commenced in the U.S. District Court for the Northern District of California naming as defendants the Company and three current and former officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the product candidates praluzatamab ravtansine (CX-2009) and pacmilimab (CX-072). The plaintiff sought to represent all persons who purchased or otherwise acquired CytomX securities between May 17, 2018, and May 13, 2020. On January 14, 2021, the class action was dismissed without prejudice.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit as non-current restricted cash on its balance sheet as of December 31, 2020 and 2019.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense during the years ended December 31, 2020, 2019 and 2018 was $5.1 million, $4.8 million and $4.2 million, respectively.

Supplemental information related to leases are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,990	$4,855

	December 31, 2020	December 31, 2019
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$22,495	$25,382
Current operating lease liabilities	3,195	2,810
Non-current operating lease liabilities	21,675	24,871
Total operating lease liabilities	$24,870	$27,681

Weighted-average remaining lease term (in years)
Operating lease	5.75	6.85
Weighted-average discount rate
Operating lease	8.25%	8.25%

December 31, 2020
(in thousands)
Maturity of operating lease liabilities
2021	5,129
2022	5,273
2023	5,420
2024	5,572
2025 and beyond	10,116
Total lease payments	31,510
Less imputed interest	(6,640)
Present value of lease liabilities	$24,870

13. Common Stock

In October 2015, the Company’s board of directors and stockholders approved the amendment and restatement of the Company’s certificate of incorporation. The Amended and Restated Certificate of Incorporation was effective as of October 14, 2015, which provided for 75,000,000 authorized shares of common stock with par value of $0.00001 per share and 10,000,000 shares of preferred stock with a par value of $0.00001 per share.  In June 2020, the board of directors and stockholders of the Company approved an increase in the authorized shares of common stock from 75,000,000 to 150,000,000.

Common stockholders are entitled to dividends if and when declared by the board of directors subject to the prior rights of the preferred stockholders. As of December 31, 2020 and 2019, no dividends on common stock had been declared by the Board of Directors.

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

In February 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of the Company’s common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time upon the Company’s request, through an at the market offering under which Jefferies will act as sales agent.  Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement.  During December 2020, the Company sold 1,535,217 shares at an average price of $7.62 per shares and received net proceeds of approximately $11.3 million after deducting the 3.0% sales commission and related issuance cost.

The Company had reserved shares of common stock for issuance, as follows:

	December 31,
	2020	2019
Options issued and outstanding	10,929,530	9,936,168
Shares available for future stock option grants	2,903,398	3,145,266
Shares available for future employee stock purchase plan	1,935,683	1,609,137
Total	15,768,611	14,690,571

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2020 and 2019, 2,698,798 shares and 1,808,066 shares of common stock were available for future issuance under the 2015 Plan.

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

The initial number of shares of common stock available for future issuance under the 2019 Plan was 1,815,000.  As of December 31, 2020 and 2019, 204,600 shares and 1,337,200 shares, respectively, of common stock were available for future issuance under the 2019 Plan.

Activity under the Company’s stock option plans is set forth below:

			Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2019	3,145,266	9,936,168	12.26
Options authorized	1,820,923	—	—
Options granted	(4,219,044)	4,219,044	7.23
Options exercised	—	(1,064,830)	4.58
Options cancelled	2,156,253	(2,160,852)	13.75
Balances at December 31, 2020	2,903,398	10,929,530	$10.77	6.4	$6,844
Options Exercisable—December 31, 2020		6,145,652	$11.69	4.7	$6,031
Options vested and expected to vest—December 31, 2020		10,929,530	$10.77	6.4	$6,844

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the underlying common stock as of December 31, 2020.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2020, 2019 and 2018 was $4.4 million, $0.9 million and $14.6 million, respectively.

The options granted in the years ended December 31, 2020, 2019 and 2018 had weighted-average per share grant-date fair values of $3.94, $7.03 and $14.21, respectively. As of December 31, 2020, the unrecognized compensation expense with respect to options granted was $23.2 million and is expected to be recognized over 2.8 years.

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

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 128,684 shares and 142,949 shares of common stock under the ESPP in 2020 and 2019, respectively.

Shares available for future purchase under the ESPP were 1,935,683 shares and 1,609,137 shares at December 31, 2020 and 2019, respectively. The compensation expense related to the ESPP was $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $0.2 million  of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$6,825	$9,226	$8,313
General and administrative	7,961	9,874	8,565
Total stock-based compensation expense	$14,786	$19,100	$16,878

Stock-based compensation expense for employees was $14.7 million, $18.9 million and $16.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation expense for non-employees was $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Expected volatility	64.4% - 73.3%	64.4% - 68.6%	65.6% - 69.3%	47.3% - 122.1%	60.8% - 71.9%	46.4% - 70.5%
Risk-free interest rate	0.2% - 1.3%	1.4% - 2.5%	2.5% - 3.0%	0.1% - 0.2%	1.6% - 2.4%	2.1% - 2.6%
Dividend yield	— %	— %	— %	— %	— %	— %
Expected term (in years)	4.7 - 4.9	4.9 - 5.0	4.7 - 4.9	0.5	0.5	0.5

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on vesting terms, exercise term and contractual lives of the options. The expected term of the ESPP shares is equal to the six-month look-back period.

Expected volatility. The expected stock price volatility for the Company’s stock options is based on the historical stock price volatility which is commensurate with the estimated expected term of the stock awards. Volatility for ESPP shares is equal to the Company’s historical volatility over a six-month offering period.

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

15. Income Taxes

The Company derives its income only from the United States. The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(13,912)	$(390)	$14,302
State	1	—	1
Total current	(13,911)	(390)	14,303
Deferred:
Federal	—	(37)	—
State	—	—	—
Total deferred	—	(37)	—
Provision for (benefit from) income taxes	$(13,911)	$(427)	$14,303

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.3%	1.3%	0.7%
Stock compensation	(2.2)%	(1.2)%	1.7%
Tax credits	11.0%	2.5%	6.2%
Change in valuation allowance	(31.2)%	(22.8)%	(49.5)%
Net operating loss carryback	27.9%	0.0%	0.0%
Return to provision adjustment	0.0%	(0.3)%	0.0%
Other	(0.1)%	(0.1)%	(0.5)%
Total	29.7%	0.4%	(20.4)%

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net operating loss carryforwards	$37,099	$38,967	$15,468
Research and development credits	16,803	10,940	7,514
Lease liability	5,223	5,813	—
Intangible assets	3,923	3,320	—
Deferred revenue	38,832	47,180	56,881
Accruals and deferred rent	1,512	1,296	1,955
Stock-based compensation	8,578	7,837	5,746
Other	20	—	39
Total gross deferred income tax assets	111,990	115,353	87,603
Less: valuation allowance	(106,448)	(109,174)	(86,466)
Deferred tax assets, net of valuation allowance	5,542	6,179	1,137
Fixed assets	(433)	(591)	(854)
Right-of-use assets	(4,724)	(5,330)	—
Intangible assets	—	—	(108)
Prepaid expenses	(385)	(243)	(175)
Other	—	(15)	—
Deferred tax liabilities	(5,542)	(6,179)	(1,137)
Net deferred income tax liabilities	$—	$—	$—

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

The Company recognized income tax benefit of $13.9 million for the year ended December 31, 2020, through the net operating loss carryback under the CARES Act which generated a refund of income taxes paid for 2018.

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2020, 2019 and 2018 was an increase(decrease) of $(2.7) million, $22.7 million and $35.7 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $168.6 million and $24.2 million, respectively, as of December 31, 2020, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $103 million will carryforward indefinitely.  The state net operating loss carryforwards will begin to expire in 2032, if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $15.6 million and $9.0 million, respectively, as of December 31, 2020 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits have no expiration date.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017 that resulted in 382 limitations. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations.  The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced but limited the full use in 2018. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards.  The Company reviewed its stock ownership for the year ended December 31, 2020 and concluded no ownership changes occurred in current year which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

The Company had approximately $6.5 million, $5.2 million and $3.8 million of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, respectively, and approximately $0, $0.9 million and $1.0 million, respectively, would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$5,249	$3,756	$4,320
Additions based on tax positions related to current year	1,205	1,403	1,166
Adjustment based on tax positions related to prior years	—	90	(1,730)
Balance at end of the year	$6,454	$5,249	$3,756

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2020, 2019 and 2018.

The Company files income tax returns in the United States, including California state jurisdiction. The tax years 2010 to 2019 remains open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2020, the Company is under examination by the State of California.

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2020, 2019 and 2018, the Company made contributions to the plan of $0.8 million, $0.8 million and $0.6 million, respectively.

17. Subsequent Events

In January 2021, the Company completed an underwritten public offering of 14,285,714 shares of common stock at a price of $7.00 per share.  The aggregate net proceeds received by the Company from the offering were approximately $93.6 million, after deducting underwriting discounts and commissions and estimated offering expenses of $6.4 million.  The Company also granted the underwriters the option, for 30 days, to purchase up to 2,142,857 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. In February 2021, the underwriters exercised the option in full which resulted in additional net proceeds of $14.1 million to the Company, after deducting the underwriting discounts and commissions of $0.9 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On January 25, 2021, we completed an underwritten public offering of 14,285,714 shares of common stock at a price of $7.00 per share. The aggregate net proceeds received by us from the offering were approximately $93.6 million, after deducting underwriting discounts and commissions and estimated offering expenses of $6.4 million.  We also granted the underwriters the option, for 30 days, to purchase up to 2,142,857 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. In February 2021, the underwriters exercised the option in full which resulted in additional net proceeds of $14.1 million to us, after deducting the underwriting discounts and commissions of $0.9 million.

On February 20, 2021,  Dr. Charles Fuchs informed the Company that he could not stand for re-election and that he would retire from the Board and its committees, effective April 1, 2021.  Dr. Fuchs’ resignation is not due to any disagreement with the Company, the Board or the management of the Company.

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

(3)	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/2020	1.1

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.4(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.4(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.5#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.8#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D. dated as of September 23, 2019.	10-Q	11/7/2019	10.5

10.9	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Carlos Campoy dated as of March 9, 2020.	10-Q	5/7/2020	10.3

10.10#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.11#	Amended and Restated Severance and Change of Control Agreement effective as of October 14, 2019, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/7/2019	10.6

10.12#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	5/9/2019	10.2

10.13††	Severance and Change of Control Agreement effective as of February 3, 2020, by and between CytomX Therapeutics, Inc. and Alison Hannah, M.D.	10-K	2/27/2020	10.32

10.14#	Severance and Change of Control Agreement dated March 23, 2020, by and between CytomX Therapeutics, Inc. and Carlos Campoy.	10-Q	5/7/2020	10.1

10.15	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.16(a)	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.16(b)††	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.17†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between CytomX Therapeutics, Inc. and Pfizer, Inc.	10-Q	11/5/2020	10.1

10.18(a)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol Myers Squibb Company.	10Q	11/5/2020	10.2

10.18(b)†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol Myers Squibb.	10-Q	5/5/2017	10.1

10.19(a)†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.19(b)†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1

10.19(c)†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of March 31, 2017.	10-Q	11/6/2018	10.2

10.19(d)†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of January 3, 2018.	10-Q	11/6/2018	10.3

10.19(e)†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.	10-Q	8/7/2019	10.1

10.20(a)††	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.20(b)†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.21††	Collaboration and License Agreement dated as of March 23, 2020, by and between CytomX Therapeutics, Inc. and Astellas Pharma Inc.	10-Q	5/7/2020	10.4

10.22(a)†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.22(b)†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.5

10.22(c)†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.	10-Q	11/6/2018	10.6

10.23†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.24#††	Consulting Agreement effective as of December 14, 2020, by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh.				X

10.25#	Retirement Agreement by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh, dated as of December 1, 2020.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

††	Certain confidential portions of this exhibit have been omitted from this exhibit.

#	Indicates management contract or compensatory plan.

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

CytomX Therapeutics, Inc.

Date: February 24, 2021	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carlos Campoy
	Name:	Carlos Campoy
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean A. McCarthy, D. Phil., Carlos Campoy and Lloyd Rowland and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean A. McCarthy	President, Chief Executive Officer and Director	February 24, 2021
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Matthew P. Young	Director	February 24, 2021
Matthew P. Young

/s/ Charles S. Fuchs	Director	February 24, 2021
Charles S. Fuchs, M.D., M.P.H.

/s/ Frederick W. Gluck	Director	February 24, 2021
Frederick W. Gluck

/s/ John A. Scarlett	Director	February 24, 2021
John A. Scarlett, M.D.

/s/ Elaine V. Jones	Director	February 24, 2021
Elaine V. Jones, Ph.D.

/s/ James R. Meyers	Director	February 24, 2021
James R. Meyers

/s/ Mani Mohindru	Director	February 24, 2021
Mani Mohindru, Ph.D.

/s/ Halley E. Gilbert	Director	February 24, 2021
Halley E. Gilbert