Form 10-Q
period 2021-03-31
CytomX Therapeutics, Inc.
filed 2021-05-06
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 30, 2021, the registrant had 65,011,130 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

•

the initiation, timing, progress and results of our ongoing clinical trials, research and development programs, preclinical studies, and Investigational New Drug application (“IND”), Clinical Trial Application, New Drug Application (“NDA”), Biologics License Application (“BLA”), and other regulatory submissions;

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

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$329,666	$191,859
Short-term investments	64,130	124,260
Accounts receivable	756	798
Prepaid expenses and other current assets	5,456	7,096
Total current assets	400,008	324,013
Property and equipment, net	7,172	6,950
Intangible assets, net	1,130	1,167
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	21,736	22,495
Other assets	2,246	2,172
Total assets	$434,158	$358,663
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,582	$2,996
Accrued liabilities	18,831	23,059
Deferred revenue, current portion	76,636	74,869
Total current liabilities	98,049	100,924
Deferred revenue, net of current portion	169,280	186,261
Operating lease liabilities - long term	20,807	21,675
Total liabilities	288,136	308,860
Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized and 65,002,897 and 48,251,819 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	611,733	499,964
Accumulated other comprehensive loss	(43)	(47)
Accumulated deficit	(465,669)	(450,115)
Total stockholders' equity	146,022	49,803
Total liabilities and stockholders' equity	$434,158	$358,663

(1)	The condensed balance sheet as of December 31, 2020 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$15,971	$49,593
Operating expenses:
Research and development	22,371	42,814
General and administrative	9,227	9,572
Total operating expenses	31,598	52,386
Loss from operations	(15,627)	(2,793)
Interest income	68	1,075
Other income, net	5	12
Loss before income taxes	(15,554)	(1,706)
Provision for (benefit from) income taxes	—	(13,911)
Net income (loss)	$(15,554)	$12,205
Net income (loss) per share
Basic	$(0.26)	$0.27
Diluted	$(0.26)	$0.26
Shares used to compute net income (loss) per share
Basic	60,968,111	45,723,955
Diluted	60,968,111	47,044,774
Other comprehensive income:
Unrealized gain on short-term investments, net of tax	$4	$279
Comprehensive income (loss)	$(15,550)	$12,484

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)	$(450,115)	$49,803
Issuance of common stock in follow-on offering, net of issuance costs	16,428,571	-	107,712	-	-	107,712
Exercise of stock options	322,507	-	1,023	-	-	1,023
Stock-based compensation	-	-	3,034	-	-	3,034
Other comprehensive income	-	-	-	4	-	4
Net loss	-	-	-	-	(15,554)	(15,554)
Balance at March 31, 2021	65,002,897	$1	$611,733	$(43)	$(465,669)	$146,022

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2019	45,523,088	$1	$468,285	$57	$(417,230)	$51,113
Exercise of stock options	395,528	-	2,157	-	-	2,157
Stock-based compensation	-	-	4,013	-	-	4,013
Other comprehensive income	-	-	-	279	-	279
Net income	-	-	-	-	12,205	12,205
Balance at March 31, 2020	45,918,616	$1	$474,455	$336	$(405,025)	$69,767

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(15,554)	$12,205
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	36	36
Depreciation and amortization	638	601
Amortization of premium (accretion of discounts) on investments	141	(127)
Stock-based compensation expense	3,034	4,013
Non-cash lease expense	759	700
Changes in operating assets and liabilities
Accounts receivable	42	(129,997)
Prepaid expenses and other current assets	1,640	(14,957)
Other assets	(74)	636
Accounts payable	(292)	52
Accrued and other long-term liabilities	(5,096)	(3,315)
Deferred revenue	(15,214)	80,416
Net cash used in operating activities	(29,940)	(49,737)
Cash flows from investing activities:
Purchases of property and equipment	(982)	(1,049)
Purchases of short-term investments	-	(44,707)
Maturities of short-term investments	59,994	48,197
Net cash provided by investing activities	59,012	2,441
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	107,712	-
Proceeds from exercise of stock options	1,023	2,157
Net cash provided by financing activities	108,735	2,157
Net increase (decrease) in cash, cash equivalents and restricted cash	137,807	(45,139)
Cash, cash equivalents and restricted cash, beginning of period	192,776	189,342
Cash, cash equivalents and restricted cash, end of period	$330,583	$144,203

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. The Company aims to build a commercial-stage enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class antibody-based therapeutics created using its Probody® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique Probody technology platform is designed to enable “conditional activation” of antibody-based drugs within the tumor while minimizing drug activity in healthy tissues and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed balance sheet data, as of December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$329,666	$191,859	$143,286	$188,425
Restricted cash - non-current assets	917	917	917	917
Total	$330,583	$192,776	$144,203	$189,342

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s non-credit related unrealized gains and losses on short-term investments during the period represents the component of other comprehensive income (loss) that is excluded from the reported net loss.

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

The Company’s collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities or upon receipt of actual marketing approvals of a covered product or for additional indications. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting date, the Company re-evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seagen Inc, formerly Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company is required to pay SGEN sublicense fees for certain milestone achievements and an annual maintenance fee. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate.

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

•

Expected volatility. The expected stock price volatility for the Company’s stock options is based on the historical stock price volatility over the period which is commensurate with the estimated expected term of the stock awards.  Volatility for ESPP shares is equal to the Company’s historical volatility over a six-month offering period.

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

Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intraperiod tax allocation as well as two exceptions related to accounting for outside basis differences of equity method investments and foreign subsidiaries.  The ASU also amends the scope of ASC 740 related to a franchise tax (or similar tax) that is partially based on income; clarifies when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; specifies that an entity is not required to allocate income tax expense to a legal entity that is both not subject to tax and disregarded by the taxing authority; and  clarifies that all tax effects, both deferred and current, should be accounted for in the interim period that includes the enactment date.  The Company adopted this ASU on January 1, 2021, and there was no material impact on the financial statements upon adoption of this ASU.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Numerator:
Net income (loss)	$(15,554)	$12,205

Denominator:
Basic
Weighted-average common shares used to calculate net income (loss) per share	60,968,111	45,723,955
Diluted
Weighted-average common shares used to calculate net income (loss) per share	60,968,111	45,723,955
Effect of potentially dilutive securities:
Stock options and ESPP shares	-	1,320,819
	60,968,111	47,044,774
Net income (loss) per share
Basic	$(0.26)	$0.27
Diluted	$(0.26)	$0.26

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Options and ESPP to purchase common stock	11,554,985	8,234,298

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

The following tables set forth the fair value of the Company’s short-term investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		March 31, 2021
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$281,201	$—	$—	$—	$281,201
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	64,120	—	10	—	64,130
Total securities		$346,238	$—	$10	$—	$346,248

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$131,121	$—	$—	$—	$131,121
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	124,254	—	6	—	124,260
Total securities		$256,292	$—	$6	$—	$256,298

No securities have contractual maturities of greater than twelve months.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Research and clinical expenses	$8,486	$10,092
Payroll and related expenses	5,043	8,362
Legal and professional expenses	1,189	815
Operating lease liabilities - short term	3,297	3,195
Other accrued expenses	816	595
Total	$18,831	$23,059

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
AbbVie	$1,228	$30,096
Amgen	2,582	1,695
Astellas	4,756	387
Bristol Myers Squibb	7,405	17,415
Total revenue	$15,971	$49,593

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a conditionally activated antibody-drug conjugate (“ADC") against CD71, with the Company responsible for preclinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company will assume 35% of the net profits or net losses related to later development and commercialization unless it opts-out. If the Company opts-out from participation of co-development of the CD71 conditionally activated ADC, which includes CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 conditionally activated ADC.

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

The $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement was included as part of the transaction price as it was unconstrained during the first quarter of 2020 and $26.6 million was recognized as revenue related to this milestone reflecting the percentage completed to-date on the project as of March 2020.  The remainder is being recognized as revenues over the remaining estimated research service period through September 2022.

The Company determined that the remaining potential milestone payments of both agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continued to be fully constrained and were not included in the transaction price as of December 31, 2020.

The Company recognized revenue of $1.2 million and $30.1 million for the three months ended March 31, 2021 and 2020, respectively, related to the AbbVie Agreements. As of March 31, 2021 and December 31, 2020, deferred revenue related to the CD71 Agreement performance obligation was $24.7 million and $25.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $7.3 million and $8.0 million, respectively. No amounts were due from AbbVie as of March 31, 2021 and December 31, 2020.

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

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of conditionally activated T-cell engaging bi-specifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within the specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX was initially eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

At the initiation of the collaboration, CytomX had the option to select, from programs specified in the Amgen Agreement, an existing preclinical stage T-cell engaging bispecific product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program. CytomX is responsible, at its expense, for converting this program to a conditionally activated T-cell engaging bispecific product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

The Company recognized revenue of $2.6 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively, related to the Amgen Agreement. As of March 31, 2021 and December 31, 2020, deferred revenue related to the EGFR Products performance obligation was $27.4 million and $29.8 million, respectively. As of March 31, 2021 and December 31, 2020, deferred revenue related to the Amgen Other Products performance obligation was $2.0 million and $2.2 million, respectively. No amounts were due from Amgen as of March 31, 2021 and December 31, 2020.

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

The Company recognized revenue of $4.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021 and December 31, 2020, deferred revenue relating to the Astellas Agreement was $63.6 million and $67.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $0.8 million and $0.8 million, as of March 31, 2021 and December 31, 2020, respectively.

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

Pursuant to the BMS Agreement, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $50.0 million and the Company was initially entitled to receive contingent payments of up to $25.0 million for additional targets and up to an aggregate of $1,192.0 million for development, regulatory and sales milestones.  In addition, the Company was entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales. The Company also received research and development service fees based on a prescribed FTE rate that was capped.

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

In February 2021, the Company and Bristol Myers Squibb entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as amended by Amendment 1. Subsequent to Amendment 2, Bristol Myers Squibb has the exclusive worldwide rights to develop and commercialize Probody therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection has been extended and the Company will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb over the estimated research period, which ends in April 2025. Pursuant to Amendment 2, the Company is eligible to receive contingent payments for development, regulatory and sales milestones of up to an aggregate of $1,779.0 million. It is also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales. In addition, the Company will no longer be entitled to receive the research and development service fee as part of the arrangement.

The Company re-evaluated the remaining potential milestone payments and determined that, if recognized, significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price on March 31, 2021.

The Company recognized revenue of $7.4 million and $17.4 million for the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021 and December 31, 2020, deferred revenue relating to the BMS Agreement was $120.9 million and $128.3 million, respectively. No amounts were due from Bristol Myers Squibb as of March 31, 2021 and December 31, 2020.

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

In December 2019, the parties entered into a license agreement (the “ImmunoGen 2019 License”) pursuant to which the ImmunoGen Research Agreement (the ”ImmunoGen 2017 License”) for a target in December 2017, was terminated and ImmunoGen granted a license for all of ImmunoGen’s rights under the ImmunoGen 2017 License to the Company.

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

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the three months ended March 31, 2021:

	Balance at 12/31/2020	Additions	Deductions	Balance at 3/31/2021
	(in thousands)
Contract liabilities:
Deferred revenue	$261,130	$—	$(15,215)	$245,916

The Company expects that the $245.9 million of deferred revenue related to the following contracts as of March 31, 2021 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•

The $24.7 million of deferred revenue related to the CD71 Agreement as of March 31, 2021 is expected to be recognized based on actual FTE effort and program progress until approximately September 2022.

•	The $0.8 million of deferred revenue related to the first target under the Discovery Agreement as of March 31, 2021 is expected to be recognized ratably until approximately April 2022.
•	The $6.5 million of deferred revenue related to the second target under the Discovery Agreement as of March 31, 2021 is expected to be recognized ratably until approximately June 2024.
•

The $27.4 million of deferred revenue related to the Amgen EGFR Products as of March 31, 2021 is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.

•	The $2.0 million of deferred revenue related to the Amgen Other Products as of March 31, 2021 is expected to be recognized ratably until approximately September 2023.
•	The $63.6 million of deferred revenue related to the Astellas Agreement as of March 31, 2021 is expected to be recognized ratably until approximately March 2025.
•	The $120.9 million of deferred revenue related to the BMS Agreement as of March 31, 2021 is expected to be recognized ratably until approximately April 2025.

7. License Agreements

UCSB

The Company has an exclusive, worldwide license agreement with UCSB (the “UCSB Agreement”), relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering Probody antibodies and other pro-proteins.

In February 2020, the Company recorded $0.8 million of sublicense fees triggered by the $10.0 million milestone payment from Bristol Myers Squibb’s dosing of the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program.  In March 2020, the Company incurred additional sublicense fees of $6.0 million related to the $80.0 million upfront fee received pursuant to the Astellas Agreement entered into in March 2020, and $1.4 million related to the $40.0 million milestone payment from AbbVie for satisfying the CD71 dose escalation success criteria under the CD71 Agreement in March 2020.

During the three months ended March 31, 2021 and 2020, the Company incurred sublicense expenses of $0.9 million and $9.1 million, respectively under the provisions of the UCSB Agreement.  As of March 31, 2021 and December 31, 2020, there was no outstanding sublicense fee payable to UCSB.

8. Common Stock

In January 2021, the Company completed an underwritten public offering of 14,285,714 shares of common stock at a price of $7.00 per share.  The aggregate net proceeds received by the Company from the offering were approximately $93.6 million, after deducting underwriting discounts and commissions and offering expenses of $6.4 million.  The Company also granted the underwriters the option, for 30 days, to purchase up to 2,142,857 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. In February 2021, the underwriters exercised the option in full which resulted in additional net proceeds of $14.1 million to the Company, after deducting the underwriting discounts and commissions of $0.9 million.

9. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the three months ended March 31, 2021 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2020	10,929,530	$10.77
Options granted	2,792,347	7.87
Options exercised	(322,507)	3.17
Option forfeited/expired	(1,535,118)	11.15
Balances at March 31, 2021	11,864,252	$10.25
Options exercisable at March 31, 2021	5,341,720	$12.11

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Stock-based compensation expense:
Research and development	$1,337	$1,919
General and administrative	1,697	2,094
Total stock-based compensation expense	$3,034	$4,013

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit as non-current restricted cash on its balance sheet as of March 31, 2021 and December 31, 2020, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset.  Rent expense during each of the three months ended March 31, 2021 and 2020 was $1.3 million.

Supplemental information related to leases are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,273	$1,239

	March 31, 2021	December 31, 2020
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$21,736	$22,495
Current operating lease liabilities	3,297	3,195
Non-current operating lease liabilities	20,807	21,675
Total operating lease liabilities	$24,104	$24,870

Weighted-average remaining lease term (in years)
Operating lease	5.50	5.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

March 31, 2021
(in thousands)
Maturity of operating lease liabilities
2021	$3,856
2022	5,273
2023	5,420
2024	5,572
2025 and beyond	10,116
Total lease payments	30,237
Less imputed interest	(6,133)
Present value of lease liabilities	$24,104

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The parties have agreed to a case schedule.  Discovery is ongoing. The Company believes that the lawsuit is without merit and intends to vigorously defend itself and has not recorded any amount for claims associated with this lawsuit as of March 31, 2021.

12. Income Taxes

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

The income tax benefit during the three months ended March 31, 2020 was generated as a result of the recognition of net operating loss carryback under the CARES Act which generated a refund of income taxes paid for 2018. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of March 31, 2021 and December 31, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Forms 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021.  This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are advancing a robust pipeline of novel, potential first-in-class antibody-based therapeutics created using our Probody® technology platform. Probody therapeutics are designed to be conditionally activated in the tumor microenvironment, effectively enabling the targeting of cancer tissues more specifically, while minimizing deleterious activity in healthy tissues and in circulation. We achieve this “conditional activation” by modifying our Probody therapeutics with a mask that is designed to block binding to target until the mask is removed by proteases. Proteases are enzymes that are more abundant in the tumor microenvironment than in normal tissue, potentially leading to an enrichment of therapeutic activity in the tumor. We believe this innovative approach, that we have pioneered, has the promise to improve cancer treatments in three ways by: (1) enhancing a product candidate’s therapeutic window, the balance between tolerability and activity; (2) allowing the pursuit of targets that were previously considered “undruggable,” due to their presence on normal tissues; and (3) improving combination therapies that are, otherwise, poorly tolerated. We have successfully applied our Probody technology to a variety of biologic modalities including antibodies, antibody drug conjugates (“ADCs”), T-cell bispecifics and cytokines; all of which are in various stages spanning discovery through clinical development.

Our lead product candidates, praluzatamab ravtansine (CX-2009) and CX-2029, are two conditionally activated ADCs against the previously undruggable targets CD166 and CD71, respectively. These cancer targets were considered inaccessible to conventional ADCs due to their ubiquitous expression in many healthy tissues, but we believe they are potentially addressable with our Probody technology. Having demonstrated favorable tolerability and encouraging anti-tumor activity in separate dose-escalation Phase 1 studies, praluzatamab ravtansine, our wholly-owned conditionally activated ADC, and CX-2029, a conditionally activated ADC partnered with AbbVie, are currently in Phase 2 clinical studies.

We are currently enrolling patients into a three-arm study of praluzatamab ravtansine in patients with human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B will evaluate praluzatamab ravtansine monotherapy at 7 mg/kg administered every three weeks in patients with hormone receptor-positive (“HR+”)/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C will evaluate praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC.  Approximately 40 evaluable patients will be enrolled into each arm of the study. Additionally, CX-2029 is being evaluated in four cohorts as a treatment for patients with squamous non-small cell lung cancer, head and neck squamous cell carcinoma, esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma. Twenty-five evaluable patients are targeted for each cohort. We expect initial data from both studies to be available in the fourth quarter of 2021.

Our clinical-stage pipeline also includes cancer immunotherapeutic candidates against validated targets such as CTLA-4. Our partner, Bristol Myers Squibb, is conducting a randomized Phase 2 study evaluating BMS-986249, a Probody version of the CTLA-4-targeting antibody, ipilimumab, in combination with the anti PD-1 antibody, nivolumab, in patients with metastatic melanoma. In addition, BMS-986249 is being studied in combination with nivolumab in three additional indications: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer and advanced TNBC. Bristol Myers Squibb also continues to evaluate BMS-986288, a Probody version of non-fucosylated ipilimumab, as monotherapy or in combination with nivolumab in a Phase 1 clinical trial.

We also have two preclinical agents in investigational new drug application (“IND”)-enabling studies, including CX-2043, our third conditionally activated ADC targeting the epithelial cell adhesion molecule (“EpCAM”), a widely expressed tumor antigen. CX-2043 has demonstrated potent anti-tumor activity across multiple cancer types and superior tolerability in animal models compared to the corresponding unmasked ADC. As a result of recent manufacturing delays, we no longer expect to submit an IND for CX-2043 in 2021. Pursuant to our partnership with Amgen, we have also recently advanced CX-904, a conditionally activated T-cell-engaging bispecific antibody candidate against the epidermal growth factor receptor (“EGFR”) on tumor cells and CD3 on T cells, into IND-enabling studies. We plan to file an IND for CX-904 in late 2021.  We are also engaged in broad drug discovery efforts towards the generation of new clinical candidates for the treatment of cancer, including the application of our conditional activation platform to the engineering of novel, locally active cytokines, including interferon-alpha-2a.

On January 25, 2021, we completed an underwritten public offering of 14,285,714 shares of common stock at a price of $7.00 per share. The aggregate net proceeds received by us from the offering were $93.6 million, after deducting underwriting discounts and commissions and offering expenses of $6.4 million. We also granted the underwriters the option, for 30 days, to purchase up to 2,142,857 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. In February 2021, the underwriters exercised the option in full which resulted in additional net proceeds of $14.1 million to us, after deducting the underwriting discounts and commissions of $0.9 million.

We do not have any product candidates approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $15.6 million and net income was $12.2 million and for the three months ended March 31, 2021 and 2020, respectively. The net income for the three months ended March 31, 2020 was a result of an income tax benefit generated as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020 in response to the COVID-19 pandemic, which allowed us to carryback net operating losses to generate a refund of income taxes paid for 2018. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $465.7 million and $450.1 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

Global health authorities, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly-owned and partnered product candidates in clinical trials, including praluzatamab ravtansine, CX-2029, and pacmilimab, as well as any additional product candidates for which we initiate clinical studies in the future. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, of regulatory uncertainty, manufacturing limitations, and the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Impact of COVID-19

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

In March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Since then, we have revised our strategy for developing praluzatamab ravtansine, and have initiated our Phase 2 clinical trial for praluzatamab ravtansine.

The COVID-19 outbreak and any preventative or protective actions that we, our collaboration partners or others may take in respect of the virus may result in further disruption for our clinical trials, including clinical trials for praluzatamab ravtansine and CX-2029, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Although our operations have been modified, they are continuing at a reduced operational rate. Currently, it is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to its prior levels. We do not yet know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

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

AbbVie, one of our collaboration partners, entered into a license agreement with Seagen Inc. (“SGEN”) to license certain intellectual property rights. As part of our collaboration agreement with AbbVie, we received a sublicense to these intellectual property rights and therefore pay SGEN sublicense fees. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

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

Other Income, Net

Other income, net consists primarily of gains and losses resulting from changes to currency exchange rates.

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

Results of Operations

For the Three Months Ended March 31, 2021 and 2020

Revenues

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Total revenues	$15,971	$49,593	$(33,622)

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
AbbVie	$1,228	$30,096	$(28,868)
Amgen	2,582	1,695	887
Astellas	4,756	387	4,369
Bristol Myers Squibb	7,405	17,415	(10,010)
Total Revenue	$15,971	$49,593	$(33,622)

The decrease in revenue of $33.6 million for the three months ended March 31, 2021 compared to the corresponding period of 2020 was primarily due to:

•

a decrease in revenue of $28.9 million from AbbVie primarily due to the $40.0 million milestone payment earned in the three months ended March 31, 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”), of which $26.6 million was recognized in the three months ended March 31, 2020 reflecting the percentage completed to-date of the project;

•

an increase in revenue from Astellas of $4.4 million primarily due to a full quarter recognition of the $80.0 million upfront payment over the estimated research service period of five years under the Collaboration and License Agreement with Astellas (the “Astellas Agreement”) entered into in March 2020; and

•

a decrease in revenue from Bristol Myers Squibb of $10.0 million primarily due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Research and development expenses	$22,371	$42,814	$(20,443)

Research and development expenses decreased by $20.4 million during the three months ended March 31, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to the following:

•

a decrease of $11.2 million in licensing expenses, of which $8.2 million related to UCSB in sublicense fees incurred on payments to us from various collaboration partners upon the achievements of certain milestones as well as the upfront payment from Astellas pursuant to the Astellas Agreement; and $3.0 million to ImmunoGen pursuant to the CX-2009 License as we initiated the first dosing of a patient in the praluzatamab ravtansine (CX-2009) Phase 2 clinical trial in February 2020;

•	a decrease of $8.5 million in laboratory contracts and services as well as clinical trial related expenses primarily due to decreased clinical trial activities and timing of manufacturing activities;

The following table summarizes our research and development expenses by program incurred during the respective periods:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
External costs incurred by product candidate (target):
Praluzatamab ravtansine, CX-2009 (CD166)	$3,052	$6,339	$(3,287)
CX-2029 (CD71)	1,538	3,066	(1,528)
Pacmilimab, CX-072 (PD-L1)	(202)	7,562	(7,764)
Other wholly owned and partnered programs	1,753	9,048	(7,295)
General research and development expenses	3,714	3,672	42
	9,855	29,687	(19,832)
Internal Costs	12,516	13,127	(611)
Total research and development expenses	$22,371	$42,814	$(20,443)

The decrease in research and development expenses for the three months ended March 31, 2021 compared to the corresponding period of 2020 was attributable to the following changes by project:

•

The decrease in praluzatamab ravtansine (CX-2009) expenses was primarily due to a $3.0 million licensing payment to ImmunoGen and a $0.2 million sublicense payment to UCSB for achieving the milestone of the first dosing of a patient in the praluzatamab ravtansine Phase 2 expansion of the original Phase 1/2 clinical trial during the first quarter of 2020.

•

The decrease in CX-2029 expenses was primarily due to a $1.4 million sublicense fee expense to UCSB related to the $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement.

•

The decrease in pacmilimab (CX-072) expenses was primarily due to $3.7 million decrease in clinical trial related expenses and a $3.7 million decrease in laboratory contract services as a result of the timing of manufacturing and decreased activities in the pacmilimab study, including the termination in March 2020 of the CX-072-002 study to evaluate the conditionally activated anti-PD-L1 pacmilimab in combination with ipilimumab in melanoma.

•

The decrease in “Other wholly owned and partnered programs” was primarily due to a $6.0 million sublicense fee payment to UCSB related to the $80.0 million upfront payment under the Astellas Agreement during the first quarter of 2020, a $0.8 million sublicense fee payment to UCSB related to the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in the first quarter of 2020 and a decrease of $1.2 million in laboratory contract services related to the Amgen EGFR project, partially offset by an increase of $0.9 million in laboratory contract services related to the EpCAM program that began in December 2019.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
General and administrative expenses	$9,227	$9,572	$(345)

General and administrative expense decreased by $0.3 million during the three months ended March 31, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to a decrease in consulting and professional services expenses due to reduced legal, audit and consulting activities.

Interest Income and Other Income (Expense)

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest income	$68	$1,075	$(1,007)
Other income, net	5	12	(7)
Total interest income and other income, net	$73	$1,087	$(1,014)

Interest Income

Interest income decreased by $1.0 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 driven primarily by lower interest rates.

Other Income, net

There have not been significant changes in other income for the three months ended March 31, 2021 compared to the corresponding period in 2020.

Benefit from Income Taxes

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Provision for (benefit from) income taxes	$—	$(13,911)	$13,911

Income tax benefit decreased by $13.9 million during the three months ended March 31, 2021, compared to the corresponding period in 2020.  The income tax benefit of $13.9 million for the three months ended March 31, 2020, was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a refund of taxes paid for 2018.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $393.8 million and an accumulated deficit of $465.7 million, compared to cash, cash equivalents and short-term investments of $316.1 million and an accumulated deficit of $450.1 million as of December 31, 2020. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for a period of at least twelve months from the date the financial statements included in this report are issued. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our products, including praluzatamab ravtansine (CX-2009), and CX-2029, and pacmilimab (CX-072) are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future.  There can be no assurance, however, that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(29,940)	$(49,737)
Net cash provided by investing activities	59,012	2,441
Net cash provided by financing activities	108,735	2,157
Net increase (decrease) in cash, cash equivalents and restricted cash	$137,807	$(45,139)

Cash Flows from Operating Activities

During the three months ended March 31, 2021, cash used in operating activities was $29.9 million, which consisted of a net loss of $15.6 million and a net decrease of $18.9 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $4.6 million. The non-cash charges primarily consisted of $3.0 million in stock-based compensation, $0.8 million in non-cash lease expense and $0.7 million in depreciation and amortization.

The change in our net operating assets and liabilities was primarily due to:

•	a net decrease of $15.2 million in deferred revenue resulting from the continued recognition of deferred revenue from existing and new customers;
•	a decrease of $5.4 million in accounts payable, accrued and other long-term liabilities; and
•	an increase of $1.7 million in cash flows from accounts receivable, prepaid and other current assets.

During the three months ended March 31, 2020, cash used in operating activities was $49.7 million, which consisted of a net income of $12.2 million, adjusted by non-cash charges of $5.2 million and a net decrease of $67.1 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $4.0 million in stock-based compensation, $0.7 million in non-cash lease expense and $0.6 million in depreciation and amortization.

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

•	a decrease of $3.3 million in accrued liabilities;
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

Cash Flows from Investing Activities

During the three months ended March 31, 2021, cash provided by investing activities was $59.0 million, which consisted of $60.0 million in proceeds received upon the maturity of marketable securities, partially offset by $1.0 million of capital expenditures used to purchase property and equipment.

During the three months ended March 31, 2020, cash provided by investing activities was $2.4 million, which consisted of $48.2 million in proceeds received upon the maturity of marketable securities, partially offset by $44.7 million used in the purchase of short-term investments and $1.1 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities consisted of $107.7 million of net proceeds from the follow-on public offering during the quarter and $1.0 million of proceeds from the exercise of stock options.

During the three months ended March 31, 2020, cash provided by financing activities consisted of proceeds from the exercise of stock options.

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $393.8 million as of March 31, 2021 and cash, cash equivalents and short-term investments of $316.1 million as of December 31, 2020, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of March 31, 2021, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware.  The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  We filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The parties have agreed to a case schedule.  Discovery is ongoing. We believe that the lawsuit is without merit and intend to vigorously defend ourselves.  Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

Item 1A.	Risk Factors

Risk Factors Summary

We are providing the following summary of risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures in accordance with SEC rules. Please carefully review the full risk factors pertaining to this summary and to additional general risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites, including for praluzatamab ravtansine (CX-2009). As COVID-19 continues to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for praluzatamab ravtansine, CX-2029 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

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

•

changes in local regulations as part of a response to the COVID-19 outbreak which may require us or our partners to change the ways in which clinical trials are conducted, which may result in unexpected costs, or cause us or our partners to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Since then, we have revised our strategy for developing praluzatamab ravtansine, including redesigning the study. While we have initiated our Phase 2 clinical trial for praluzatamab ravtansine and the Phase 2 expansion cohorts for CX-2029, we cannot be certain of the continuing impact of the COVID-19 pandemic on clinical trial planning, or that site initiation, patient recruitment or other clinical trial activities will not continue to be delayed, discontinued or otherwise impacted.

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

In addition, the spread of COVID-19 may negatively impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The global outbreak of COVID-19 continues to rapidly evolve, including with the discovery of new variants/mutations of the virus. The extent to which COVID-19 may impact our business, including our clinical trials, research and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales.  We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $465.7 million and $450.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2021, we had $393.8 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, and as we enroll patients in our Phase 2 expansion trial of CX-2029. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure or termination for strategic reasons. For example, in 2017, we initiated Phase 1/2 clinical trials of pacmilimab (CX-072), which expanded to a Phase 2 trial in 2019 evaluating the anti-PD-L1 conditionally activated therapeutic in combination with ipilimumab in melanoma. In March 2020, we made the strategic decision to terminate that trial. In 2017, we initiated a Phase 1/2 clinical trial of praluzatamab ravtansine (CX-2009) and in 2019, we initiated a Phase 2 expansion trial of praluzatamab ravtansine in patients with hormone receptor (“HR”)-positive, HER2- negative breast cancer. That Phase 2 expansion trial was paused in early 2020 due to COVID-19.  In 2020, we revised our strategy for developing praluzatamab ravtansine and initiated a new Phase 2 clinical trial of praluzatamab ravtansine alone in either HR+/HER2 negative breast cancer or TNBC or in combination with pacmilimab in TNBC. In 2020, we initiated our Phase 2 clinical trial expansion cohorts of CX-2029, our conditionally activated ADC candidate directed against CD71 in collaboration with AbbVie, for the treatment of four types of cancer.  In addition, in 2019, Bristol Myers Squibb initiated enrollment in the Phase 2 portion of its ongoing Phase 1/2 clinical trial for BMS-986249, an anti-CTLA-4 Probody, and initiated a Phase 1/2 trial for BMS-986288, a second anti-CTLA-4 Probody, both of which are underway. It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar global health authorities.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we have reported preliminary data from our clinical trials of praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072) at various meetings and at our CytomX 2019 R&D Day. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, as a result of the COVID-19 pandemic or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g., praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072)). There can be no assurance that unexpected adverse events will not occur in our ongoing trials or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

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

Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol Myers Squibb includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks. In our Phase 2 clinical trials with praluzatamab ravtansine and CX-2029, we are targeting CD166 and CD71, respectively, targets that are broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71 is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality.

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

We face substantial competition from pharmaceutical companies developing products in immuno-oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Finally, numerous small companies are also working in the space. Several companies, including Xilio, Amgen, Amunix, BioAtla, Halozyme, Harpoon Therapeutics, Maverick Therapeutics, Pandion Therapeutics, Revitope, Roche, and Seagen are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody platform. We are also aware of several companies that are developing ADCs, such as AbbVie, Gilead, ImmunoGen, Seagen, Pfizer, Roche Holding Ltd. and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as Macrogenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-

based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, the spread of COVID-19 may negatively impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 30% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

In conjunction with Dr. Charles Fuchs’ retirement from the Company’s board of directors effective April 1, 2021, we entered into a consulting agreement (“the “Consulting Agreement”) with Dr. Charles Fuchs, pursuant to which Dr. Fuchs will serve as an advisor to the Company on corporate governance, strategy and development and on medical matters of the Company from time to time as requested but not to exceed 15 hours in any given month.  As compensation for his service, we agreed to pay Dr. Fuchs a rate of $300 per hour. In addition, we agreed to reimburse Dr. Fuchs for reasonable expenses incurred for the performance of his services.  The Consulting Agreement will expire on March 31, 2023 unless extended by mutual agreement between the parties.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	06/23/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	09/28/2015	4.1

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

10.1	Underwriting Agreement, dated as of January 20, 2021, among CytomX Therapeutics, Inc. and J.P Morgan Securities LLC, Cowen and Company, LLC and Piper Sandler & Co., as representatives of the underwriters named therein.	8-K	1/25/2021	1.1

10.2††	Amendment No 2 to Collaboration and License Agreement, as amended, dated March 17, 2017, by and between the Company and Bristol Myers Squibb, effective as of February 22, 2021.				X

10.3	Consulting Agreement, effective as of April 1, 2021, by and between CytomX Therapeutics, Inc. and Dr. Charles Fuchs.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

††	Certain confidential portions of this exhibit have been omitted from this exhibit.

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

CytomX Therapeutics, Inc.

Date: May 6, 2021	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 6, 2021	By:	/s/ Carlos Campoy
Carlos Campoy
Chief Financial Officer (principal financial officer and principal accounting officer)