Form 10-Q
period 2021-06-30
CytomX Therapeutics, Inc.
filed 2021-08-05
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 31, 2021, the registrant had 65,157,003 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•
the extent to which the COVID-19 pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, including ongoing site initiation and patient enrollment, manufacturing and financial condition;

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$256,146	$191,859
Short-term investments	10,031	124,260
Accounts receivable	931	798
Prepaid expenses and other current assets	3,897	7,096
Total current assets	271,005	324,013
Long-term investments	99,914	—
Property and equipment, net	6,699	6,950
Intangible assets, net	1,094	1,167
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	20,961	22,495
Other assets	901	2,172
Total assets	$402,440	$358,663
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,755	$2,996
Accrued liabilities	19,253	23,059
Deferred revenue, current portion	72,369	74,869
Total current liabilities	93,377	100,924
Deferred revenue, net of current portion	158,189	186,261
Operating lease liabilities - long term	19,921	21,675
Total liabilities	271,487	308,860
Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized and 65,157,003 and 48,251,819 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	615,849	499,964
Accumulated other comprehensive income (loss)	15	(47)
Accumulated deficit	(484,912)	(450,115)
Total stockholders' equity	130,953	49,803
Total liabilities and stockholders' equity	$402,440	$358,663

__________________

(1)       The condensed balance sheet as of December 31, 2020 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$16,288	$16,608	$32,259	$66,201
Operating expenses:
Research and development	26,100	24,066	48,472	66,880
General and administrative	9,393	8,680	18,619	18,252
Total operating expenses	35,493	32,746	67,091	85,132
Loss from operations	(19,205)	(16,138)	(34,832)	(18,931)
Interest income	44	454	112	1,530
Other income (expense), net	(82)	5	(77)	16
Loss before income taxes	(19,243)	(15,679)	(34,797)	(17,385)
Benefit from income taxes	—	—	—	(13,911)
Net loss	$(19,243)	$(15,679)	$(34,797)	$(3,474)
Net loss per share, basic and diluted	$(0.30)	$(0.34)	$(0.55)	$(0.08)
Shares used to compute net loss per share, basic and diluted	65,055,998	46,057,063	63,023,349	45,890,510
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	58	(320)	62	(41)
Comprehensive loss	$(19,185)	$(15,999)	$(34,735)	$(3,515)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)	$(450,115)	$49,803
Issuance of common stock in follow-on offering, net of issuance costs	16,428,571	-	107,712	-	-	107,712
Exercise of stock options	322,507	-	1,023	-	-	1,023
Stock-based compensation	-	-	3,034	-	-	3,034
Other comprehensive income	-	-	-	4	-	4
Net loss	-	-	-	-	(15,554)	(15,554)
Balance at March 31, 2021	65,002,897	$1	$611,733	$(43)	$(465,669)	$146,022
Exercise of stock options	68,971	-	173	-	-	173
Issuance of common stock under the ESPP	85,135	-	518	-	-	518
Stock-based compensation	-	-	3,425	-	-	3,425
Other comprehensive income	-	-	-	58	-	58
Net loss	-	-	-	-	(19,243)	(19,243)
Balance at June 30, 2021	65,157,003	$1	$615,849	$15	$(484,912)	$130,953

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2019	45,523,088	$1	$468,285	$57	$(417,230)	$51,113
Exercise of stock options	395,528	-	2,157	-	-	2,157
Stock-based compensation	-	-	4,013	-	-	4,013
Other comprehensive income	-	-	-	279	-	279
Net income	-	-	-	-	12,205	12,205
Balance at March 31, 2020	45,918,616	$1	$474,455	$336	$(405,025)	$69,767
Exercise of stock options	199,139	-	1,179	-	-	1,179
Issuance of common stock under the ESPP	72,315	-	369	-	-	369
Stock-based compensation	-	-	3,513	-	-	3,513
Other comprehensive loss	-	-	-	(320)	-	(320)
Net loss	-	-	-	-	(15,679)	(15,679)
Balance at June 30, 2020	46,190,070	$1	$479,516	$16	$(420,704)	$58,829

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,797)	$(3,474)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	73	72
Depreciation and amortization	1,278	1,187
Amortization of premium (accretion of discounts) on investments	281	(314)
Stock-based compensation expense	6,459	7,526
Non-cash lease expense	1,534	1,415
Changes in operating assets and liabilities
Accounts receivable	(133)	(193)
Prepaid expenses and other current assets	3,199	(12,782)
Other assets	1,271	636
Accounts payable	(1,173)	579
Accrued liabilities and other long-term liabilities	(5,559)	(11,302)
Deferred revenue	(30,572)	64,014
Net cash (used in) provided by operating activities	(58,139)	47,364
Cash flows from investing activities:
Purchases of property and equipment	(1,096)	(1,086)
Purchases of investments	(99,898)	(44,707)
Maturities of investments	113,994	97,687
Net cash provided by investing activities	13,000	51,894
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	107,712	-
Proceeds from employee stock purchase plan and exercise of stock options	1,714	3,705
Net cash provided by financing activities	109,426	3,705
Net increase in cash, cash equivalents and restricted cash	64,287	102,963
Cash, cash equivalents and restricted cash, beginning of period	192,776	189,342
Cash, cash equivalents and restricted cash, end of period	$257,063	$292,305

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$54	$618

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class antibody-based therapeutics created using its Probody® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique Probody technology platform is designed to enable “conditional activation” of antibody-based drugs in the tumor microenvironment while minimizing drug activity in healthy tissues and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed balance sheet data, as of December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$256,146	$191,859	$291,388	$188,425
Restricted cash - non-current assets	917	917	917	917
Total	$257,063	$192,776	$292,305	$189,342

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Investments

All investments have been classified as available-for-sale (“AFS”) and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments that are not required for use in current operations and that mature in more than 12 months are classified as long-term investments in the accompanying condensed balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s non-credit related unrealized gains and losses on investments during the period represents the component of other comprehensive income (loss) that is excluded from the reported net loss.

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

The Company assesses whether the promises in its arrangements with customers are distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to the Company’s intellectual property is distinct from the research and development services or participation on steering committees.

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

The Company’s collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract; instead, they are included when the sales or usage occur.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application. The ASU removes the exception related to the incremental approach for intra-period tax allocation as well as two exceptions related to accounting for outside basis differences of equity method investments and foreign subsidiaries. The ASU also amends the scope of ASC 740 related to a franchise tax (or similar tax) that is partially based on income; clarifies when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; specifies that an entity is not required to allocate income tax expense to a legal entity that is both not subject to tax and disregarded by the taxing authority; and clarifies that all tax effects, both deferred and current, should be accounted for in the interim period that includes the enactment date. The Company adopted this ASU on January 1, 2021, and there was no material impact on the financial statements upon adoption of this ASU.

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

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Options and ESPP to purchase common stock	12,117,149	11,745,760	11,837,707	11,339,658

4. Fair Value Measurements and Investments

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash; and U.S. government bonds that are included in long-term and short-term investments.

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2021
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$235,581	$—	$—	$—	$235,581
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds - short term	Level I	10,030	—	1	—	10,031
U.S. Government bonds - long term	Level I	99,900	—	14	—	99,914
Total		$346,428	$—	$15	$—	$346,443

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$131,121	$—	$—	$—	$131,121
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds - short term	Level I	124,254	—	6	—	124,260
Total securities		$256,292	$—	$6	$—	$256,298

All long term investments consist of U.S. government bonds with contractual maturities of eighteen months, and no other securities have contractual maturities of greater than twelve months.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Research and clinical expenses	$7,099	$10,092
Payroll and related expenses	5,797	8,362
Legal and professional expenses	2,029	815
Operating lease liabilities - short term	3,402	3,195
Other accrued expenses	926	595
Total	$19,253	$23,059

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
AbbVie	$2,078	$1,319	$3,306	$31,415
Amgen	1,874	3,678	4,456	5,373
Astellas	4,931	4,204	9,688	4,591
Bristol Myers Squibb	7,405	7,407	14,809	24,822
Total Revenue	$16,288	$16,608	$32,259	$66,201

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement was included as part of the transaction price as it was unconstrained during the first quarter of 2020 and $26.6 million was recognized as revenue related to this milestone reflecting the percentage completed to-date on the project as of March 2020. The remainder is being recognized as revenues over the remaining estimated research service period through March 2023.

The Company determined that the remaining potential milestone payments of both agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of June 30, 2021.

The Company recognized revenue of $2.1 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $3.3 million and $31.4 million for the six months ended June 30, 2021 and 2020, respectively, related to the AbbVie Agreements. As of June 30, 2021 and December 31, 2020, deferred revenue related to the CD71 Agreement performance obligation was $23.3 million and $25.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $6.6 million and $8.0 million, respectively. No amounts were due from AbbVie as of both June 30, 2021 and December 31, 2020.

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

Under the terms of the Amgen Agreement, the Company and Amgen will co-develop a conditionally activated T-cell engaging bispecific therapeutic targeting epidermal growth factor receptor (the “EGFR Products”). The Company is responsible for early-stage development of EGFR Products and all related costs up to certain pre-set costs and certain limits based on clinical trial size. Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is eligible to

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

receive up to $455.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States.

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of conditionally activated T-cell engaging bispecifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX was initially eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

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

The Company recognized revenue of $1.9 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively, and $4.5 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively, related to the Amgen Agreement. As of June 30, 2021 and December 31, 2020, deferred revenue related to the EGFR Products performance obligation was $25.7 million and $29.8 million, respectively. As of June 30, 2021 and December 31, 2020, deferred revenue related to the Amgen Other Products performance obligation was $1.8 million and $2.2 million, respectively. No amounts were due from Amgen as of both June 30, 2021 and December 31, 2020.

Astellas Pharma Inc.

The Company and Astellas Pharma, Inc. (“Astellas”) entered into a Collaboration and License Agreement (the “Astellas Agreement”) on March 23, 2020, the effective date, to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology.

Under the terms of the Astellas Agreement, the Company granted Astellas an exclusive worldwide right to develop and commercialize Probody therapeutics for up to four collaboration targets, including one initial target and three additional targets (“Additional Targets”). In addition, Astellas has the right to expand the number of Additional Targets from three up to five (the “Expansion Option”) before the third anniversary of the effective date. Furthermore, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a product against such target, the Company may elect to participate in certain development costs and share in the profits generated in the United States with respect to such product (“Cost Share Option”). The Cost Share Option, if exercised, will also provide the option for the Company to co-commercialize such product in the United States. The Company does not consider the Cost Share Option as a performance obligation at the inception of the agreement as the participation is at the Company’s discretion.

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

The Company recognized revenue of $4.9 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively; and $9.7 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively. Those revenues also included the research and development service revenue of $0.9 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, deferred revenue relating to the Astellas Agreement was $59.6 million and $67.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $0.9 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The Company reevaluated the remaining potential milestone payments and determined that, if recognized, significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price on June 30, 2021.

The Company recognized revenue of $7.4 million and $7.4 million for the three months ended June 30, 2021 and 2020, respectively and $14.8 million and $24.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, deferred revenue relating to the BMS Agreement was $113.6 million and $128.3 million, respectively. No amounts were due from Bristol Myers Squibb as of June 30, 2021 and December 31, 2020.

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

In February 2020, the Company dosed the first patient in the praluzatamab ravtansine Phase 2 clinical trial and triggered a $3.0 million milestone payment to ImmunoGen pursuant to the CX-2009 License which continued to remain in effect following the termination of the ImmunoGen 2017 License in December 2019. The Company recorded a $3.0 million charge to research and development expense for the first quarter of 2020, in connection with this milestone payment to ImmunoGen.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2021:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$261,130	$—	$(30,572)	$230,558

The Company expects that the $230.6 million of deferred revenue related to the following contracts as of June 30, 2021 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•
The $23.3 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized based on actual FTE effort and program progress until approximately March 2023.
•
The $0.6 million of deferred revenue related to the first target under the Discovery Agreement with AbbVie is expected to be recognized ratably until approximately April 2022.
•
The $6.0 million of deferred revenue related to the second target under the Discovery Agreement with AbbVie is expected to be recognized ratably until approximately June 2024.
•
The $25.7 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

•
The $1.8 million of deferred revenue related to the Amgen Other Products is expected to be recognized ratably until approximately September 2023.
•
The $59.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized ratably until approximately March 2025.
•
The $113.6 million of deferred revenue related to the BMS Agreement is expected to be recognized ratably until approximately April 2025.

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

The Company incurred no sublicense expenses for the three months ended June 30, 2021 and 2020, and $0.9 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively, under the provisions of the UCSB Agreement. As of June 30, 2021 and December 31, 2020, there was no outstanding sublicense fee payable to UCSB.

8. Common Stock

In January 2021, the Company completed an underwritten public offering of 14,285,714 shares of common stock at a price of $7.00 per share. The aggregate net proceeds received by the Company from the offering were approximately $93.6 million, after deducting underwriting discounts and commissions and offering expenses of $6.4 million. The Company also granted the underwriters the option for 30 days to purchase up to 2,142,857 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. In February 2021, the underwriters exercised the option in full which resulted in additional net proceeds of $14.1 million to the Company, after deducting the underwriting discounts and commissions of $0.9 million.

9. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the six months ended June 30, 2021 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2020	10,929,530	$10.77
Options granted	3,633,597	7.80
Options exercised	(391,478)	3.06
Option forfeited/expired	(2,155,707)	11.20
Balances at June 30, 2021	12,015,942	$10.05
Options exercisable at June 30, 2021	5,735,023	$11.92

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense:
Research and development	$1,548	$1,663	$2,885	$3,582
General and administrative	1,877	1,850	3,574	3,944
Total stock-based compensation expense	$3,425	$3,513	$6,459	$7,526

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

The Lease provided for annual base rent of approximately $3.1 million in the first year of the lease term. The annual base rent for the second twelve months was approximately $4.3 million, which increases on an annual basis beginning from the 25th month to approximately $5.5 million for the tenth year of the lease. The Company utilized the full amount of the one-time improvement allowance of $12.6 million, of which $2.3 million is recoverable by the landlord through increased rent which continues through the expiration of the initial lease term.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit as non-current restricted cash on its balance sheet as of June 30, 2021 and December 31, 2020, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset. Rent expense for each of the three months ended June 30, 2021 and 2020 was $1.3 million. Rent expense for each of the six months ended June 30, 2021 and 2020 was $2.5 million.

Supplemental information related to leases are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,273	$1,239	$2,547	$2,478

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

	June 30, 2021	December 31, 2020
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$20,961	$22,495
Current operating lease liabilities	3,402	3,195
Non-current operating lease liabilities	19,921	21,675
Total operating lease liabilities	$23,323	$24,870
Weighted-average remaining lease term (in years)
Operating lease	5.25	5.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

June 30, 2021
(in thousands)
Maturity of operating lease liabilities
2021	$2,582
2022	5,273
2023	5,420
2024	5,572
2025 and beyond	10,117
Total lease payments	28,964
Less imputed interest	(5,641)
Present value of lease liabilities	$23,323

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware.  The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement.  The complaint seeks unspecified monetary damages.  The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020.  Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020.  The parties have agreed to a case schedule.  Discovery is ongoing. The Company believes that the lawsuit is without merit and intends to vigorously defend itself and has not recorded any amount for claims associated with this lawsuit as of June 30, 2021.

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

The income tax benefit for the six months ended June 30, 2020 was generated as a result of the recognition of net operating loss carryback under the CARES Act which generated a refund of income taxes paid for 2018. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of June 30, 2021 and December 31, 2020.

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

We are currently enrolling patients into a three-arm study of praluzatamab ravtansine in patients with human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B will evaluate praluzatamab ravtansine monotherapy at 7 mg/kg administered every three weeks in patients with hormone receptor-positive (“HR+”)/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C will evaluate praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. Approximately 40 evaluable patients will be enrolled into each arm of the study. Due primarily to impacts from COVID-19, including slower clinical-trial site activation and patient enrollment, we expect initial data from the praluzatamab ravtansine study in 2022.  Additionally, CX-2029, the CD71-directed ADC, is being evaluated in four cohorts as a treatment for patients with squamous non-small cell lung cancer, head and neck squamous cell carcinoma, esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma. Twenty-five evaluable patients are targeted for each cohort. We expect initial data from the CX-2029 study to be available in the fourth quarter of 2021.

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

We have two preclinical agents in investigational new drug application (“IND”)-enabling studies, including CX-2043, our third conditionally activated ADC targeting the epithelial cell adhesion molecule (“EpCAM”), a widely expressed tumor antigen. CX-2043 has demonstrated potent anti-tumor activity across multiple cancer types and superior tolerability in animal models compared to the corresponding unmasked ADC. We, in partnership with Amgen, also have CX-904, a conditionally activated T-cell-engaging bispecific antibody candidate against the epidermal growth factor receptor (“EGFR”) on tumor cells and CD3 on T cells, in IND-enabling studies. We submitted a pre-IND meeting request to the U.S. Food and Drug Administration (“FDA”) and we expect written responses to our questions from the FDA in the third quarter of 2021. We will continue to discuss the program with Amgen and are working toward the filing of an IND for CX-904 in late 2021. We are also engaged in broad drug discovery efforts towards the generation of new clinical candidates for the treatment of cancer, including the application of our conditional activation platform to the engineering of novel, locally active cytokines, including interferon-alpha-2b.

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

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $19.2 million and $34.8 million and for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $484.9 million and $450.1 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

The COVID-19 outbreak and any preventative or protective actions that we, our collaboration partners or others may take in respect of the virus may result in further disruption for our clinical trials, including clinical trials for praluzatamab ravtansine and CX-2029, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. For example, we continue to be impacted by COVID-19 in our clinical trials, particularly in site initiation and patient enrollment for our ongoing Phase 2 clinical trial for praluzatamab ravtansine. As a result, we now believe initial data from that clinical trial will be available in 2022. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Currently, it is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to its prior levels. We do not yet know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2021.

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

Interest Income

Interest income primarily consists of interest income from our cash equivalents and investments, and accretion of discounts or amortization of premiums on our investments.

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

Results of Operations

For the Three and Six Months Ended June 30, 2021 and 2020.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Total revenues	$16,288	$16,608	$(320)	$32,259	$66,201	$(33,942)

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
AbbVie	$2,078	$1,319	$759	$3,306	$31,415	$(28,109)
Amgen	1,874	3,678	(1,804)	4,456	5,373	(917)
Astellas	4,931	4,204	727	9,688	4,591	5,097
Bristol Myers Squibb	7,405	7,407	(2)	14,809	24,822	(10,013)
Total Revenue	$16,288	$16,608	$(320)	$32,259	$66,201	$(33,942)

The decrease in revenue of $0.3 million for the three months ended June 30, 2021 compared to the corresponding period of 2020 was primarily due to:

•
a decrease in revenue from Amgen of $1.8 million driven by additional revenue recognized through June 30, 2020 given the completion of CX-904 clinical candidate characterization phase and its progress into the IND-enabling phase earlier than planned under the Collaboration and License Agreement with Amgen (the “Amgen Agreement”);

•
an increase in revenue from AbbVie of $0.8 million primarily due to a higher percentage of completion in the current quarter resulting from incremental FTE hours incurred for the CD71 program;
•
an increase in revenue from Astellas of $0.7 million primarily due to the increased research services during the current quarter under the Collaboration and License Agreement with Astellas (the “Astellas Agreement”) entered into in March 2020.

The decrease in revenue of $33.9 million for the six months ended June 30, 2021 compared to the corresponding period of 2020 was primarily due to:

•
a decrease in revenue of $28.1 million from AbbVie primarily due to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”), of which $26.6 million was recognized reflecting the project percentage completion to date in the first quarter of 2020;
•
a decrease in revenue from Bristol Myers Squibb of $10.0 million due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020;
•
a decrease in revenue from Amgen of $0.9 million primarily due to a decrease in the projected FTE hours-to-completion and higher percentage of completion resulting from the completion of the clinical candidate characterization phase during the six months ended June 30, 2020 and moving to the IND-enabling phase earlier than planned;
•
an increase in revenue from Astellas of $5.1 million due to a full six-month recognition of the $80.0 million upfront payment over the estimated research service period of five years under the Astellas Agreement entered into in March 2020, as well as the increased research services during the current period.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Research and development expenses	$26,100	$24,066	$2,034	$48,472	$66,880	$(18,408)

Research and development expenses increased $2.0 million during the three months ended June 30, 2021 compared to the corresponding period in 2020. The change was driven mainly by increases in laboratory contracts and services and laboratory supplies and equipment expenses due to timing of manufacturing and tissue sampling activities.

Research and development expenses decreased $18.4 million during the six months ended June 30, 2021 compared to the corresponding period in 2020. The decrease was attributable to the following:

•
a decrease of $11.2 million in licensing expenses, of which $8.2 million related to UCSB sublicense fees incurred on payments to us from various collaboration partners upon the achievements of certain milestones as well as the upfront payment from Astellas pursuant to the Astellas Agreement; and $3.0 million to ImmunoGen pursuant to the CX-2009 License as we initiated the first dosing of a patient in the praluzatamab ravtansine (CX-2009) Phase 2 clinical trial in February 2020;
•
a decrease of $7.5 million in laboratory contracts and services due to timing of manufacturing activities as well as clinical trial related expenses.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$1,715	$2,386	$(671)	$1,514	$9,948	$(8,434)
CX-2009 (CD166)	2,793	3,553	(760)	5,845	9,892	(4,047)
CX-2029 (CD71)	3,349	1,137	2,212	4,836	4,203	633
Other wholly owned and partnered programs	3,400	2,110	1,290	5,210	11,158	(5,948)
General research and development expenses	3,363	2,768	595	7,160	6,439	721
	14,620	11,954	2,666	24,565	41,640	(17,075)
Internal Costs	11,480	12,112	(632)	23,907	25,240	(1,333)
Total research and development expenses	$26,100	$24,066	$2,034	$48,472	$66,880	$(18,408)

The increase in research and development expenses for the three months ended June 30, 2021 compared to the corresponding period of 2020 was attributable to the following changes by project:

•
The increase in CX-2029 expenses was primarily due to increases in clinical trial expenses and laboratory contract services resulting from the timing of manufacturing and other research activities.
•
The increase in “Other wholly owned and partnered programs” was primarily due to increases in clinical trial expenses and laboratory contract services resulting from the timing of manufacturing as wells as other research activities in the EpCAM study.

The decrease in research and development expenses for the six months ended June 30, 2021 compared to the corresponding period of 2020 was attributable to the following changes by project:

•
The decrease in CX-072 expenses was primarily due to a $5.2 million decrease in clinical trial related expenses and $2.7 million decrease in laboratory contract services as a result of the timing of manufacturing and other research activities in the CX-072 study and the termination of the CX-072-002 study to evaluate the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma.
•
The decrease in CX-2009 expenses was primarily due to a $3.0 million licensing payment to ImmunoGen incurred in the first quarter of 2020, a $1.8 million decrease in laboratory contract services in current period resulting from the timing of manufacturing and other research activities, partially offset by $0.5 million increase in clinical trial expenses.
•
The decrease in “Other wholly owned and partnered programs” was primarily due to a $6.0 million sublicense fee payment to UCSB related to the $80.0 million upfront payment under the Astellas Agreement during the first quarter of 2020.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
General and administrative expenses	$9,393	$8,680	$713	$18,619	$18,252	$367

General and administrative expenses were essentially flat during the three and six months ended June 30, 2021 compared to the corresponding periods in 2020.

Interest Income and Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$44	$454	$(410)	$112	$1,530	$(1,418)
Other income (expense), net	(82)	5	(87)	(77)	16	(93)
Total interest and other income	$(38)	$459	$(497)	$35	$1,546	$(1,511)

Interest Income

Interest income decreased by $0.4 million and $1.4 million, respectively, during the three and six months ended June 30, 2021 compared to the corresponding periods in 2020, primarily driven by lower interest rates in 2021.

Benefit From Income Taxes

There was no income tax expense for the three months ended June 30, 2021 and 2020, respectively, as we were in a taxable loss position and we had minimal changes in our unrealized gain on available for sale debt securities.

Income tax benefit decreased by $13.9 million during the six months ended June 30, 2021, compared to the corresponding period in 2020.  The income tax benefit of $13.9 million for the six months ended June 30, 2020 was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a refund of taxes paid for 2018.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2021, we had cash, cash equivalents and investments of $366.1 million and an accumulated deficit of $484.9 million, compared to cash, cash equivalents and investments of $316.1 million and an accumulated deficit of $450.1 million as of December 31, 2020. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(58,139)	$47,364
Net cash provided by investing activities	13,000	51,894
Net cash provided by financing activities	109,426	3,705
Net increase in cash and cash equivalents	$64,287	$102,963

Cash Flows from Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $58.1 million, which consisted of a net loss of $34.8 million and a net decrease of $33.0 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $9.7 million. The non-cash charges primarily consisted of $6.5 million in stock-based compensation, $1.5 million in non-cash lease expense, $1.4 million in depreciation and amortization and $0.3 million in amortization of premium on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $30.6 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $6.7 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payment and a reduction in research and clinical expenses; and
•
an increase of $4.4 million in cash flows from other assets, prepaid and other current assets.

During the six months ended June 30, 2020, cash provided by operating activities was $47.4 million, which consisted of a net loss of $3.5 million adjusted by non-cash charges of $9.9 million and a net increase of $41.0 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $7.5 million in stock-based compensation, $1.4 million in non-cash lease expense and $1.3 million in depreciation and amortization, which amounts were partially offset by $0.3 million in accretion of discounts on our investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net increase of $64.0 million in deferred revenue resulting primarily from the $80.0 million upfront payment due from Astellas as well as the $40.0 million milestone payment due from AbbVie, partially offset by the continued recognition of deferred revenue from existing and new customers, including the $26.6 million revenue recognized from the $40.0 million milestone payment earned in the first quarter of 2020, which reflected the percentage completed to-date on the project;
•
an increase of $1.2 million in cash flows from other assets and accounts payable;
•
a decrease of $12.8 million in cash flows from prepaid expenses and other current assets which included a $13.1 million income tax receivable resulting from a carryback of net operating loss incurred in 2019 to the preceding years as permitted by the CARES Act;
•
a decrease of $11.3 million in accrued liabilities primarily due to payment of $7.5 million for the ImmunoGen 2019 License; and
•
a decrease in cash flow of $0.2 million from accounts receivable primarily related to research and development service fees due from Astellas pursuant to the Astellas Agreement.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, cash provided by investing activities was $13.0 million, which consisted of $114.0 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $99.9 million used in the purchase of long-term investments and $1.1 million of capital expenditures used to purchase property and equipment.

During the six months ended June 30, 2020, cash provided by investing activities was $51.9 million, which consisted of $97.7 million in proceeds received upon the maturity of marketable securities, partially offset by $44.7 million used in the purchase of short-term investments and $1.1 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities consisted of $107.7 million of net proceeds from the follow-on public offering and $1.7 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the six months ended June 30, 2020, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the three and six months ended June 30, 2021, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and investments of $366.1 million as of June 30, 2021 and cash, cash equivalents and investments of $316.1 million as of December 31, 2020, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of June 30, 2021, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors Summary

We are providing the following summary of risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures in accordance with SEC rules. Please carefully review the full risk factors pertaining to this summary and to additional general risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
The COVID-19 pandemic or any future pandemic could adversely impact our business, including our research, clinical trials,  including clinical trial site initiation and patient enrollment, and financial condition.
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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $484.9 million and $450.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2021, we had $366.1 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, and as we enroll patients in our Phase 2 expansion trial of CX-2029. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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
•
the time and cost necessary to scale our manufacturing capabilities prior to or following regulatory approval and commercial launch of any product candidates;
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

We are very early in our development efforts, with only three product candidates, praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072), currently in early-stage clinical development. In addition, Bristol Myers Squibb is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a randomized cohort expansion trial of a Phase 1/2 clinical trial that it initiated in January 2018, and BMS-986288, a second anti-CTLA-4 Probody, in a Phase 1/2 trial it initiated in 2019. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our product candidates in patients.

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

We believe the only clinical experience that the FDA and foreign regulatory authorities have with Probody-based therapeutics in oncology comes from praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab. We believe that the FDA and foreign regulatory authorities, have no clinical experience in other disease areas, and such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our Probody technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including BMS-986249, BMS-986288, and pacmilimab (CX-072)) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as a result of the COVID-19 pandemic and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Further, we continue to see an impact as a result of the COVID-19 pandemic on our efforts, including ongoing clinical trial site activation and patient enrollment for praluzatamab ravtansine.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Amunix, BioAtla, Halozyme, Harpoon Therapeutics, Maverick Therapeutics, Revitope, Roche, Seagen, Werewolf Therapeutics, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, Daiichi Sankyo, Gilead, ImmunoGen, Mersana Therapeutics, Pfizer, Roche Holding Ltd., Seagen, and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our president and chief executive officer, and Amy C. Peterson, M.D., our chief development officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. In particular, as a result of the COVID-19 pandemic, the ability of employees to engage in a remote working environment has increased the competitive landscape across the country for us in seeking qualified employees.  Employees are now able to consider opportunities across the country and it may be more difficult to hire employees.  Furthermore, it is more difficult to engage employees in Company culture and build working rapport when they are working remotely.  As a result, it may be more difficult to retain employees on a long-term basis. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area and across the country.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 2, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

•
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

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 20% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

CytomX Therapeutics, Inc.

Date: August 5, 2021	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Carlos Campoy
Carlos Campoy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)