Form 10-Q
period 2021-09-30
CytomX Therapeutics, Inc.
filed 2021-11-04
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 31, 2021, the registrant had 65,249,116 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$236,284	$191,859
Short-term investments	5	124,260
Accounts receivable	887	798
Prepaid expenses and other current assets	3,822	7,096
Total current assets	240,998	324,013
Long-term investments	99,969	—
Property and equipment, net	6,271	6,950
Intangible assets, net	1,057	1,167
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	20,170	22,495
Other assets	902	2,172
Total assets	$371,233	$358,663
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,516	$2,996
Accrued liabilities	25,167	23,059
Deferred revenue, current portion	73,089	74,869
Total current liabilities	99,772	100,924
Deferred revenue, net of current portion	140,770	186,261
Operating lease liabilities - long term	19,017	21,675
Total liabilities	259,559	308,860
Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized and 65,249,116 and 48,251,819 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	619,117	499,964
Accumulated other comprehensive income (loss)	52	(47)
Accumulated deficit	(507,496)	(450,115)
Total stockholders' equity	111,674	49,803
Total liabilities and stockholders' equity	$371,233	$358,663

__________________

(1)
The condensed balance sheet as of December 31, 2020 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$17,587	$17,788	$49,846	$83,989
Operating expenses:
Research and development	29,143	24,049	77,615	90,929
General and administrative	11,085	8,634	29,704	26,886
Total operating expenses	40,228	32,683	107,319	117,815
Loss from operations	(22,641)	(14,895)	(57,473)	(33,826)
Interest income	70	200	182	1,730
Other income (expense), net	(13)	(15)	(90)	1
Loss before income taxes	(22,584)	(14,710)	(57,381)	(32,095)
Benefit from income taxes	—	—	—	(13,911)
Net loss	$(22,584)	$(14,710)	$(57,381)	$(18,184)
Net loss per share, basic and diluted	$(0.35)	$(0.32)	$(0.90)	$(0.40)
Shares used to compute net loss per share, basic and diluted	65,208,066	46,195,121	63,759,585	45,992,786
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	37	(63)	99	(104)
Comprehensive loss	$(22,547)	$(14,773)	$(57,282)	$(18,288)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive		Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)		Deficit	Equity
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)		$(450,115)	$49,803
Issuance of common stock in follow-on offering, net of issuance costs	16,428,571	-	107,712	-		-	107,712
Exercise of stock options	322,507	-	1,023	-		-	1,023
Stock-based compensation	-	-	3,034	-		-	3,034
Other comprehensive income	-	-	-	4		-	4
Net loss	-	-	-	-		(15,554)	(15,554)
Balance at March 31, 2021	65,002,897	$1	$611,733	$(43)		$(465,669)	$146,022
Exercise of stock options	68,971	-	173	-		-	173
Issuance of common stock under the ESPP	85,135	-	518	-		-	518
Stock-based compensation	-	-	3,425	-		-	3,425
Other comprehensive income	-	-	-	58		-	58
Net loss	-	-	-	-		(19,243)	(19,243)
Balance at June 30, 2021	65,157,003	$1	$615,849	$15		$(484,912)	$130,953
Exercise of stock options	92,113	-	104	-	-		104
Stock-based compensation	-	-	3,164	-	-		3,164
Other comprehensive income	-	-	-	37	-		37
Net loss	-	-	-	-	-	(22,584)	(22,584)
Balance at September 30, 2021	65,249,116	$1	$619,117	$52		$(507,496)	$111,674

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive		Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)		Deficit	Equity
Balance at December 31, 2019	45,523,088	$1	$468,285	$57		$(417,230)	$51,113
Exercise of stock options	395,528	-	2,157	-		-	2,157
Stock-based compensation	-	-	4,013	-		-	4,013
Other comprehensive income	-	-	-	279		-	279
Net income	-	-	-	-		12,205	12,205
Balance at March 31, 2020	45,918,616	$1	$474,455	$336		$(405,025)	$69,767
Exercise of stock options	199,139	-	1,179	-		-	1,179
Issuance of common stock under the ESPP	72,315	-	369	-		-	369
Stock-based compensation	-	-	3,513	-		-	3,513
Other comprehensive loss	-	-	-	(320)		-	(320)
Net loss	-	-	-	-		(15,679)	(15,679)
Balance at June 30, 2020	46,190,070	$1	$479,516	$16		$(420,704)	$58,829
Exercise of stock options	33,332	-	167	-		-	167
Stock-based compensation	-	-	3,841	-		-	3,841
Other comprehensive loss	-	-	-	(63)		-	(63)
Net loss	-	-	-	-		(14,710)	(14,710)
Balance at September 30, 2020	46,223,402	$1	$483,524	$(47)		$(435,414)	$48,064

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(57,381)	$(18,184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	110	109
Depreciation and amortization	1,921	1,802
Amortization of premium (accretion of discounts) on investments	287	(341)
Stock-based compensation expense	9,623	11,367
Non-cash lease expense	2,325	2,143
Changes in operating assets and liabilities
Accounts receivable	(89)	(530)
Prepaid expenses and other current assets	3,274	(11,509)
Other assets	1,270	636
Accounts payable	(1,358)	(270)
Accrued liabilities and other long-term liabilities	(550)	(9,303)
Deferred revenue	(47,271)	46,766
Net cash (used in) provided by operating activities	(87,839)	22,686
Cash flows from investing activities:
Purchases of property and equipment	(1,364)	(1,864)
Purchases of investments	(99,898)	(189,005)
Maturities of investments	123,996	152,696
Net cash provided by investing activities	22,734	(38,173)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	107,712	-
Proceeds from employee stock purchase plan and exercise of stock options	1,818	3,872
Net cash provided by financing activities	109,530	3,872
Net increase in cash, cash equivalents and restricted cash	44,425	(11,615)
Cash, cash equivalents and restricted cash, beginning of period	192,776	189,342
Cash, cash equivalents and restricted cash, end of period	$237,201	$177,727

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$-	$183

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

The condensed balance sheet data, as of December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$236,284	$191,859	$176,810	$188,425
Restricted cash - non-current assets	917	917	917	917
Total	$237,201	$192,776	$177,727	$189,342

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

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options and ESPP to purchase common stock	11,847,069	11,561,435	11,840,661	11,414,085

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2021
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$205,667	$—	$—	$—	$205,667
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds - short term	Level I	5	—	—	—	5
U.S. Government bonds - long term	Level I	99,917	—	52	—	99,969
Total		$306,506	$—	$52	$—	$306,558

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$131,121	$—	$—	$—	$131,121
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds - short term	Level I	124,254	—	6	—	124,260
Total securities		$256,292	$—	$6	$—	$256,298

All long term investments consist of U.S. government bonds purchased in the second quarter of 2021 with contractual maturities of eighteen months, and no other securities have contractual maturities of greater than twelve months.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Research and clinical expenses	$10,803	$10,092
Payroll and related expenses	7,822	8,362
Legal and professional expenses	2,482	815
Operating lease liabilities - short term	3,509	3,195
Other accrued expenses	551	595
Total	$25,167	$23,059

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
AbbVie	$2,867	$4,209	$6,172	$35,624
Amgen	2,428	1,633	6,884	7,007
Astellas	4,887	4,543	14,575	9,133
Bristol Myers Squibb	7,405	7,403	22,215	32,225
Total Revenue	$17,587	$17,788	$49,846	$83,989

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The Company determined that the remaining potential milestone payments of both agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of September 30, 2021.

The Company recognized revenue of $2.9 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and $6.2 million and $35.6 million for the nine months ended September 30, 2021 and 2020, respectively, related to the AbbVie Agreements. As of September 30, 2021 and December 31, 2020, deferred revenue related to the CD71 Agreement performance obligation was $21.1 million and $25.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $5.9 million and $8.0 million, respectively. No amounts were due from AbbVie as of both September 30, 2021 and December 31, 2020.

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

In October 2021, CytomX and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products.

Under the terms of the Amgen Agreement, as amended, the Company and Amgen will co-develop a conditionally activated T-cell engaging bispecific therapeutic targeting epidermal growth factor receptor (the “EGFR Products”). The Company is responsible for early-stage development of EGFR Products and Amgen will be responsible for late-stage development and commercialization of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is also eligible to receive up to $460.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The Company recognized revenue of $2.4 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $6.9 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively, related to the Amgen Agreement. As of September 30, 2021 and December 31, 2020, deferred revenue related to the EGFR Products performance obligation was $23.5 million and $29.8 million, respectively. As of September 30, 2021 and December 31, 2020, deferred revenue related to the Amgen Other Products performance obligation was $1.6 million and $2.2 million, respectively. No amounts were due from Amgen as of both September 30, 2021 and December 31, 2020.

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

Pursuant to the Astellas Agreement, the consideration from Astellas is comprised of an upfront fee of $80.0 million and contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.6 billion. If Astellas exercises its Expansion Option for the two Additional Targets, the Company would be eligible to receive additional upfront and milestone payments aggregating to approximately $0.9 billion. The Company is also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas is responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company will receive research and development service fees based on a prescribed full time employee ("FTE") rate.

The Company recognized revenue of $4.9 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively; and $14.6 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively. Those revenues also included the research and development service revenue of $0.9 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, deferred revenue relating to the Astellas Agreement was $55.6 million and $67.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $0.9 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The Company reevaluated the remaining potential milestone payments and determined that, if recognized, significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price on September 30, 2021.

The Company recognized revenue of $7.4 million and $7.4 million for the three months ended September 30, 2021 and 2020, respectively and $22.2 million and $32.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, deferred revenue relating to the BMS Agreement was $106.2 million and $128.3 million, respectively. No amounts were due from Bristol Myers Squibb as of September 30, 2021 and December 31, 2020.

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

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2021:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Contract liabilities:
Deferred revenue	$261,130	$—	$(47,271)	$213,859

The Company expects that the $213.9 million of deferred revenue related to the following contracts as of September 30, 2021 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners, or other factors outside of the Company’s control.

•
The $21.1 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized based on actual FTE effort and program progress until approximately March 2023.
•
The $0.4 million of deferred revenue related to the first target under the Discovery Agreement with AbbVie is expected to be recognized ratably until approximately April 2022.
•
The $5.5 million of deferred revenue related to the second target under the Discovery Agreement with AbbVie is expected to be recognized ratably until approximately June 2024.
•
The $23.5 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized based on actual FTE effort and program progress until approximately September 2024.
•
The $1.6 million of deferred revenue related to the Amgen Other Products is expected to be recognized ratably until approximately September 2023.
•
The $55.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized ratably until approximately March 2025.
•
The $106.2 million of deferred revenue related to the BMS Agreement is expected to be recognized ratably until approximately April 2025.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The Company incurred no sublicense expenses for the three months ended September 30, 2021 and 2020, and $0.9 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively, under the provisions of the UCSB Agreement. As of September 30, 2021 and December 31, 2020, there was no outstanding sublicense fee payable to UCSB.

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

9. Stock-Based Compensation

Stock Options

Activities under the Company’s stock option plans for the nine months ended September 30, 2021 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2020	10,929,530	$10.77
Options granted	4,107,097	7.50
Options exercised	(483,591)	2.69
Option forfeited/expired	(3,047,079)	11.42
Balances at September 30, 2021	11,505,957	$9.77
Options exercisable at September 30, 2021	5,708,010	$11.63

Stock-based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense:
Research and development	$1,328	$1,735	$4,213	$5,317
General and administrative	1,836	2,106	5,410	6,050
Total stock-based compensation expense	$3,164	$3,841	$9,623	$11,367

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million Letter of Credit as non-current restricted cash on its balance sheet as of September 30, 2021 and December 31, 2020, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset. Rent expense for each of the three months ended September 30, 2021 and 2020 was $1.3 million. Rent expense for each of the nine months ended September 30, 2021 and 2020 was $3.8 million.

Supplemental information related to leases are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,273	$1,239	$3,820	$3,717

	September 30, 2021	December 31, 2020
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$20,170	$22,495
Current operating lease liabilities	3,509	3,195
Non-current operating lease liabilities	19,017	21,675
Total operating lease liabilities	$22,526	$24,870
Weighted-average remaining lease term (in years)
Operating lease	5.00	5.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2021
(in thousands)
Maturity of operating lease liabilities
2021	$1,309
2022	5,273
2023	5,420
2024	5,572
2025 and beyond	10,116
Total lease payments	27,690
Less imputed interest	(5,164)
Present value of lease liabilities	$22,526

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020. Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020. On October 13, 2021, the Court granted the parties’ stipulation to stay all pending case deadlines except for certain matters. Thus, fact and expert discovery are presently stayed. The Company believes that the lawsuit is without merit and intends to vigorously defend itself and has not recorded any amount for claims associated with this lawsuit as of September 30, 2021.

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

The income tax benefit for the nine months ended September 30, 2020 was generated as a result of the recognition of net operating loss carryback under the CARES Act which generated a refund of income taxes paid for 2018. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of September 30, 2021 and December 31, 2020.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company with a vision of transforming lives with safer, more effective therapies. We are advancing a robust pipeline of novel, potential first-in-class and best-in-class antibody-based therapeutics created using our Probody® technology platform. Probody therapeutics are designed to be conditionally activated in the tumor microenvironment, effectively enabling the targeting of cancer tissues more specifically, while minimizing deleterious activity in healthy tissues and in circulation. We achieve this “conditional activation” by modifying our therapeutic product candidates with a mask that is designed to block binding to target until the mask is removed by proteases. Proteases are enzymes that are more active in the tumor microenvironment than in normal tissue, potentially leading to an enrichment of therapeutic activity in the tumor. We believe this innovative approach, that we have pioneered, has the promise to improve cancer treatments in three ways by: (1) enhancing a product candidate’s therapeutic window, the balance between tolerability and activity; (2) allowing the pursuit of targets that were previously considered “undruggable,” due to their presence on normal tissues; and (3) improving combination therapies that are, otherwise, poorly tolerated. We have successfully applied our Probody technology to a variety of biologic modalities including antibodies, antibody drug conjugates (“ADCs”), T-cell bispecifics and cytokines; all of which are in various stages spanning discovery through clinical development.

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

We are currently enrolling patients into a three-arm study of praluzatamab ravtansine in patients with human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B will evaluate praluzatamab ravtansine monotherapy at 7 mg/kg administered every three weeks in patients with hormone receptor-positive (“HR+”)/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C will evaluate praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. Approximately 40 evaluable patients will be enrolled into each arm of the study. While in August 2021, we announced that the COVID-19 pandemic had negatively impacted clinical trial site activation and patient enrollment, our continuing efforts to overcome this challenge, including opening additional sites in U.S., Europe, and Asia, as well as partnering with patient advocacy groups to encourage enrollment from underrepresented populations, have allowed us to maintain our current outlook for initial data from the praluzatamab ravtansine study in 2022. Additionally, CX-2029, the CD71-directed ADC, is being evaluated in four cohorts as a treatment for patients with squamous non-small cell lung cancer, head and neck squamous cell carcinoma, esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma. Twenty-five evaluable patients are targeted for each cohort. Initial data from the CX-2029 study remains on track for the fourth quarter of 2021.

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

We have two preclinical agents in investigational new drug application (“IND”)-enabling studies. In partnership with Amgen, we are developing CX-904, a conditionally activated T-cell-engaging bispecific antibody candidate against the epidermal growth factor receptor (“EGFR”) on tumor cells and CD3 on T cells. We expect to file an IND for CX-904 in late 2021. CX-2043 is a lead candidate within our conditionally activated ADC program targeting the epithelial cell adhesion molecule (“EpCAM”), a widely expressed tumor antigen. CX-2043 has demonstrated potent anti-tumor activity across multiple cancer types and superior tolerability in animal models compared to the corresponding unmasked ADC. We are also engaged in broad drug discovery efforts towards the generation of new clinical candidates for the treatment of cancer, including the application of our conditional activation platform to the engineering of novel, locally active cytokines, including interferon-alpha-2b.

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

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $22.6 million and $57.4 million and for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $507.5 million and $450.1 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

The COVID-19 outbreak and any preventative or protective actions that we, our collaboration partners or others have taken, or may take, in respect of the virus may result in further disruption for our clinical trials, including clinical trials for praluzatamab ravtansine and CX-2029, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Currently, it is not possible to predict how long the pandemic will last or the extent or degree of its ongoing impact on economic activity, and our business. We do not know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2021.

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

Other income (expense), Net

Other income (expense), net consists primarily of gains and losses resulting from changes to currency exchange rates.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Total revenues	$17,587	$17,788	$(201)	$49,846	$83,989	$(34,143)

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
AbbVie	$2,867	$4,209	$(1,342)	$6,172	$35,624	$(29,452)
Amgen	2,428	1,633	795	6,884	7,007	(123)
Astellas	4,887	4,543	344	14,575	9,133	5,442
Bristol Myers Squibb	7,405	7,403	2	22,215	32,225	(10,010)
Total Revenue	$17,587	$17,788	$(201)	$49,846	$83,989	$(34,143)

Revenue for the three months ended September 30, 2021 was relatively flat as compared to the corresponding period of 2020 with the following notable variances:

•
revenue from AbbVie was lower by $1.3 million due to lower percentage of completion in the current quarter for the CD71 program given additional projected hours-to-completion and increase in the research period driven by the COVID-19 pandemic.

•
an increase in revenue from Amgen of $0.8 million driven by higher percentage of completion of the CX-904 project in the current quarter compared to the same period in the prior year under the Collaboration and License Agreement with Amgen (the “Amgen Agreement”);

The decrease in revenue of $34.1 million for the nine months ended September 30, 2021 compared to the corresponding period of 2020 was primarily due to:

•
a decrease in revenue of $29.5 million from AbbVie primarily due to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”), of which $26.6 million was recognized reflecting the project percentage completion to date in the first quarter of 2020;
•
a decrease in revenue from Bristol Myers Squibb of $10.0 million due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020; partially offset by
•
an increase in revenue from Astellas of $5.4 million due to a full nine-month recognition of the $80.0 million upfront payment over the estimated research service period of five years under the Astellas Agreement entered into in March 2020, as well as the increased research services during the current period.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Research and development expenses	$29,143	$24,049	$5,094	$77,615	$90,929	$(13,314)

Research and development expenses increased $5.1 million during the three months ended September 30, 2021 compared to the corresponding period in 2020. The change was driven mainly by an increase of $3.4 million in personnel related expenses, clinical trial expenses and consulting and contract services primarily related to of CX-2009 and CX-2029; and increase of $1.2 million in laboratory contracts and services and laboratory supplies and equipment expenses due to timing of manufacturing and tissue sampling activities.

Research and development expenses decreased $13.3 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020. The decrease was mainly attributable to the following:

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
•
a decrease of $3.2 million in laboratory contracts and services due to timing of manufacturing activities, as well as $2.5 million decrease of clinical trial related expenses; partially offset by
•
an increase of $2.6 million in laboratory supplies and equipment expenses related to tissue sampling activities as well as consulting and contract services related to CX-2009 and CX-2029.

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-072 (PD-L1)	$1,233	$923	$310	$2,745	$10,871	$(8,126)
CX-2009 (CD166)	7,823	2,705	5,118	13,668	12,597	1,071
CX-2029 (CD71)	2,657	1,078	1,579	7,552	5,281	2,271
Other wholly owned and partnered programs	2,522	5,494	(2,972)	7,667	16,653	(8,986)
General research and development expenses	2,661	3,143	(482)	9,829	9,582	247
	16,896	13,343	3,553	41,461	54,984	(13,523)
Internal Costs	12,247	10,706	1,541	36,154	35,945	209
Total research and development expenses	$29,143	$24,049	$5,094	$77,615	$90,929	$(13,314)

The increase in research and development expenses for the three months ended September 30, 2021 compared to the corresponding period of 2020 was attributable to the following changes by project:

•
The increase in CX-2009 expenses was primarily due to increases in clinical trial expenses of $1.0 million, resulting from increase in patient enrollment activities and laboratory contract services of $3.2 million, resulting from the timing of manufacturing and other research activities.
•
The increase in CX-2029 expenses was primarily due to increases in clinical trial expenses of $1.0 million resulting from increase in patient enrollment activities.
•
The decrease in “Other wholly owned and partnered programs” was primarily due to a decrease of $2.7 million in laboratory contract and services related to the CX-904 project as it moved into IND application preparation phase.

The decrease in research and development expenses for the nine months ended September 30, 2021 compared to the corresponding period of 2020 was attributable to the following changes by project:

•
The decrease in CX-072 expenses was primarily due to a $6.2 million decrease in clinical trial related expenses and $1.4 million decrease in laboratory contract services as a result of the timing of manufacturing and other research activities in the CX-072 study and the termination of the CX-072-002 study to evaluate the anti-PD-L1 Probody CX-072 in combination with ipilimumab in melanoma.
•
The decrease in “Other wholly owned and partnered programs” was primarily due to a $6.0 million sublicense fee payment to UCSB related to the $80.0 million upfront payment under the Astellas Agreement during the first quarter of 2020; a $4.2 million decrease in laboratory contract and services related to the CX-904 program as it moved into IND application preparation phase; partially offset by an increase of $1.1 million in laboratory contracts and services expenses related to the EpCAM program due to increase in pre-clinical activities.
•
The increase in CX-2029 expenses was primarily driven by a $2.5 million increase in clinical trial expenses and laboratory contract and services due to increase in patient enrollment activities.
•
The increase in CX-2009 expenses was primarily driven by approximately $4.0 million increase in total expenses, of which $3.0 million was related to clinical trial studies and laboratory contract services due to increase in research activities; partially offset by a $3.0 million licensing payment to ImmunoGen incurred in the first quarter of 2020.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
General and administrative expenses	$11,085	$8,634	$2,451	$29,704	$26,886	$2,818

General and administrative expenses increased by $2.5 million during the three months ended September 30, 2021 compared to the corresponding period in 2020. The increase was attributable to an increase of $1.3 million in personnel related and recruiting expenses as well as an increase of $1.2 million in in professional services.

General and administrative expenses increased by $2.8 million during the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was attributable to an increase of $2.2 million in personnel related and recruiting expenses as well as an increase of $0.6 million in in professional services.

Interest Income and Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$70	$200	$(130)	$182	$1,730	$(1,548)
Other income (expense), net	(13)	(15)	2	(90)	1	(91)
Total interest and other income	$57	$185	$(128)	$92	$1,731	$(1,639)

Interest Income

Interest income decreased by $0.1 million and $1.5 million, respectively, during the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020, primarily driven by lower interest rates in 2021.

Benefit From Income Taxes

There was no income tax expense for the three months ended September 30, 2021 and 2020, respectively, as we were in a taxable loss position and we had minimal changes in our unrealized gain on available for sale debt securities.

Income tax benefit decreased by $13.9 million during the nine months ended September 30, 2021, compared to the corresponding period in 2020. The income tax benefit of $13.9 million for the nine months ended September 30, 2020 was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a refund of taxes paid for 2018.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2021, we had cash, cash equivalents and investments of $336.3 million and an accumulated deficit of $507.5 million, compared to cash, cash equivalents and investments of $316.1 million and an accumulated deficit of $450.1 million as of December 31, 2020. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO and subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for a period of at least twelve months from the issuance date of the financial statements included in this report. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates, including praluzatamab ravtansine (CX-2009), and CX-2029, and pacmilimab (CX-072) are highly uncertain, are subject to substantial risks and many changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(87,839)	$22,686
Net cash provided by investing activities	22,734	(38,173)
Net cash provided by financing activities	109,530	3,872
Net increase in cash and cash equivalents	$44,425	$(11,615)

Cash Flows from Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $87.8 million, which consisted of a net loss of $57.4 million and a net decrease of $44.7 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $14.3 million. The non-cash charges primarily consisted of $9.6 million in stock-based compensation, $2.3 million in non-cash lease expense, $2.1 million in depreciation and amortization and $0.3 million in amortization of premium on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $47.3 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $1.9 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments and an increase in research and clinical expenses; and
•
an increase of $4.5 million in cash flows from other assets, prepaid and other current assets primarily due to reduced advance payments to our third party manufacturing vendors and timing of payments.

During the nine months ended September 30, 2020, cash provided by operating activities was $22.7 million, which consisted of a net loss of $18.2 million, adjusted by non-cash charges of $15.1 million and a net increase of $25.8 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $11.4 million in stock-based compensation, $2.1 million in non-cash lease expense and $1.9 million in depreciation and amortization, which amounts were partially offset by $0.3 million in accretion of discounts on our short-term investments.

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
•
a decrease of $9.3 million in accrued liabilities primarily due to payment of $7.5 million for the ImmunoGen 2019 License;

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, cash provided by investing activities was $22.7 million, which consisted of $124 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $99.9 million used in the purchase of long-term investments and $1.4 million of capital expenditures used to purchase property and equipment.

During the nine months ended September 30, 2020, cash used in investing activities was $38.2 million, which consisted of $189.0 million used in the purchase of short-term investments and $1.9 million of capital expenditures used to purchase property and equipment, partially offset by $152.7 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities consisted of $107.7 million of net proceeds from the follow-on public offering and $1.8 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the nine months ended September 30, 2020, cash provided by financing activities primarily consisted of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the three and nine months ended September 30, 2021, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Segment Information

We have one primary business activity and operate as one reportable segment.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and investments of $336.3 million as of September 30, 2021 and cash, cash equivalents and investments of $316.1 million as of December 31, 2020, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of September 30, 2021, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. We filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020. Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020. On October 13, 2021, the Court granted the parties’ stipulation to stay all pending case deadlines except for certain matters. Thus, fact and expert discovery are presently stayed. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites, including for praluzatamab ravtansine (CX-2009). As COVID-19 and its variants continue to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for praluzatamab ravtansine, CX-2029 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Since then, we have revised our strategy for developing praluzatamab ravtansine, including redesigning the study. While enrollment is ongoing for our Phase 2 clinical trial for praluzatamab ravtansine and the Phase 2 expansion cohorts for CX-2029, we cannot be certain of the continuing impact of the COVID-19 pandemic, including COVID-19 variants on clinical trial planning, or that site initiation, patient recruitment or other clinical trial activities will not continue to be delayed, discontinued or otherwise impacted.

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

The global outbreak of COVID-19 continues to rapidly evolve, including with the discovery of new variants/mutations of the virus. The extent to which the COVID-19 pandemic continue to impact our business, including our clinical trials, research and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $507.5 million and $450.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2021, we had $336.3 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, and as we enroll patients in our Phase 2 expansion trial of CX-2029. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure or termination for strategic reasons. For example, in 2017, we initiated Phase 1/2 clinical trials of pacmilimab (CX-072), which expanded to a Phase 2 trial in 2019 evaluating the anti-PD-L1 conditionally activated therapeutic in combination with ipilimumab in melanoma. In March 2020, we made the strategic decision to terminate that trial. In 2017, we initiated a Phase 1/2 clinical trial of praluzatamab ravtansine (CX-2009) and in 2019, we initiated a Phase 2 expansion trial of praluzatamab ravtansine in patients with hormone receptor (“HR”)-positive, HER2- negative breast cancer. That Phase 2 expansion trial was paused in early 2020 due to COVID-19. In 2020, we revised our strategy for developing praluzatamab ravtansine and initiated a new Phase 2 clinical trial of praluzatamab ravtansine alone in either HR+/HER2 negative breast cancer or TNBC or in combination with pacmilimab in TNBC. In 2020, we initiated our Phase 2 clinical trial expansion cohorts of CX-2029, our conditionally activated ADC candidate directed against CD71 in collaboration with AbbVie, for the treatment of four types of cancer. In addition, in 2019, Bristol Myers Squibb initiated enrollment in the Phase 2 portion of its ongoing Phase 1/2 clinical trial for BMS-986249, an anti-CTLA-4 Probody, and initiated a Phase 1/2 trial for BMS-986288, a second anti-CTLA-4 Probody, both of which are underway. It is impossible to predict when or if any of our or our partner’s product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencement of clinical trials for programs beyond praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab is subject to finalizing the trial design and filing an IND or similar filing with the FDA or similar global health authorities. In addition, even if we file our IND or comparable submissions in other jurisdictions for these or other product candidates, including CX-2043 and CX-904, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates including CX-2043 and CX-904. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we have reported preliminary data from our clinical trials of praluzatamab ravtansine (CX-2009), CX-2029, and pacmilimab (CX-072) at various meetings, conferences and Company-hosted public events. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, as a result of the COVID-19 pandemic or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol Myers Squibb includes the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks. In our Phase 2 clinical trials with praluzatamab ravtansine and CX-2029, we are targeting CD166 and CD71, respectively, targets that are broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71 is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality. Similarly, the combination of EGFR and CD3 has been shown to induce significant toxicities in preclinical animal studies due to the widespread expression of each target.

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

For example, in March 2020, we announced a temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic. We revised our strategy for praluzatamab ravtansine and in December 2020, we initiated a new Phase 2 clinical trial of praluzatamab ravtansine, expecting initial clinical data in the fourth quarter of 2021. However, in August 2021, we announced that primarily due to the COVID-19 pandemic, we anticipate initial clinical data from that trial in 2022. There can be no assurances that the COVID-19 pandemic will not continue to have a significant impact on our ability to complete our ongoing clinical trials and enroll patients in any planned or future clinical trials.

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

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 21% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

CytomX Therapeutics, Inc.

Date: November 4, 2021	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Carlos Campoy
Carlos Campoy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)