Form 10-K
period 2021-12-31
CytomX Therapeutics, Inc.
filed 2022-03-01
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $408.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2021 of $6.33 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 31, 2022, 65,392,758 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•
the extent to which the COVID-19 pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, which include ongoing site initiation and patient enrollment, manufacturing and financial condition;

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

PART I

Item 1. Business

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company dedicated to destroying cancer differently. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of conditionally activated biologic candidates, powered by our Probody® therapeutic technology platform, we lead the field of conditionally activated oncology therapeutics and have established conditional activation as a strategic area of biologics research and development. Our goal is to transcend the limits of current cancer treatments by successfully leveraging therapeutic targets and strategies that were once thought to be inaccessible.

Our proprietary, unique and versatile Probody technology platform is designed to enable conditional activation of biologic therapeutic candidates within the tumor microenvironment while minimizing drug activity in healthy tissues and circulation. Our industry-leading platform is built on a strong foundation of tumor biology expertise including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often poorly regulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our Probody therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic drugs to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor. We believe this innovative approach has the potential to improve cancer treatment in three ways:

1.
Allowing the pursuit of high potential targets that were previously considered “undruggable” due to their ubiquitous expression on normal tissues;
2.
Enhancing a potential product’s “therapeutic window,” the balance between tolerability and anti-tumor activity; and
3.
Enabling the development of new combination therapies, including immunotherapies, by improving tolerability.

We are employing our leading, conditional activation platform technology to address some of the biggest challenges today in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening solid tumor opportunities for T-cell engaging bispecific antibodies (“TCBs”), and increasing the therapeutic window for immune modulators such as cytokines and checkpoint inhibitors (“CPIs”).

We have utilized our multi-modality Probody platform to build a promising pipeline of potential first-in-class and best-in-class therapeutics that encompasses six novel product candidates, four of which are currently in multiple Phase 2 clinical studies in nine cancer indications. These include the conditionally activated ADCs praluzatamab ravtansine (CX-2009, targeting CD166) and CX-2029 (targeting CD71), and the Probody immune CPIs pacmilimab (CX-072, targeting PD-L1) and BMS-986249 (targeting CTLA-4).

Underscoring our commitment to destroying cancer differently, we have recently advanced a new Probody modality into the clinic. CX-904 is our first conditionally activated TCB, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells. In January 2022, the investigational new drug application (“IND”) for the program was allowed to proceed by the U.S. Food and Drug Administration (“FDA”). We are in the process of initiating a first-in-human Phase 1 study of CX-904 in patients with advanced solid tumors and expect to dose the first patient in the first half of 2022. We are also developing CX-2043, our third conditionally activated ADC directed toward epithelial cell adhesion molecule, EpCAM/Trop-1, currently in preclinical studies, as well as other discovery stage programs across multiple modalities.

Our Corporate Strategy

We are utilizing our industry-leading, proprietary, versatile, and tunable Probody platform to create a robust pipeline of biologic therapeutics to improve the lives of people with cancer and to build a long-term, multi-product, commercial biopharmaceutical company. We aim to achieve this goal by:

•
Advancing potentially first-in-class therapies against high potential, novel targets that have not yet been developed because of broad expression in healthy tissue. Praluzatamab ravtansine and CX-2029, targeting CD166 and CD71, respectively, are our most advanced programs in this class.
•
Continuing our leadership in the field of conditional activation of biologic therapeutics by advancing new therapeutic formats into the clinic. We are in the process of initiating our Phase 1 study of CX-904 after our IND was allowed to proceed by the FDA in January 2022. The CX-904 IND marks the sixth therapeutic candidate and the third treatment modality overall to enter the clinic from the Probody platform.

•
Developing novel and improved combination therapies based on validated immuno-oncology targets and pathways that have the potential to improve outcomes for cancer patients. Our partner, Bristol Myers Squibb Company (“Bristol Myers Squibb”), is progressing two Probody anti-CTLA-4 inhibitors, BMS-986249 and BMS-986288, in combination with nivolumab, a PD-1 inhibitor, in multiple solid tumors. Additionally, we are studying our conditionally activated anti-PD-L1 therapeutic candidate, pacmilimab (CX-072), in combination with praluzatamab ravtansine in breast cancer.
•
Partnering with leading global biopharmaceutical companies to access capital, additional resources and expertise, as well as increase the number of Probody therapeutic candidates being advanced into clinical studies. To date, we have formed several strategic alliances with major multinational drug companies, including AbbVie, Inc. (“AbbVie”), Amgen, Inc. (“Amgen”), Bristol Myers Squibb, and Astellas Pharma Inc. (“Astellas”).
•
Fostering a unique, patient-focused culture of execution, alignment and accountability centered around our vision, mission and values.

Our Pipeline of Conditionally Activated Product Candidates

We are leveraging our Probody platform to build a robust pipeline of potential first-in-class and best-in-class anti-cancer therapies. We currently retain worldwide development and commercialization rights to two of our most advanced Probody therapeutics in the clinic, praluzatamab ravtansine and pacmilimab. Additionally, we are advancing multiple partnered development programs in the clinic, including CX-2029 in collaboration with AbbVie, BMS-986249 and BMS-986288 partnered with Bristol Myers Squibb, and the Amgen-partnered CX-904. The table below depicts the current status of our conditionally activated product candidates that are in clinical and preclinical development:

CytomX Pipeline of Conditionally Activated Probody Therapeutics

Praluzatamab Ravtansine (CX-2009): A Potentially First-in-Class Conditionally Activated ADC Targeting CD-166

With more than ten ADCs approved in the United States, this drug class is now well established as an effective therapeutic strategy for the treatment of cancer. However, conventional ADCs are restricted to targeting proteins that are expressed highly in tumors, but with little or no expression in healthy tissues, in order to avoid undesirable on-target toxicities. Few cancer-associated proteins have this desirable profile, thereby limiting the utility of conventional ADCs.

Our therapeutic strategy with conditionally activated ADCs is to leverage targets to achieve binding to tumor cells, and to effect cancer cell killing via a cytotoxic payload conjugated to the antibody. Our Probody platform is designed to reduce on-target toxicities that otherwise may occur with conventional ADCs. We do not mask the cytotoxic payload in our conditionally activated ADCs, and therefore some payload-related toxicities are expected. Furthermore, payload toxicities may offer an indication that therapeutically active levels of the drug conjugate are being achieved.

Praluzatamab ravtansine, our wholly-owned lead product candidate, is a potential first-in-class conditionally activated ADC directed toward CD166. CD166 is a tumor target previously considered undruggable with a conventional ADC therapy due to its high expression on normal tissues, but that has been validated as a potential target at CytomX. Praluzatamab ravtansine is conjugated with the potent microtubule inhibiting payload DM4, a chemotherapeutic agent in the maytansine class, licensed from ImmunoGen.

We have completed a Phase 1 dose-finding, multi-cohort study involving heavily-pretreated patients. These first-in-human data were published in the peer-reviewed journal Clinical Cancer Research in February 2022, in which we reported encouraging anti-cancer activity in patients with triple-negative breast cancer (“TNBC”) and hormone receptor-positive (“HR+”), human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer, among others. In particular, clinical benefit rates ("CBR") in breast cancer of 41% and 28% were observed at 16 and 24 weeks (“CBR16” and “CBR 24”), respectively, with all four patients with TNBC who achieved CBR16 maintaining it at CBR24. Praluzatamab ravtansine was generally well tolerated at doses up to 7 mg/kg administered every three weeks, with mostly DM4-related toxicities, including ocular, neuropathic, and hepatic.

Observed Responses and Durability in Breast Cancer with Praluzatamab Ravtansine (CX-2009) at Doses ≥4 mg/kg Q3W as of August 31, 2020

In December 2020, we initiated a three-arm, Phase 2 study of praluzatamab ravtansine in HER2-non amplified breast cancer. The first two arms, Arms A and B, will evaluate praluzatamab ravtansine as monotherapy, with Arm A focusing on patients with HR+, HER2-non-amplified breast cancer and Arm B in patients with TNBC. Arm C will study praluzatamab ravtansine in combination with pacmilimab in patients with TNBC. We expect initial data for Arms A and B to be available in the second half of 2022.

According to the American Cancer Society, an estimated 287,850 new cases of invasive breast cancer are expected to be diagnosed in women in the United States in 2022, making it the most frequently diagnosed cancer in women. HR+/HER2‒ and TNBC subtypes, collectively HER2-non-amplified, is the largest segment of breast cancer, accounting for greater than 80% of patients with advanced breast cancer. Patients with HR+ breast cancer are treated with hormone-based therapy, which can be single-agent or combination therapy (including CDK4/6 or mTOR inhibition). If their cancer progresses, patients may require more aggressive cytotoxic chemotherapy and this late-stage disease setting represents a significant unmet need for more efficacious treatment options. For TNBC, given this tumor subtype lacks estrogen or progesterone receptors and the HER2 protein, chemotherapy is the main systemic treatment option. The combination of immune CPI and chemotherapy has recently been approved by the FDA for patients with advanced, previously-untreated TNBC that expresses the PD-L1 marker. For patients who have tried at least 2 other drug treatments, the ADC, sacituzumab govitecan, might be an option. Despite these recent advances, significant need exists for novel treatment options for these patients.

CX-2029: A Potentially First-in-Class Conditionally Activated ADC Targeting CD71, The Transferrin Receptor

Our second lead conditionally activated ADC is CX-2029, which we are advancing in a global co-development collaboration with AbbVie. This program is intended to open a therapeutic window for successful targeting of CD71, also known as the transferrin receptor 1 (“TfR1”). CD71 is a cell surface protein essential for iron uptake in dividing cells and is highly expressed in a number of solid and hematologic cancers. However, given its central role in iron metabolism, CD71 is present on most healthy cells and is thought to be an undruggable target with conventional ADCs. CX-2029 is conjugated with the tubulin inhibitor, monomethyl auristatin E (“MMAE”), as the payload.

In 2020, we completed the dose-escalation phase of an ongoing Phase 1/2 clinical study, for which we received a $40 million milestone payment from AbbVie. We published these first-in-human data in the peer-reviewed journal Clinical Cancer Research in June 2021. A total of 45 patients with advanced solid tumors were enrolled to receive CX-2029 intravenously every three weeks at dose levels ranging from 0.1 mg/kg to 5 mg/kg. At doses of 0.25 mg/kg to 5 mg/kg, more than 90% of CX-2029 circulated predominantly as the intact species. CX-2029 was generally well tolerated at doses up to 3 mg/kg, with infusion related reactions, anemia, and neutropenia as the most common dose-dependent adverse events. Neutropenia is commonly associated with the MMAE payload. The etiology of anemia is under investigation and is likely multifactorial. The MMAE payload is also known to be associated with anemia, and preclinical studies have shown that reduction of red blood cell precursors has been observed in response to targeting CD71, which is known to play a role in early erythroid development. Anemia was managed with transfusions and supportive care. Additionally, no CX-2029 treatment related deaths were reported, and no patient withdrew from the dose-escalation phase of the clinical trial due to anemia.

Encouraging preliminary clinical activity was observed at doses of 2 mg/kg and higher. Notably, three of four patients with squamous non-small cell lung carcinoma (“sqNSCLC”) had stable disease (“SD”) or better, including two confirmed partial responses (“PRs”) (at doses of 3 and 5 mg/kg); and seven of eight patients with head and neck squamous cell carcinoma (“HNSCC”) had SD or better, including one confirmed PR at 3 mg/kg.

Observed Responses and Durability in sqNSCLC and HNSCC with CX-2029 at Doses ≥2 mg/kg Q3W as of August 14, 2020

In November 2020, we expanded this study into a four-cohort Phase 2 expansion, designed to evaluate CX-2029 as a monotherapy in patients with sqNSCLC, HNSCC, esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma (“DLBCL”). Preliminary data for the sqNSCLC and HNSCC cohorts were disclosed in December 2021. As of the data cutoff on October 29, 2021, 23 patients with sqNSCLC and 29 patients with HNSCC had received at least one dose of CX-2029 (safety population), of whom 16 sqNSCLC patients and 25 HNSCC patients had at least one post baseline assessment (efficacy-evaluable population). For the sqNSCLC cohort, an objective response rate (“ORR”) by local investigator of 18.8% was observed in the 16 efficacy-evaluable patients, including two confirmed PRs and one unconfirmed PR that confirmed seven days after the data cutoff. Two of these responses were ongoing as of the data cutoff and the third had a response duration of 5.6 months. The disease control rate (“DCR”), which includes patients with a complete response, PR, or stable disease, was 87.5%. The sqNSCLC cohort continues to enroll patients towards the goal of 25 efficacy-evaluable patients. In the 25 efficacy-evaluable patients with HNSCC, the ORR was 4.0%, with a 56.0% DCR, including one unconfirmed PR which will not confirm. The HNSCC cohort has completed enrollment.

The preliminary safety profile of CX-2029 in the Phase 2 expansion was consistent with previous Phase 1 observations, with no new safety signals identified. The most common treatment-related adverse events (“TRAEs”) in 10% or more of patients (All Grade, Grade 3) were anemia (78.8%, 67.3%), infusion related reactions (69.2%, 3.8%), fatigue (19.2%, 1.9%), and nausea (13.5%, 0.0%), and decreased neutrophil count (13.6%, 9.6% (plus one Grade 4 event 1.9%)). The most common reason for treatment discontinuation was disease progression (44.2%), three patients (5.8%) discontinued for a treatment-related adverse event (anemia; 2 Grade 2, 1 Grade 3). TRAEs leading to dose interruption or reduction were 40.4% and 34.6%, respectively. Thirteen patients, eight with sqNSCLC and five with HNSCC, were still on treatment as of the data cut off. Patient enrollment continues in the CX-2029 expansion phase and we plan to provide certain additional data updates in 2022.

Lung cancer is the leading cause of death from all cancers globally, resulting in more than 1.8 million deaths per year. Greater than 80% of lung cancers are NSCLC and the main subtypes of NSCLC are adenocarcinoma, squamous cell carcinoma, and large cell carcinoma, with squamous cell representing approximately 30%. While a number of immune CPIs have been approved by the FDA for NSCLC treatment, patients who failed these agents have limited treatment options, representing a potentially significant opportunity for CX-2029 to address. Head and neck cancers include cancers in the larynx, throat, lips, mouth, nose, and salivary glands, and represent the 6th most common cancer worldwide, resulting in 350,000 deaths annually, whereas it is the 8th most commonly diagnosed cancer in the United States, accounting for approximately 11,500 deaths annually. The most common types of esophageal cancer are adenocarcinoma and squamous cell carcinoma, with squamous cell accounting for about 90% of the global annual incidence of 456,000. DLBCL is the most common aggressive subtype of non-Hodgkin lymphoma, constituting up to 40% of cases globally and more than 18,000 people diagnosed with the malignancy each year in the United States. Despite recent advances in cancer treatment, including the advent of immuno-oncology therapy, significant unmet need remains for these four cancer types.

Pacmilimab (CX-072): A Probody Therapeutic Targeting PD-L1

Our most advanced wholly-owned immuno-oncology product candidate is pacmilimab, a Probody therapeutic against PD-L1, a clinically and commercially validated cancer target. The PD pathway consists principally of two targets: PD-1, which is typically expressed on T-cells, and PD-L1, which is typically expressed on the tumor cells as well as on healthy tissue. In healthy tissue, PD-1 and PD-L1 work together to negatively regulate immune response and maintain tolerance between the immune system and healthy tissue. Tumors, however, upregulate PD-L1 to evade immune surveillance by the host’s immune system. Therefore, development of antibodies against PD-1 and PD-L1 have become a key focal point in cancer drug development, with multiple PD-1 antibodies including nivolumab (Opdivo®), pembrolizumab (Keytruda®), and cemiplimab (Libtayo®) and multiple PD-L1 antibodies including atezolizumab (Tecentriq®), durvalumab (Imfinzi®), and avelumab (Bavencio®) approved by the FDA. There continue to be many other PD pathway inhibitors in clinical development. In addition to assessment as single agents, PD-1 and PD-L1 antibodies have been studied extensively as the centerpiece of oncology combination therapies.

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

In July 2021, we published two manuscripts in the Journal for ImmunoTherapy of Cancer: (1) pacmilimab monotherapy at the recommended Phase 2 dose of 10 mg/kg every 14 days in 114 patients and (2) paclimimab in combination with ipilimumab in 27 patients; all patients were heavily-pretreated. Both studies demonstrated a low rate of immune-mediated toxicity. Additionally, pacmilimab monotherapy showed signs of anti-tumor activity in patients not selected for high PD-L1 expression but had tumors that are sensitive to immune checkpoint inhibition, including TNBC, anal squamous cell carcinoma, cutaneous squamous cell carcinoma, and tumors with high mutational burden.

Based on this potentially differentiated profile of a favorable tolerability and clear evidence of anti-cancer activity, we are studying pacmilimab in combination with praluzatamab ravtansine in a Phase 2 study in TNBC and continue to evaluate additional combination partners for pacmilimab.

BMS-986249 and BMS-986288

In collaboration with our partner, Bristol Myers Squibb, we are developing BMS-986249 and BMS-986288, Probody versions of ipilimumab. Ipilimumab, sold under the brand name Yervoy®, is a monoclonal antibody that targets CTLA-4, a checkpoint protein receptor that downregulates the immune system. In the United States, ipilimumab has been approved by the FDA to treat melanoma as a single agent and in combination with nivolumab, an anti-PD-1 antibody, for colorectal cancer, hepatocellular carcinoma, malignant pleural mesothelioma, NSCLC, and renal cell carcinoma. While treatment with ipilimumab as a monotherapy or in combination with nivolumab has resulted in clinically meaningful anti-tumor activity in these malignancies, highlighted by the recently updated median overall survival of 72.1 months for the combination in the Phase 3 study of nivolumab or nivolumab plus ipilimumab versus ipilimumab alone in previously-untreated advanced melanoma ("CheckMate 067"), ipilimumab has a narrow therapeutic window and the FDA approved label has a warning about potential severe and fatal immune-related adverse events. We believe our CTLA-4-targeting Probody therapeutic may be able to effectively localize the anti-CTLA-4 antibody activity to the tumor microenvironment, thereby limiting systemic toxicities normally seen with ipilimumab, which could improve the benefit/risk profile of anti-CTLA-4 containing treatment regimens.

In an ongoing Phase 1/2 study conducted by Bristol Myers Squibb in patients with advanced cancers, Bristol Myers Squibb reported at ASCO 2020 preliminary data indicating that escalating doses of BMS-986249 ranging from 240 mg to 2400 mg (approximately 3 to 30 mg/kg of ipilimumab) were found to be generally well tolerated, either as a single agent or in combination with nivolumab. In February 2020, Bristol Myers Squibb initiated a randomized Phase 2 study cohort expansion in combination with nivolumab in patients with previously-untreated unresectable stage III-IV melanoma which resulted in a $10 million milestone payment from Bristol Myers Squibb. This study has been modified to include three additional single-arm cohorts: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer, and unresectable locally advanced or metastatic TNBC.

For BMS-986288, a Probody version of non-fuscosylated ipilimumab, Bristol Myers Squibb is evaluating its safety and efficacy alone and in combination with nivolumab in an ongoing Phase 1/2 study in patients with selected advanced solid tumors.

CX-904

We have also extended our Probody platform to the new and promising modality of T-cell engaging bispecific antibodies (“TCBs”). Conventional TCBs are a highly potent therapeutic modality designed to direct the activity of cytotoxic T cells to tumors. TCBs such as the BiTE® molecule, Blincyto®, a CD19-directed TCB commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCBs for solid tumor indications is proving challenging. Due to their high potency, TCBs can target normal tissues with low antigen expression, which may result in significant toxicity challenges. We believe such challenges could be addressed using our Probody platform by localizing the activity of TCBs to the tumor microenvironment thereby improving the therapeutic window for TCBs in solid tumors.

Our most advanced program in this modality is CX-904, a conditionally activated epidermal growth factor receptor-CD3 (“EGFRxCD3”) TCB, which we partnered with Amgen. In preclinical studies, CytomX’s Probody EGFRxCD3 bispecific therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 bispecifics without Probody masking. Additionally, while we believe our preclinical studies show that we have the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. In January 2022, the IND for CX-904 was allowed to proceed by the FDA. We are in the process of initiating a first-in-human Phase 1 study in patients with advanced solid tumors and expect to dose the first patient in the first half of 2022.

Preclinical Product Candidates and Research

We are actively broadening the potential application of our Probody platform technology to multiple other product candidates, including additional potential first-in-class conditionally activated ADC product candidates, investigational TCBs and cytokines.

Anti-Trop-1 (EpCAM) Conditionally Activated ADC Program

Trop-1 or epithelial cell adhesion molecule (“EpCAM”) is a target that is highly expressed on a wide variety of tumor types. It has been, however, a difficult target to drug due to its wide expression on normal tissues. An EpCAM-targeting conditionally activated ADC program, CX-2043, was originally developed by ImmunoGen utilizing our Probody technology and ImmunoGen’s next-generation linker chemistry and novel maytansinoid payload, DM21. At the 2018 European Antibody Congress and the 2019 American Association for Cancer Research Annual Meeting, ImmunoGen reported pre-clinical data from this program showing CX-2043 elicited potent tumor regression in multiple tumor models, while minimizing on-target toxicities outside the tumor microenvironment. In late 2019, we in-licensed exclusive worldwide development and commercialization rights to CX-2043, for which we are working towards submitting an IND.

Cytokines

Our work with cytokines stems from the fact that systemic toxicity and poor exposure have limited the clinical success of this important and highly potent class of immune modulators. While significant progress has been made in recent years with the approval of interleukin-2, a prototypical immune modulator, for the treatment of metastatic renal cell carcinoma and metastatic melanoma, many efforts to improve its therapeutic window have not been successful. By leveraging our Probody platform, we have recently created a protease-activatable version of interferon alpha-2b, which has shown an improved therapeutic window in preclinical studies.

T-cell engaging Bispecific Antibodies

In addition to our work on CX-904, we are advancing a program of T-cell engaging bispecific antibodies, both ourselves, and with our partners, Amgen and Astellas. This program includes novel antibody formats and leverages our deep expertise in masking and extensive and growing knowledge of the tumor protease microenvironment.

The successful development of our product candidates involves a lengthy and expensive process with an uncertain outcome, and preliminary or interim results of our studies may not be predictive of the final results from those trials and the results of earlier studies and trials may not be predictive of future trial results. This is due to the numerous risks and uncertainties associated with the development of product candidates. If our Probody therapeutic technology and product candidates generally prove to be ineffective, unsafe or commercially unviable, it would have a material and adverse effect on our business, financial condition, results of operations and prospects. See “Risk Factors” for a discussion of the risks and uncertainties associated with our product candidates and our research and development projects.

Our Probody Platform

Localization of therapeutic activity of biologics within disease tissue is of increasing interest in the biopharmaceutical industry due to the desire to maximize the activity of biologics while reducing their toxicities. We call our approach to therapeutic localization of biologics our Probody platform. A Probody therapeutic candidate consists of three components: an active anti-cancer biologic, a mask for the biologic, and a protease-cleavable linker which connects the mask to the biologic. The mask is a peptide designed to disguise the active binding site of the biologic to prevent it from binding to the target present on healthy tissue. Probody therapeutic candidates are produced as a single protein by standard biologic production methodology. The following graphic depicts the three components of a Probody therapeutic candidate:

Depiction of the structure of a Probody therapeutic candidate and a protease interacting with the Probody to cleave the linker and activate the molecule

When a Probody therapeutic candidate enters a tumor, it encounters proteases, which are enzymes that cleave proteins and have increased activity in the tumor microenvironment. The proteases in the tumor cleave the linker, releasing the mask and allowing the biologic to bind to the target on the tumor. The following graphic depicts the way a Probody therapeutic candidate is designed to be activated by proteases:

Depiction of how a Probody therapeutic is designed to enter the tumor microenvironment (left), be activated by protease cleavage to remove the mask (middle), thereby enabling the released biologic to bind to the tumor target (right)

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by multiple mechanisms, with only small amounts of extracellular protease activity being detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. Probody therapeutics are designed to be activated in this protease-rich tumor microenvironment, but not in healthy tissue where proteases are under tight control. Consequently, we believe that toxicities that arise from the binding of a biologic therapeutic to a target in healthy tissues can be reduced, while biological activity against the tumor where it is desired can be preserved. We and our partners have demonstrated the potential of our Probody platform across multiple modalities, including ADCs, cancer immunotherapy, TCBs, and cytokines.

Key Advantages of Our Probody Platform

CytomX’s leadership in conditional activation is built on a decade-long expertise in tumor biology and its customizable Probody platform

We believe that our Probody platform provides the following key advantages:

•
A novel biologic therapeutic class enabled by our proprietary platform. By pioneering a novel class of conditionally activated biologic candidates, we are a leader in the field and have established conditional activation as a strategic area of biologics research and development. Our technology platform is supported by more than a decade of research and a strong intellectual property portfolio comprising over 550 issued and pending patents. More than 400 patients with diverse tumor types have been treated with our Probody therapeutic candidates in multiple clinical studies, providing clinical proof of concept and a deep knowledge base for translational advancement and optimization of our drug candidates and platform.
•
A versatile technology for improvement of therapeutic window. By engineering our therapeutics to selectively activate in the tumor microenvironment, our Probody product candidates have the potential to improve safety and tolerability. We are applying our technology to some of the biggest challenges in oncology biologics research and development today. Namely, the validation of potential new targets for ADCs, opening solid tumor opportunities for TCBs, and increasing the therapeutic window for immune modulators such as cytokines and CPIs.
•
Ability to combine more effectively with other therapies. We believe the therapeutic window and tumor specificity of our drug candidates have the potential to reduce the dose-limiting toxicities observed in combination therapies and thus enable new combinations with other cancer therapies that are difficult or impossible to use. For example, our partner, Bristol Myers Squibb, reported at ASCO 2020 that BMS-986249, our Probody version of the anti-CTLA4 therapeutic, ipilimumab, was generally well tolerated at high doses ranging from 240 mg to 2400 mg (approximately 3 to 30 mg/kg of ipilimumab), either as a single agent or in combination with nivolumab. The approved doses of ipilimumab commonly used today are 1 mg/kg and 3 mg/kg.
•
Molecular tunability and applicability across many targets. Our proprietary masking technologies, leveraging affinity-based and steric approaches, allow for unique customization of large drug candidate pools from which high potential clinical candidates are selected. Our technology has the potential to address many different molecular targets expressed by a wide range of tumor types, including targets that are difficult to address due to their widespread expression on healthy cells. CD166 is a prime example of such target, for which we have developed praluzatamab ravtansine, a conditionally activated ADC that is currently in a Phase 2 study in breast cancer.
•
Deep knowledge of the tumor protease microenvironment. Our extensive protease biology expertise, driven by state-of-the-art experimental and computational methods, allows us to employ multiple approaches to generate novel targeted, multi-selective, and potentially indication-tailored protease-cleavable substrates.

Our Collaborations

We believe that the Probody platform has broad applicability across many cancer types, biological targets and antibody modalities. We have leveraged strategic partnering to (a) extend the reach of our therapeutic opportunity, and (b) bring in significant non-dilutive capital into the Company. Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb and ImmunoGen, among others, to enable development of certain Probody therapeutics. In constructing each of these collaborations, our primary objectives were to collaborate with leading biopharmaceutical players to realize the potential of Probody therapeutics; gain meaningful near-term funding and/or technology access to enable advancement of our wholly-owned Probody therapeutics pipeline; broaden the number of Probody therapeutics that ultimately reach the clinic; and retain significant milestones, royalties, and in some cases product rights, for their long-term potential.

AbbVie Ireland Unlimited Company

In April 2016, we entered into two agreements with AbbVie, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and the Discovery Agreement (the Discovery Agreement, together with the CD71 Agreement are collectively referred to as the “AbbVie Agreements”). Under the terms of the CD71 Agreement, we and AbbVie are co-developing CX-2029, a conditionally activated antibody-drug conjugate (“ADC”) against CD71, and we are responsible for pre-clinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. We will assume 35% of the net profits or net losses related to later development unless we opt-out. If we opt-out from participation of co-development of CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of CX-2029.

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

Under the Discovery Agreement, we received an upfront payment of $10.0 million in April 2016 and we received an additional upfront payment of $10.0 million in July 2019 upon the selection by AbbVie of the second target and the satisfaction of certain performance conditions under the CD71 Agreement. We are also eligible to receive up to $265.0 million for each target in development, regulatory and commercial milestone payments as well as royalties in the high single-digits to low teens from commercial sales of any resulting conditionally activated ADCs.

Amgen, Inc.

In September 2017, we entered into a Collaboration and License Agreement (the “Amgen Agreement”) with Amgen. Pursuant to the Amgen Agreement, we received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, Amgen purchased 1,156,069 shares of our common stock for $20.0 million.

Under the terms of the Amgen Agreement, we and Amgen are co-developing a conditionally activated T-cell engaging bispecific therapeutic targeting EGFR (“EGFR Products”). We are responsible for early-stage development of EGFR Products and all related costs (up to certain pre-set limits based on clinical study size). Amgen will be responsible for late-stage development, commercialization, and all related costs of EGFR Products. Following early-stage development, we will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which we would bear certain of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If we exercise our EGFR Co-Development Option, we will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If we choose not to exercise our EGFR Co-Development Option, we will not bear any costs of later stage development. We are eligible to receive up to $460.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double digit to mid-teen percentage of worldwide commercial sales, provided that if we exercise our EGFR Co-Development option, we shall only receive royalties in the low-double digit to mid-teen percentage of commercial sales outside of the United States.

In October 2021, we and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products.

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. We and Amgen will collaborate in the research and development of conditionally activated T-cell engaging bispecifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by us, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, we are eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties.

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

Astellas Pharma Inc

In March 2020, we entered into a Collaboration and License Agreement (the “Astellas Agreement”) with Astellas, pursuant to which we and Astellas will collaborate on the research, development and commercialization of T-cell engaging bispecific antibody products (“Products”) directed to CD3 and selected tumor antigen targets using our Probody® platform and other proprietary technology. Under the Astellas Agreement, we granted Astellas an exclusive, worldwide, royalty-bearing license to develop and commercialize Products in all fields. Astellas may select up to four targets to develop, with an option to expand to six targets. We will lead preclinical research and discovery activities up to clinical candidate selection for Products directed against up to four targets. Astellas will lead preclinical and clinical development of and regulatory approval for all Products. Astellas will be responsible for commercializing each Product, provided that we will have the option to elect to co-commercialize certain Products with Astellas in the United States, subject to the terms of a separate commercialization agreement to be entered into between us and Astellas.

Under the terms of the Astellas Agreement, we received an upfront payment of $80 million, and Astellas will be responsible for funding the cost of preclinical research and discovery activities of both parties for all Products and for funding the cost of development and commercialization of all Products worldwide. If Astellas exercises its option to expand to six targets, we will be eligible to receive future preclinical, clinical and commercial milestones of approximately $2.5 billion. Astellas will pay us tiered royalties on global net sales of Products from high single-digit to mid-teens percentages, subject to certain reductions. Astellas’ royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Product is no longer covered by certain intellectual property rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Product in such country.

In addition, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a Product directed against such target, we will have an option to elect to co-fund certain subsequently initiated clinical trials for such Product. If we opt in, we would be responsible for a pre-determined portion of the costs of such trials, subject to specified caps, deferrals and offsets. We would then have the option to elect to co-commercialize such Products in the United States. For any such Products, in lieu of royalties in the United States, we will receive less than 40% of the profits for such Products in the United States and tiered low double-digit to mid-teens percentage royalties on net sales of such Products outside of the United States, subject to certain reductions.

Bristol Myers Squibb Company

In May 2014, we and Bristol Myers Squibb entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using our Probody therapeutic technology.

Under the terms of the BMS Agreement, we granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets, two of which were selected upon the execution of the BMS Agreement. Pursuant to the BMS Agreement, we received an upfront payment of $50.0 million and were initially entitled to receive contingent payments of up to an aggregate of $1,217.0 million in development, regulatory and commercial milestone payments, which can be reduced by any such payments received or by any termination of targets being pursued. We are entitled to royalty payments in the mid-single-digit to low double-digits percentage from potential future sales. We also receive research and development service fees. Bristol Myers Squibb has terminated certain targets from the BMS Agreement, as described below.

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

In February 2021, we and Bristol Myers Squibb entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as amended by Amendment 1. Subsequent to Amendment 2, Bristol Myers Squibb has the exclusive worldwide rights to develop and commercialize Probody therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection has been extended and we will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb. Pursuant to Amendment 2, we are eligible to receive contingent payments for development, regulatory and sales milestones of up to an aggregate of $1,779.0 million. We are also entitled to tiered mid-single- to low double-digit percentage of royalties from potential future sales.

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

Under the terms of the ImmunoGen Research Agreement, both we and ImmunoGen were required to perform research activities on behalf of the other party for no monetary consideration. Each party was solely responsible for the development, manufacturing and commercialization of any products resulting from the exclusive development and commercialization license obtained by such party under the agreement. In consideration for the praluzatamab ravtansine License, ImmunoGen is entitled to receive up to $60.0 million in development and regulatory milestone payments, up to $100.0 million in sales milestone payments and royalties in the mid to high single-digits percentage on the commercial sales of any resulting product. In August 2017, we made a milestone payment of $1.0 million to ImmunoGen for the first patient dosing with praluzatamab ravtansine and in February 2020, we triggered a $3.0 million milestone payment to ImmunoGen for the first dosing of a patient in the praluzatamab ravtansine Phase 2 clinical trial. Under the ImmunoGen 2019 License, we gained rights to the EpCAM conditionally activated ADC program and, in return, we made an upfront payment, and we will pay certain clinical development, approval and commercialization milestone payments if achieved and royalties on product sales.

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

We utilize well established production steps typically part of a platform manufacturing process for antibodies. The CMOs we have selected have a strong track record in manufacturing therapeutic biologics, including antibodies. Similarly, for our conditionally activated ADC projects we have selected CMOs with strong expertise in clinical/commercial drug conjugate manufacturing and with capabilities for toxin conjugation and fill-finish. Furthermore, our two lead conditionally activated ADC programs incorporate toxin payloads that have an established clinical and regulatory history.

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For example, for each of praluzatamab ravtansine, CX-2029, pacmilimab and CX-904, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of praluzatamab ravtansine. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, Massachusetts which provided clinical manufacturing support for the praluzatamab ravtansine program. We have completed the transfer of the drug substance manufacturing process from ImmunoGen to a contract manufacturer, where we have an existing relationship and with expertise in the manufacture of antibody drug conjugates at a clinical and commercial scale. While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of praluzatamab ravtansine as a result of such transfer or that we will not experience any other disruption in the manufacturing of praluzatamab ravtansine.

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

Masking and conditional activation: Several companies, including AbbVie, Adagene, Amgen, Amunix, BioAtla, Halozyme, Harpoon, Pandion Therapeutics, Revitope, Roche, Seagen, Takeda, Werewolf, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody platform.

Antibody-drug conjugates: Several large pharmaceutical companies, such as AbbVie, Daiichi Sankyo, Gilead, Pfizer, Roche, and Takeda are developing ADCs. Two mid-sized companies, ImmunoGen and Seagen are also leaders in this space. In addition, numerous smaller companies have ongoing efforts in the space.

Cancer immunotherapies: Cancer immunotherapy is one of the most competitive and fastest growing segments of the pharmaceutical industry. Almost every large pharmaceutical company is developing cancer immunotherapies, including Amgen, AstraZeneca, Bristol Myers Squibb, Celgene, GlaxoSmithKline, Merck, Novartis, Pfizer, Roche, and Sanofi. In addition, many large and mid-sized biotech companies such as BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Numerous smaller companies are also working in this space.

T-cell engaging bispecifics: Several large pharmaceutics companies, such as Amgen, Novartis, and Roche, have on-going efforts in the field of TCBs. In additional, several mid-sized biotech companies such as MacroGenics and Xencor, as well as numerous smaller companies, including Janux, have ongoing efforts in TCBs.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody therapeutic technology, platform and product candidates. Our patent portfolio as of January 6, 2022 contains at least 160 granted patents (some of which are co-owned with a third party) and at least 390 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering Probody and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

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

In addition, we have exclusively licensed a patent portfolio of patent families from UCSB patents and patent applications that cover compositions and methods related to screening for and identification of masks and protease-cleavable linkers that we have incorporated into our Probody therapeutics and may incorporate into future Probody therapeutics.

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
•
approval by an institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials according to good clinical practices (“GCPs”), to establish the safety, purity and potency of the product candidate for its intended use;
•
preparation and submission to the FDA of a BLA after completion of all pivotal trials;
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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND. While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB for each site proposing to conduct each clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completion. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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
•
Phase 2—The product candidate is administered to a limited patient population with the specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•
Phase 3—The product candidate is administered to an expanded patient population to further evaluate dosage, clinical efficacy and safety, generally at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product approval.

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of such “Phase 4” clinical trials as a condition of approval for a BLA

During the development of a new biologic product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new therapeutic. If a Phase 3 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If a written agreement is reached, it will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began.

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

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

Further, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety and efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Moreover, changes to the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities may require submission and FDA approval of a new supplement before the changes can be implemented. A supplement for a new indication typically requires clinical data, and the FDA uses similar procedures in reviewing supplements as it does in reviewing original applications.

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

After a BLA is submitted for a product candidate, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, the BLA may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as Priority Review and Accelerated Approval. A BLA is eligible for Priority Review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared available products. Priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, compared to ten months under standard review.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive Accelerated Approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of Accelerated Approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving Accelerated Approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for Accelerated Approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects either (1) fewer than 200,000 individuals in the U.S., or (2) more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a product candidate for this type of disease or condition will be recovered from sales in the U.S. for that product candidate. Orphan drug designation entitles the applicant to incentives, which may include grant funding towards clinical study costs, tax advantages, and waivers of FDA user fees. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product candidate for the same indication for seven years, except under limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition

Pediatric Studies

The Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is determined to be safe, pure and potent. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non- Compliance letter and sponsor’s response.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warning or other safety information about the product;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”) has had a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a Medicare Part D coverage gap discount program, in which manufacturers had to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, was increased to

70%, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact payment methodologies and reimbursement amounts. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, which led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law which, among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Furthermore, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the extent of the impact of any changes to any of these laws on us.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians (as defined by statute), certain non-physician practitioners including physician assistants and nurse practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Certain states also mandate implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Our Company Origins and Team

Our Probody platform technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued developing and adding to this technology and aspire to design a pipeline of Probody therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our chief executive officer and chairman, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our clinical development team is led by Dr. Amy Peterson, president and chief operating officer, and Dr. Alison Hannah, chief medical officer. Our research and preclinical development team is led by Dr. Marcia Belvin, head of research, and includes renowned and established researchers. Our management team members have significant experience in oncology with previous experience at BeiGene, Chiron, Genentech, Maxygen, Medivation, Millennium, Novartis, SGX and other companies.

Human Capital

As of December 31, 2021, we had 174 full-time employees and 4 part-time employees. Of these employees, 137 were primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Our research and development expenses were $114.2 million, $112.9 million, and $131.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then,COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites, including for praluzatamab ravtansine (CX-2009). As COVID-19 and its variants continue to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for praluzatamab ravtansine, CX-2029 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

•
delays or difficulties in enrolling patients in our clinical trials or the clinical trials of our partners;
•
delays or difficulties in clinical site initiation for praluzatamab ravtansine, CX-2029, CX-904 or any other clinical trials we or our partners decide to initiate, including difficulties in recruiting clinical site investigators and clinical site staff;
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

Furthermore, the COVID-19 pandemic and government limitations on activities may continue to impact our ability to conduct research, including limiting our ability to obtain research materials and equipment, limiting access to our laboratories to conduct research, limiting the ability or willingness of employees to work at our facilities and limiting our ability to complete research and experiments in a timely basis or at all. For example, in March 2020 we initiated a mandatory work-from-home program, limiting onsite activity to a substantially reduced level of laboratory research activities. Although we have gradually increased levels of such laboratory research activities, we continue to operate in a hybrid, work-from-home environment and there can be no assurance that we will be able to continue to increase or maintain current levels of such activity. The COVID-19 pandemic and government limitations could further impact our ability to conduct business generally, including making timely payments, filing timely governmental and other business reports and filings, and otherwise comply with our obligations.

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

The global outbreak of COVID-19 continues to rapidly evolve, including with the discovery of new variants/mutations of the virus. The extent to which the COVID-19 pandemic continues to impact our business, including our clinical trials, research and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $533.7 million and $450.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Though we have developed our Probody platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have not yet demonstrated our ability to successfully complete any mid or late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, arrange for a third party to manufacture a commercial-scale product candidate, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one product candidate from the time it enters initial preclinical studies to when it is available for treating patients. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates. We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we continue clinical development of our lead programs and advance additional programs into clinical development. In particular, we expect our losses to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009), our conditionally activated ADC candidate directed against CD166, as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, as we enroll patients in our Phase 2 expansion trial of CX-2029, our conditionally activated ADC candidate directed against CD71 in collaboration with AbbVie Inc., as we enroll patients in our Phase 1 clinical trial of CX-904, our conditionally activated T-cell-engaging bispecific antibody candidate against the epidermal growth factor receptor (“EGFR”) in collaboration with Amgen, Inc., and as we advance into later trials and new trials for these and other programs. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2021, we had $305.2 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, as we enroll patients in our Phase 2 expansion trial of CX-2029, and as we enroll patients in our Phase 1 clinical trial of CX-904. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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
•
the costs involved in prosecuting and enforcing patent and other intellectual property claims, including the ongoing patent infringement lawsuit brought by Vytacera against us;
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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partner’s product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of clinical trials for programs beyond praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab and CX-904 is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for these or other product candidates, including CX-2043, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates including CX-2043. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

We are very early in our development efforts, with only four product candidates, praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072), and CX-904 currently in early-stage clinical development. In addition, Bristol Myers Squibb is currently evaluating BMS-986249, a CTLA-4-directed Probody therapeutic in a randomized cohort expansion trial of a Phase 1/2 clinical trial that it initiated in January 2018, and BMS-986288, a second anti-CTLA-4 Probody, in a Phase 1/2 trial it initiated in 2019. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

We could find that the therapeutics we or our collaborators pursue are not safe, pure, potent (or efficacious). Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

For example, in March 2020, we made the strategic decision to terminate our Phase 2 clinical trial evaluating pacmilimab in combination ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in December 2021 we announced preliminary data on two of the four expansion cohorts for CX-2029. We can make no assurances that the ultimate trial results for these two cohorts will be consistent with or better or worse than that reported data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, as a result of the COVID-19 pandemic or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary, top-line, or interim data and final data could significantly harm our business prospects.

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

In May 2020, we reported that the administration of monotherapy pacmilimab had been generally well tolerated with the majority of treatment-related adverse events (“TRAEs”) as Grade 1/2. At that time, we also reported that of the 114 monotherapy patients treated with 10 mg/kg every two weeks and who were evaluable for safety, ten (9%) patients experienced a grade ≥3 TRAE, and two (2%) experienced grade ≥3 immune-related adverse events (“irAEs”), with two (2%) TRAEs leading to treatment discontinuation. In June 2019, we also reported that at the 10 mg/kg dose, the anti-drug antibody (“ADA”) rate was approximately 62%. While we do not believe this ADA is impacting our ability to reach targeted drug exposures, we cannot provide assurance that the rate will not change or that it will not later limit drug exposure or cause severe adverse events. We also cannot provide assurance that the rates and the types of adverse events will not increase with time as more patients are treated in ongoing or future studies.

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

In May 2020, we announced that CX-2029 was generally well tolerated at doses up to 3 mg/kg with the most common TRAEs being infusion related reactions, anemia and neutropenia/leukopenia. Grade 3 or greater hematologic TRAEs, anemia and neutropenia, were dose dependent, with anemia being managed with transfusions and supportive care. In December 2021, we announced preliminary data on two of four expansion cohorts for CX-2029, including that the most common Grade 3 TRAEs in 10% or more of patients were anemia (67.3%) and decreased neutrophil count (9.6% (plus one Grade 4 event 1.9%)). The etiology of anemia remains under investigation and is likely to be multi-factorial. While the MMAE payload is known to be associated with anemia, preclinical studies have shown that reduction of red blood cell precursors has been observed in response to targeting CD71, which is known to play a role in early erythroid development. Although we believe these TRAEs are manageable, there can be no assurance that the rate or severity of any of these side effects will not increase over time with more patients being treated in ongoing or future studies.

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2022 we are in the process of initiating a first-in-human Phase 1 clinical trial with CX-904 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable dose for CX-904.

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

For example, in March 2020, we announced a temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic. We revised our strategy for praluzatamab ravtansine and in December 2020, we initiated a new Phase 2 clinical trial of praluzatamab ravtansine, for which we anticipated to report initial clinical data in the fourth quarter of 2021. However, in August 2021, we announced that primarily due to the COVID-19 pandemic, we anticipate initial clinical data from that trial in 2022. There can be no assurances that the COVID-19 pandemic will not continue to have a significant impact on our ability to complete our ongoing clinical trials and enroll patients in any planned or future clinical trials.

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with thousands of clinical trials exploring the use of PD-1 and PD-L1 agents. There can be no assurance that further trials with pacmilimab (CX-072) or our other drug candidates will not be adversely affected by a limited patient population. Our clinical trials of praluzatamab ravtansine and CX-2029 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. Our clinical trials of praluzatamab ravtansine and CX-2029 are also competing with thousands of clinical trials with alternative anti-cancer drugs in a similar class (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trial of CX-904 is also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators, including Bristol Myers Squibb’s ongoing Phase 2 clinical trial, face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to continue to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, conditionally activated ADCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing, including the research resulting from our ongoing clinical trials for praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072) and CX-904.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including BMS-986249, BMS-986288, and pacmilimab (CX-072) for which there are existing approved therapies, such as approved agents targeting PD-L1, PD-1, or CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

•
the timing of our receipt of any marketing and commercialization approvals;
•
the terms of any approvals and the countries in which approvals are obtained;
•
the safety, purity, potency (or efficacy) of our product candidates, including those being developed by our collaborators;
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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as a result of the COVID-19 pandemic and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. Further, we continue to see an impact as a result of the COVID-19 pandemic on our efforts, including ongoing clinical trial site activation and patient enrollment for praluzatamab ravtansine.

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

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe, Australia and South Korea. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies which, in addition to having other issues, could be adversely impacted by the COVID-19 pandemic. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For each of praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072), and CX-904, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, in November 2019, one of our contract manufacturers that manufactures pacmilimab experienced a production failure. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we have taken sufficient steps to assure our current supply of pacmilimab clinical trial drug product for our ongoing clinical trial and planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for praluzatamab ravtansine, CX-2029, pacmilimab, CX-904 or any other clinical trial drug candidates on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of praluzatamab ravtansine. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the praluzatamab ravtansine program. We completed transfer of the drug substance manufacturing process from ImmunoGen to a CMO, where we have an existing relationship and which has expertise in the manufacture of antibody-drug conjugates at a clinical and commercial scale. While the manufacturing transfer process has been completed, there can be no assurance that we will not experience a disruption in the supply of praluzatamab ravtansine as a result of such transfer or that we will not experience any other disruption in the manufacture of praluzatamab ravtansine.

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. This is especially the case for our clinical-stage conditionally activated ADCs, praluzatamab ravtansine, CX-2029 and CX-904. If we were to experience any supply chain issues, our product supply could be seriously disrupted. In addition, we expect the logistical challenges associated with our supply chain to grow more complex as additional product candidates commence any clinical trials.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072), and CX-904 we will need to manufacture them in large quantities. To date, we have generally been able to successfully manufacture praluzatamab ravtansine, CX-2029, and pacmilimab for our ongoing early-stage clinical trials. However, in November 2019, we had a production failure at one of our contract manufacturers that manufactured pacmilimab for our Phase 1/2 clinical trial and for our future trials. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we have taken sufficient steps to assure our current supply of pacmilimab clinical trial drug product for our planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for praluzatamab ravtansine, CX-2029, pacmilimab, CX-904 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for praluzatamab ravtansine, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability, including praluzatamab ravtansine drug product for late-stage clinical trials and commercialization. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to praluzatamab ravtansine, pacmilimab or any of our other product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize product candidates in a timely manner or at all.

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

Because we have limited financial and managerial resources, we focus on specific product candidates and indications, including praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072), and CX-904. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, including CX-2043, and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may experience difficulties in managing our growth and expanding our operations successfully.

We will need to grow our organization substantially to continue development and pursue the potential commercialization of praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072), CX-904 and our other product candidates, including CX-2043, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains. The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups. In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors. For instance, if any of our lead product candidates, including, praluzatamab ravtansine and CX-2029 are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development. The market for immunotherapies like pacmilimab (CX-072) is, in particular, highly competitive and the field is changing quickly. In March 2020, we made the strategic decision to terminate our Phase 2 study evaluating pacmilimab in combination ipilimumab. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Amunix, BioAtla, Halozyme, Harpoon Therapeutics, Revitope, Roche, Seagen, Takeda, Werewolf Therapeutics, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, Daiichi Sankyo, Gilead, ImmunoGen, Mersana Therapeutics, Pfizer, Roche Holding Ltd. Seagen and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our chief executive officer and chairman, and Amy C. Peterson, M.D., our president and chief operating officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. In particular, as a result of the COVID-19 pandemic, the ability of employees to engage in a remote working environment has increased the competitive landscape across the country for us in seeking qualified employees. Employees are now able to consider opportunities across the country and it may be more difficult to hire employees. Furthermore, it is more difficult to engage employees in Company culture and build working rapport when they are working remotely. As a result, it may be more difficult to retain employees on a long-term basis. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area and across the country.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of praluzatamab ravtansine (CX-2009), CX-2029, BMS-986249, BMS-986288, pacmilimab (CX-072) and CX-904 and any of our other product candidates or those of our collaborators. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in March 2020, the COVID-19 pandemic caused us to restrict access to our facility and initiate a work-from-home program limiting onsite activity to a substantially reduced level of laboratory research activities. Although we have gradually increased levels of our laboratory research activities, we continue to operate in a hybrid, work-from-home environment and there can be no assurance that we will be able to continue to increase or maintain current levels of such activity or that the COVID-19 pandemic will not continue to impact our ability to conduct business.

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

As a company, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, government shutdowns, such as the partial U.S. federal government shutdown in late 2018 or the United Kingdom’s departure from the European Union may impact our ability to access government agencies in a timely manner or otherwise impact our ability to move our product candidates through the regulatory process. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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
•
suspension or revocation of product approvals;
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for therapeutic biologics or modifications to approved therapeutic biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was the safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 2, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, in March 2018, the Centers for Medicare & Medicaid Services (“CMS”) finalized a national coverage determination extending coverage under the Medicare program for certain diagnostic laboratory tests using next generation sequencing (“NGS”) that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the national coverage determination, diagnostic tests that meet these criteria are covered only in patients with recurrent, metastatic, relapsed, refractory or stages III or IV cancer if the test has an FDA-approved or cleared indication for use in that patient’s cancer and results are provided to the treating physician for management of the patient using a report template to specify treatment options. Although the Medicare program increasingly is used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies, it is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for any companion diagnostics associated with our product candidates.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain products. Furthermore, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

If we or our collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

Although we do not currently have any products on the market, if and when we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The regulatory environment surrounding data privacy and security is increasingly demanding. We are or may in the future be subject to numerous U.S. federal and state laws and non-U.S. regulations governing the collection, use, disclosure, retention, and security of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, including the expanded right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the GDPR went into effect in May 2018, and imposes stringent requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 4% total worldwide annual turnover or €20 million, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and European Union in relation to certain aspects of data protection law remains unclear, including how data transfers between European Union member states and the United Kingdom will be treated. These changes may lead to additional compliance costs and could increase our overall risk. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the European Union, the rules on e-marketing are currently set out in the ePrivacy Directive, which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions for business to business communications, and significantly increases fines for non-compliance. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including our efforts to understand our users’ internet usage and promote ourselves to them.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in significant fines, penalties and damage to our reputation, and we may be forced to change the way we operate. This could result in additional cost and liability to us, which could negatively affect our business, results of operation, and financial condition.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent. We have issued securities under the Sales Agreement and may do so in the future. In addition, in January and February 2021, we sold 16,428,571 shares of our common stock at $7.00 per share in an underwritten public offering. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 39% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. Our information technology and other internal infrastructure systems and those of our CROs and contractors and consultants are vulnerable to damage and interruption from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. A system interruption or security breach that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, we may also face increased cybersecurity risks due to our dependency on remote working technology and electronic monitoring of clinical trial sites, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our research or product candidates could be delayed.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in applicable tax rules, including changes to corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

Item 3. Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. We filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020. Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020. On October 13, 2021, the Court granted the parties’ stipulation to stay all pending case deadlines except for certain matters. All case deadlines are stayed until the Court resolves the parties’ claim construction disputes. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

Holders of Record

As of January 31, 2022, there were approximately 26 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 8, 2015 (the first day of trading of our common stock), through December 31, 2021 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	October 8, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
CytomX (CTMX)	$100.00	$161.78	$85.19	$163.64	$117.05	$64.42	$50.78	$33.57
Nasdaq Composite Index (IXIC)	$100.00	$104.09	$111.90	$143.50	$137.92	$186.51	$267.90	$325.21
Nasdaq Biotech Index (^NBI)	$100.00	$110.25	$86.34	$104.52	$94.77	$117.91	$148.19	$147.25

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

Item 6. [Reserved]

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

For a discussion related to the results of operations for 2020 compared to 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2020 and 2019" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company dedicated to destroying cancer differently. By pioneering a novel class of conditionally activated biologics, powered by our Probody® technology platform, our goal is to transcend the limits of current cancer treatments and successfully leverage therapeutic targets and strategies that were once thought to be inaccessible.

Probody therapeutic candidates are designed to be conditionally activated in the tumor microenvironment, effectively enabling the targeting of cancer tissues more specifically, while minimizing deleterious activity in healthy tissues and in circulation. We achieve this conditional activation by modifying our therapeutic product candidates with a mask that is designed to block binding to target until the mask is removed by proteases, which are enzymes that are more active in the tumor microenvironment than in normal tissue. We believe this innovative approach has the promise to improve cancer treatments in three ways by:

(1)
Enhancing a potential product’s therapeutic window, the balance between tolerability and anti-tumor activity;
(2)
Allowing the pursuit of anti-cancer targets that were previously considered “undruggable,” due to their widespread presence on normal tissues; and
(3)
Enabling the development of new combination therapies that are otherwise poorly tolerated.

We are employing our industry-leading conditionally activated Probody platform to address some of the biggest challenges today in oncology biologics research and development and have successfully applied our technology to a variety of biologic modalities including antibodies, antibody-drug conjugates (“ADCs”), T-cell bispecifics ("TCBs"), and cytokines; all of which are in various stages of development spanning from discovery to clinical development.

Our robust and differentiated product pipeline includes the wholly-owned, praluzatamab ravtansine (CX-2009) and the AbbVie-partnered CX-2029, two investigational conditionally activated ADCs directed toward the previously undruggable targets CD166 and CD71, respectively. These cancer targets were considered inaccessible to conventional ADCs due to their ubiquitous expression in many healthy tissues, but we believe they are potentially addressable with our Probody technology. Having demonstrated favorable tolerability and encouraging anti-tumor activity in separate dose-escalation Phase 1 studies, praluzatamab ravtansine and CX-2029 are currently in Phase 2 clinical studies.

We are currently enrolling patients into a three-arm study of praluzatamab ravtansine in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B will evaluate praluzatamab ravtansine monotherapy in patients with hormone receptor-positive (“HR+”)/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C will evaluate praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, both administered every three weeks in patients with TNBC. We expect approximately 40 efficacy-evaluable patients will be enrolled in each arm of the study. Initial data for Arms A and B are expected in the second half of 2022.

CX-2029, our CD71-directed ADC is being evaluated as monotherapy in a four-cohort Phase 2 expansion study designed to enroll twenty five efficacy evaluable patients with squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma. Preliminary data from the CX-2029 study for sqNSCLC and HNSCC were disclosed via a company press release in December 2021 in which encouraging activity in patients with sqNSCLC was highlighted. Patient enrollment continues in the expansion phase of this study with certain additional data updates expected in 2022.

Our robust clinical pipeline also includes cancer immunotherapeutic candidates against validated targets such as CTLA-4. Our partner, Bristol Myers Squibb, is conducting a randomized Phase 2 study evaluating BMS-986249, a Probody version of the CTLA-4-targeting antibody, ipilimumab, in combination with the anti-PD-1 antibody, nivolumab, in patients with metastatic melanoma. In addition, BMS-986249 is being studied in combination with nivolumab in three additional indications: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer and advanced TNBC. Bristol Myers Squibb also continues to evaluate BMS-986288, a Probody version of non-fucosylated ipilimumab, as monotherapy or in combination with nivolumab in a Phase 1 clinical study.

Underscoring our commitment to destroying cancer differently, we have recently introduced the third treatment modality overall into the clinic from our versatile and tunable Probody platform, reinforcing our leadership in the field of conditional activation of biologic therapeutics. As part of our partnership with Amgen, we are advancing CX-904, a conditionally activated T-cell-engaging bispecific antibody candidate against the epidermal growth factor receptor (“EGFR”) on tumor cells and CD3 on T cells. In January 2022, our investigational new drug application (“IND”) for CX-904 was allowed to proceed by the FDA. We are in the process of initiating a first-in-human Phase 1 study to evaluate CX-904 as a treatment for patients with advanced solid tumors and expect to dose the first patient in the first half of 2022.

In preclinical studies, we are developing CX-2043, our third conditionally activated ADC directed toward the epithelial cell adhesion molecule (“EpCAM”), a widely expressed tumor antigen. CX-2043 has demonstrated potent anti-tumor activity across multiple cancer types and superior tolerability in animal models compared to the corresponding unmasked ADC. We are also engaged in drug discovery efforts towards the generation of new clinical candidates for the treatment of cancer, including the application of our conditional activation platform to the engineering of novel, locally active cytokines, including interferon-alpha-2b, as well as additional TCBs.

In January and February 2021, we completed an underwritten public offering of 16,428,571 shares of common stock at a price of $7.00 per share. The aggregate net proceeds received by us from the offering were $107.7 million, after deducting underwriting discounts and commissions and offering expenses of $7.3 million.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $83.6 million, $32.9 million, and $102.2 million for 2021, 2020 and 2019, respectively. As of December 31, 2021and 2020, we had an accumulated deficit of $533.7 million and $450.1 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

Global health authorities, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly-owned and partnered product candidates in clinical trials, including praluzatamab ravtansine, CX-2029, pacmilimab, and CX-904 as well as any additional product candidates for which we initiate clinical studies in the future. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, of regulatory uncertainty, manufacturing limitations, and the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Impact of COVID-19

In December 2019, a strain of novel coronavirus-caused disease (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China and in March 2020 the World Health Organization declared the outbreak a pandemic There continues to be uncertainty as to the extent and duration of the COVID-19 pandemic including the emergence and impact of new variants.

During 2020 and 2021, the COVID-19 outbreak impacted our ongoing operations, including clinical trials. Any preventative or protective actions that we, our collaboration partners or others have taken, or may take, in respect of the virus may result in further disruption for our clinical trials, including clinical trials for praluzatamab ravtansine, CX-2029 and CX-904, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Currently, it is not possible to predict how long the pandemic will last or the extent or degree of its ongoing impact on economic activity, and our business. We do not know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

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

AbbVie, one of our collaboration partners, entered into a license agreement with Seagen Inc., (“SGEN”) to license certain intellectual property rights. As part of our collaboration agreement with AbbVie, we received a sublicense to these intellectual property rights and therefore pay SGEN sublicense fees. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates, clinical development, including activities with third parties, such as contract research organizations (“CRO”) and contract development and manufacturing organizations (“CMO”), and the manufacture of drug products used in clinical trials, as well as the development of product candidates pursuant to our research, collaboration and license agreements. Research and development expenses include personnel costs, including stock-based compensation expense, contractor services, laboratory materials and supplies, depreciation and maintenance of research equipment, and an allocation of related facilities costs. We expense research and development costs as incurred.

We expect our research and development expenses to increase substantially in absolute dollars in the future as we advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. Examples include our Phase 2 clinical trials for praluzatamab ravtansine (CX-2009) and CX-2029, potential future clinical trials for CX-2029 and for praluzatamab ravtansine in combination with pacmilimab (CX-072) and our Phase 1 clinical trial for CX-904 which is in the process of being initiated. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Comparison of Years Ended December 31, 2021 and 2020

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
AbbVie	$11,845	$38,192	$(26,347)
Amgen	8,744	8,609	135
Astellas	19,365	13,931	5,434
Bristol Myers Squibb	29,619	39,630	(10,011)
Total revenue	$69,573	$100,362	$(30,789)

The decrease in revenue of $30.8 million for 2021 compared to 2020 was primarily due to:

•
a decrease in revenue of $26.3 million from AbbVie primarily due to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”), of which $26.6 million was recognized reflecting the project percentage completion to date in the first quarter of 2020; and
•
a decrease in revenue from Bristol Myers Squibb of $10.0 million due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of the first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020; partially offset by
•
an increase in revenue from Astellas of $5.4 million due to a full year recognition of the $80.0 million upfront payment over the estimated research service period of five years under the Astellas Agreement entered into in March 2020, as well as the increased research services during the current period.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Year Ended December 31,
	2021	2020	Change
External costs incurred by product candidate (target):	(in thousands)
CX-2009 (CD166)	$18,516	$16,191	$2,325
CX-2029 (CD71)	11,556	5,978	5,578
CX-072 (PD-L1)	3,535	10,642	(7,107)
Other wholly owned and partnered programs	17,353	19,255	(1,902)
General research and development expenses	13,534	13,016	518
	64,494	65,082	(588)
Internal Costs	49,700	47,854	1,846
Total research and development expenses	$114,194	$112,936	$1,258

The increase in research and development expenses for 2021 compared to 2020 was attributable to the following changes by project:

•
The increase in CX-2029 expenses was primarily driven by a $5.8 million increase in clinical trial expenses and laboratory contract and services due to increase in patient enrollment activities;
•
The increase in CX-2009 expenses was primarily driven by a $3.9 million increase in clinical trial studies and laboratory contract services due to increase in manufacturing and development activities, as well as a $1.2 million increase in consulting expenses; partially offset by a $3.0 million licensing payment to ImmunoGen in the first quarter of 2020;
•
The decrease in CX-072 expenses was primarily due to a $5.1 million decrease in clinical trial related expenses and a $1.3 million decrease in laboratory contract services as a result of the timing of manufacturing and other research activities in the CX-072-001 study and the termination of the CX-072-002 study;
•
The decrease in “Other wholly owned and partnered programs” was primarily due to a $6.0 million sublicense fee payment to UCSB related to the $80.0 million upfront payment under the Astellas Agreement during the first quarter of 2020; a $4.1 million decrease in laboratory contracts and services related to the CX-904 program as it moved into the IND application preparation phase; partially offset by an increase of $7.9 million in laboratory contracts and services expenses related to the EpCAM program due to an increase in pre-clinical activities.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
General and administrative	$39,160	$36,031	$3,129

General and administrative expenses increased by $3.1 million during 2021 compared to 2020 primarily due to an increase in personnel related and recruiting expenses.

Interest Income and Other Expense, Net

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Interest income	$255	$1,836	$(1,581)
Other expense, net	(83)	(27)	(56)
Total interest income and other expense	$172	$1,809	$(1,637)

Interest Income

Interest income decreased by $1.6 million during 2021 compared to 2020, primarily driven by lower interest rates in 2021.

Income Taxes

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Benefit from income taxes	$-	$(13,911)	$13,911

Income tax benefit decreased by $13.9 million for 2021 compared to 2020. The income tax benefit of $13.9 million for 2020 was generated due to the recognition of net operating loss carrybacks under the CARES Act, which generated a tax refund of taxes paid for 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents and investments of $305.2 million and an accumulated deficit of $533.7 million, compared to cash, cash equivalents and investments of $316.1 million and an accumulated deficit of $450.1 million as of December 31, 2020. In January and February 2021, in an underwritten public offering of our common stock, we raised an aggregate net proceeds of approximately $107.7 million. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for a period of at least twelve months from the issuance date of the financial statements included in this report. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$(119,031)	$5,259	$(140,480)
Net cash provided by (used in) by investing activities	22,489	(18,718)	79,701
Net cash provided by financing activities	110,213	16,893	1,627
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,671	$3,434	$(59,152)

Cash Flows from Operating Activities

2021

During the year ended December 31, 2021, cash used in operating activities was $119.0 million, which consisted of a net loss of $83.6 million, adjusted by non-cash charges of $19.3 million and a net decrease of $54.7 million relating to the changes in our net operating assets and liabilities. The non-cash charges primarily consisted of $13.2 million in stock-based compensation, $3.1 million in non-cash lease expense, $2.7 million in depreciation and amortization and $0.3 million in net accretion of discounts on our investments.

The change of our net operating assets and liabilities was primarily due to:

•
a net decrease of $66.2 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
an increase of $7.4 million in accrued liabilities and accounts payable primarily due to timing of payments and an increase in research and clinical expenses
•
an increase of $4.1 million in cash flows from prepaid expenses and other current assets and other assets primarily due to reduced advance payments to our third-party manufacturing vendors and timing of payments.

2020

During the year ended December 31, 2020, cash provided by operating activities was $5.3 million, which consisted of a net loss of $32.9 million, adjusted by non-cash charges of $20.1 million and a net increase of $18.1 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $14.8 million in stock-based compensation, $2.9 million in non-cash lease expense and $2.6 million in depreciation and amortization, which amounts were partially offset by $0.2 million in net accretion of discounts on our short-term investments.

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

Cash Flows from Investing Activities

During the year ended December 31, 2021, cash provided by investing activities was $22.5 million, which consisted of $124.0 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $99.9 million used in the purchase of long-term investments and $1.6 million of capital expenditures used to purchase property and equipment.

During the year ended December 31, 2020, cash used in investing activities was $18.7 million, which consisted of $199.1 million used in the purchase of short-term investments and $2.3 million of capital expenditures used to purchase property and equipment, partially offset by $182.7 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $110.2 million, which consisted of $107.7 million of net proceeds from the follow-on public offering in January and February 2021 and $2.5 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan (“ESPP”).

During the year ended December 31, 2020, cash provided by financing activities was $16.9 million, which primarily consisted of proceeds from our common stock issuance of $11.3 million under the Open Market Sales Agreement (net of underwriting discounts and stock issuance costs of $0.4 million) and $5.6 million from the exercise of stock options and employee stock purchases under the ESPP.

Contractual Obligations

The following table summarizes our contractual obligations that become due within the next twelve months (in thousands):

Payments Due by
2022
Operating leases(1)	$5,273
Royalty obligations(2)	150
License maintenance fees(3)	750
Total contractual obligations	$6,173

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

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $7.8 million as of December 31, 2021 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets, which are subject to a valuation allowance.

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

Our revenues are primarily derived through our license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for our technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to us under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products. We assess whether the promises in our arrangements with customers are considered as distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to our intellectual property is distinct from the research and development services or participation on steering committees.

Our collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities; or upon receipt of actual marketing approvals of a covered product or for additional indications. To date we have concluded that these contingent payments should be fully constrained until the conditions are met. At each reporting date, we re-evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

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

Most of our collaboration arrangements are related to delivering a combined performance obligation satisfied over time. Some of our revenue is recognized over a defined research period as stand-ready obligations, while others are recognized using a cost-based input measure based on our actual full time employee ("FTE") hours incurred as a percentage of projected FTE hours for completing the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and the related estimated FTE hours-to-completion, of certain of our research development programs in 2021, 2020, and 2019. Such adjustments have impacted and may continue to impact the amounts and timing of our revenue recognized.

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

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different than the actual amounts incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any one period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations. There has not been material changes in estimates in recent years.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and investments of $305.2 million and $316.1 million as of December 31, 2021 and 2020, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2021, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

Item 8. Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022, expressed an unqualified opinion thereon.

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

The Company recorded revenue from collaboration agreements of $69.6 million for the year ended December 31, 2021. As described in Note 2, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CytomX Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CytomX Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2022

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$205,530	$191,859
Short-term investments	99,696	124,260
Accounts receivable	790	798
Prepaid expenses and other current assets	4,285	7,096
Total current assets	310,301	324,013
Property and equipment, net	5,960	6,950
Intangible assets, net	1,021	1,167
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	19,362	22,495
Other assets	901	2,172
Total assets	$339,411	$358,663
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,818	$2,996
Accrued liabilities	34,236	23,059
Deferred revenues, current portion	69,262	74,869
Total current liabilities	106,316	100,924
Deferred revenue, net of current portion	125,660	186,261
Operating lease liabilities - long term	18,056	21,675
Total liabilities	250,032	308,860
Commitments and contingencies (Note 11)
Stockholders' equity
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized, and 65,392,758 and 48,251,819 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	623,344	499,964
Accumulated other comprehensive loss	(242)	(47)
Accumulated deficit	(533,724)	(450,115)
Total stockholders' equity	89,379	49,803
Total liabilities and stockholders' equity	$339,411	$358,663

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$69,573	$100,362	$57,489
Operating expenses:
Research and development	114,194	112,936	131,619
General and administrative	39,160	36,031	36,765
Total operating expenses	153,354	148,967	168,384
Loss from operations	(83,781)	(48,605)	(110,895)
Interest income	255	1,836	8,365
Other expense, net	(83)	(27)	(135)
Loss before income taxes	(83,609)	(46,796)	(102,665)
Benefit from income taxes	-	(13,911)	(427)
Net loss	$(83,609)	$(32,885)	$(102,238)
Net loss per share, basic and diluted	$(1.30)	$(0.71)	$(2.26)
Shares used to compute net loss per share, basic and diluted	64,146,848	46,145,563	45,335,927
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	$(195)	$(104)	$139
Impact of adoption of new accounting pronouncement	—	—	11
Total comprehensive loss	$(83,804)	$(32,989)	$(102,088)

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2018	45,083,209	$1	$445,956	$(93)	$(314,981)	$130,883
Impact of adoption of new accounting pronouncement - ASU 2018-02	—	—	—	11	(11)	—
Exercise of stock options	146,930	—	633	—	—	633
Issuance of common stock under the Employee Stock Purchase Plan	142,949	—	994	—	—	994
Issuance of common stock to UCSB	150,000	—	1,602	—	—	1,602
Stock-based compensation	—	—	19,100	—	—	19,100
Other comprehensive income	—	—	—	139	—	139
Net loss	—	—	—	—	(102,238)	(102,238)
Balance at December 31, 2019	45,523,088	1	468,285	57	(417,230)	51,113
Exercise of stock options	1,064,830	—	4,876	—	—	4,876
Issuance of common stock under the Employee Stock Purchase Plan	128,684	—	729	—	—	729
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	1,535,217	—	11,288	—	—	11,288
Stock-based compensation	—	—	14,786	—	—	14,786
Other comprehensive loss	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	(32,885)	(32,885)
Balance at December 31, 2020	48,251,819	1	499,964	(47)	(450,115)	49,803
Exercise of stock options	528,503	—	1,428	—	—	1,428
Issuance of common stock under the Employee Stock Purchase Plan	183,865	—	1,073	—	—	1,073
Issuance of common stock in follow-on offering, net of issuance cost	16,428,571	—	107,712	—	—	107,712
Stock-based compensation	—	—	13,167	—	—	13,167
Other comprehensive loss	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(83,609)	(83,609)
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)	$(533,724)	$89,379

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(83,609)	$(32,885)	$(102,238)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	146	146	146
Depreciation and amortization	2,560	2,427	2,459
Amortization of premium (accretion of discounts) on investments	272	(236)	(2,228)
Stock-based compensation expense	13,167	14,786	19,100
Non-cash lease expense	3,133	2,887	2,672
Issuance of common stock in connection with UCSB sublicense fee	—	—	1,602
Changes in operating assets and liabilities
Accounts receivable	8	(785)	84
Prepaid expenses and other current assets	2,811	81	2,074
Other assets	1,271	(157)	(640)
Accounts payable	(139)	(857)	(374)
Accrued liabilities, income tax payable and other long-term liabilities	7,558	(11,039)	(15,396)
Deferred revenue	(66,209)	30,891	(47,741)
Net cash (used in) provided by operating activities	$(119,031)	$5,259	$(140,480)
Cash flows from investing activities:
Purchases of property and equipment	(1,609)	(2,309)	(3,497)
Purchases of investments	(99,898)	(199,108)	(174,992)
Maturities of investments	123,996	182,699	258,190
Net cash provided by (used in) investing activities	$22,489	$(18,718)	$79,701
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	107,712	11,288	—
Proceeds from employee stock purchase plan and exercise of stock options	2,501	5,605	1,627
Net cash provided by financing activities	$110,213	$16,893	$1,627
Net increase (decrease) in cash, cash equivalents and restricted cash	13,671	3,434	(59,152)
Cash, cash equivalents and restricted cash, beginning of year	192,776	189,342	248,494
Cash, cash equivalents and restricted cash, end of year	$206,447	$192,776	$189,342

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—	$13,061

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$83	$122	$428
Right of use assets obtained in exchange for operating lease obligations	$—	$—	$28,054

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company dedicated to destroying cancer differently. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class antibody-based therapeutics created using its Probody® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique Probody technology platform is designed to enable “conditional activation” of antibody-based drugs in the tumor microenvironment while minimizing drug activity in healthy tissues and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

Customers and collaboration partners who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows:

	Revenue			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
	(in thousands)			(in thousands)
AbbVie Ireland Unlimited Company	$11,845	$38,192	$5,878	$—	$—
Amgen, Inc.	8,744	*	*	—	—
Astellas Pharma Inc.	19,365	13,931	—	790	798
Bristol Myers Squibb Company	29,619	39,630	47,740	—	—
Total revenue from customers who represent 10% or more of the Company's total revenue	$69,573	$91,753	$53,618	$790	$798

* Less than 10%

The Company’s customers are located in the United States of America, Ireland and Japan.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

Restricted Cash

Restricted cash represents a standby letter of credit issued pursuant to an office lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statement of cash flows:

	December 31
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$205,530	$191,859	$188,425
Restricted cash - non-current assets	917	917	917
Total	$206,447	$192,776	$189,342

Investments

All investments have been classified as available-for-sale (“AFS”) and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments that are required for use in current operations and that mature in less than 12 months are classified as short-term investments in the accompanying balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

Maintenance and repairs that do not extend the life or improve the asset are expensed when incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2021, 2020 and 2019.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There was no impairment of long-lived assets during the years ended December 31, 2021, 2020 and 2019.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

The Company’s collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract; instead, are included when the sales or usage occur.

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seagen Inc., formerly Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company is required to pay SGEN sublicense fees for certain milestone achievements and an annual maintenance fee. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s non-credit related unrealized gains and losses on investments and impact of adoption of new accounting pronouncements during the period represent the components of other comprehensive income (loss) that is excluded from the reported net loss.

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

CYTOMX THERAPEUTIC, INC.

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

Stock-based Compensation

The Company measures compensation expense for all stock-based payment awards, including employee stock options, restricted stock units ("RSUs"), and employee stock purchases related to Employee Stock Purchase Plan ("ESPP") based on estimated fair values of the award at the grant date, and recognizes compensation expense over the requisite service vesting period. Stock options forfeitures are accounted for in the period in which they occur.

To determine the fair value of a stock option award on the grant date, the Company uses the Black-Scholes option pricing model which consist of estimating variables such as: expected life, volatility, and risk-free interest rate. Expected life and volatility are estimated primarily from the Company's historical records, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. These estimates involve inherent uncertainties and the application of judgment.

The Company measures its restricted stock unit awards based on the market price of the Company’s common shares on the date of grant. Share-based compensation expense for performance-based awards is recognized when it becomes probable that the performance condition will be met. The Company reassesses the estimated probability at each reporting period, and if it is determined at a future date that a performance condition is probable of being achieved, the Company will recognize a cumulative catch-up adjustment and record the remaining expense ratably over the remaining requisite service period.

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2021, the Company continues to maintain a full valuation allowance against all of its deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to its historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options, RSUs and ESPP to purchase common stock	11,987,362	11,388,691	9,687,844

5. Fair Value Measurements and Investments

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	165,736	$—	$—	$—	$165,736
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	99,938	—	—	(242)	99,696
Total Securities		266,591	$—	$—	$(242)	$266,349

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$131,121	$—	$—	$—	$131,121
Restricted cash (money market funds)	Level I	917	—	—	—	917
U.S. Government bonds	Level I	124,254	—	6	—	124,260
Total securities		$256,292	$—	$6	$—	$256,298

No securities have contractual maturities of greater than twelve months.

As of December 31,2021, the unrealized loss on the Company’s investment in US Government bonds were caused by interest rate changes and were not attributable to credit losses. The remaining contractual terms of those investments are less than a year. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

6. Property and Equipment

Property and equipment, net consisted of the following:

	December 31
	2021	2020
	(in thousands)
Machinery and equipment	$15,086	$13,772
Computer equipment and software	1,608	1,600
Furniture and fixtures	1,054	1,024
Leasehold improvements	1,736	1,728
Construction in progress	308	252
	19,792	18,376
Less: accumulated depreciation and amortization	(13,832)	(11,426)
	$5,960	$6,950

Depreciation and amortization expense was $2.6 million, $2.4 million and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

7. Intangible Assets

The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization expense for the years ended December 31, 2021, 2020, and 2019 was $0.1 million, $0.1 million and $0.1 million, respectively.

	December 31,
	2021	2020
	(in thousands)
Probody platform intangible asset	$1,750	$1,750
Less accumulated amortization	(729)	(583)
	$1,021	$1,167

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Research and clinical expenses	$18,861	$10,092
Payroll and related expenses	9,576	8,362
Legal and professional expenses	1,468	815
Operating lease liabilities - short term	3,618	3,195
Other accrued expenses	713	595
Total	$34,236	$23,059

9. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partners:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
AbbVie	$11,845	$38,192	$5,878
Amgen	8,744	8,609	3,871
Astellas	19,365	13,931	—
Bristol Myers Squibb	29,619	39,630	47,740
Total revenue	$69,573	$100,362	$57,489

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and was eligible to initially receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales at percentages in the high teens to low twenties if the Company participates in the co-development of the CD71 conditionally activated ADC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 conditionally activated ADC. The Company’s share of later stage co-development costs for each CD71 conditionally activated ADC is capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In March 2020, the Company earned a $40.0 million milestone payment for satisfying the CD71 dose escalation success criteria under the CD71 Agreement. Inclusive of the 2017, 2018 and 2020 milestone payments, as of December 31, 2021, the Company has received in aggregate $100.0 million in milestone payments under the agreement.

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

The total transaction price for the Discovery Agreement and CD71 Agreement, collectively, upon adoption of ASC 606 on January 1, 2018 of $39.8 million consists of $30.0 million in upfront payments, and a $14.0 million milestone payment received under the CD71 Agreement (net of the payment of an associated sublicense fee of $1.0 million to SGEN), less $4.2 million of estimated sublicense fees. The upfront payments under the AbbVie Agreements were allocated between the two performance obligations based on the estimated relative standalone selling prices. The $30.0 million of upfront payments was allocated $20.0 million to the CD71 Agreement, with the remaining $10.0 million allocated to the Discovery Agreement. The $14.0 million milestone payment received (net of the payment of an associated sublicense fee of $1.0 million to SGEN) and the estimated sublicense fees of $4.2 million were allocated to the CD71 Agreement performance obligation as they are directly related to the development of the CX-2029.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

Therefore, of the $39.8 million total initial transaction price discussed above, the Company allocated $29.8 million to the CD71 Agreement performance obligation and recognized revenue using a cost-based input measure. In applying the cost-based input method, revenue is recognized based on actual FTE hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. During 2019, as a result of ongoing dose escalation in the continued development program, there was a change in estimate of the research service period as well as an increase in the projected FTE hours-to-completion. As of December 31, 2021, the research service period for the CD71 Agreement performance obligation was extended during the course of the arrangement from April 2021 to March 2023.

The remaining $10.0 million of the total initial transaction price of $39.8 million allocated to the Discovery Agreement performance obligation represents an obligation to continuously make the Company’s Probody therapeutic technology platform available to AbbVie. The $10.0 million was initially recognized on a straight-line basis over five years, which represented the estimated research service period for the first target, through April 2021 using the time-elapsed input method. During the fourth quarter of 2020, the Company extended the estimated research service period for this first target for an additional twelve months from April 2021 to April 2022.

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

The $40.0 million milestone payment earned in March 2020 for satisfying the CD71 dose escalation success criteria under the CD71 Agreement was unconstrained and included as part of the transaction price during the first quarter of 2020 and $26.6 million was recognized as revenue related to this milestone reflecting the percentage completed to-date on the project as of March 2020. The remainder is being recognized as revenue over the remaining estimated research service period through March 2023.

The Company determined that the remaining potential milestone payments of both agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of December 31, 2021.

As of December 31, 2021 and 2020, deferred revenue related to the CD71 Agreement performance obligation was $16.1 million and $25.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $5.2 million and $8.0 million, respectively.

Amgen, Inc.

On September 29, 2017, the Company and Amgen, Inc. (“Amgen”) entered into a Collaboration and License Agreement (the “Amgen Agreement”). Pursuant to the Amgen Agreement, the Company received an upfront payment of $40.0 million in October 2017. Concurrent with the Amgen Agreement, the Company and Amgen entered into a Share Purchase Agreement pursuant to which Amgen purchased 1,156,069 shares of the Company’s common stock at a price of $17.30 per share for total proceeds of $20.0 million.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The Company identified the following promised goods and services at the inception of the Amgen Agreement:

(1)
the research, development and commercialization license,
(2)
the research and development services for the EGFR Products and the Amgen Other Product, and
(3)
the obligation to participate in the joint steering committee (“JSC”) and the joint research committee (“JRC”).

For each of the EGFR Products and the Amgen Other Products, the Company determined that the respective promised goods and services identified are not distinct from the related research and development services. Therefore the identified promised goods and services were combined into one single performance obligation for each of the EGFR Product and the Amgen Other Products.

Furthermore, the Amgen Other Products are accounted for as a separate performance obligation from the EGFR Products as the nature of the services being performed is not the same and the value that Amgen can derive from one program is not dependent on the success of the other. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments were fully constrained due to the uncertainty in achieving them as of December 31, 2021.

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations. The transaction price of the EGFR Product performance obligation was recognized using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service period. At the end of the second quarter of 2019, the Company determined that it will undertake additional testing and assessment of the molecules being evaluated under the EGFR project. As a result, the estimated FTE hours-to-completion and research service period were increased to eight years. In the second quarter of 2020, the Company completed the clinical candidate characterization phase and has moved into the IND-enabling phase earlier than planned. As a result, the estimated FTE hours-to-completion and research service period were decreased from eight to approximately seven years.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation represents an obligation to continuously make the Probody therapeutic technology platform available to Amgen, which is recognized over the common measure of progress for the entire performance obligation over the estimated research service period of six years.

As of December 31, 2021 and 2020 deferred revenue related to the EGFR Products performance obligation was $21.8 million and $29.8 million, respectively. As of December 31, 2021 and 2020, deferred revenue related to the Amgen Other Products performance obligation was $1.4 million and $2.2 million, respectively.

Astellas Pharma Inc.

The Company and Astellas Pharma, Inc. (“Astellas”) entered into a Collaboration and License Agreement (the “Astellas Agreement”) on March 23, 2020, the effective date, to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology.

Under the terms of the Astellas Agreement, the Company granted Astellas an exclusive, worldwide right to develop and commercialize Probody therapeutics for up to four collaboration targets including one initial target and three additional targets (“Additional Targets”). In addition, Astellas has the right to expand the number of Additional Targets from three up to five (the “Expansion Option”) before the third anniversary of the effective date. Furthermore, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a product against such target, the Company may elect to participate in certain development costs and share in the profits generated in the United States with respect to such product (“Cost Share Option”). The Cost Share Option, if exercised, will also provide the option for the Company to co-commercialize such product in the United States. The Company does not consider the Cost Share Option as a performance obligation at the inception of the agreement as the participation is at the Company’s discretion.

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

The Company determined that the license and expertise related to the development of the product candidates should be combined with the research and development services and participation in the joint research committee as one combined performance obligation. The Company concluded, that at the inception of the agreement, Astellas’ Expansion Option for two Additional Targets were not material rights and therefore not considered performance obligations. As such, each option will be accounted for as a separate arrangement upon exercise.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

The initial transaction price of $90.0 million consists of the upfront fee of $80.0 million and research and development service fees of $10.0 million. The Company determined that all potential milestone payments are constrained as of December 31, 2021 due to the significant uncertainty of achievement.

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

As of December 31, 2021 and 2020, deferred revenue relating to the Astellas Agreement was $51.6 million and $67.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $0.8 million and $0.8 million as of December 31, 2021 and 2020, respectively.

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

The Company identified the following promised goods and services at the inception of the BMS Agreement:

(1)
the exclusive research, development and commercialization license;
(2)
the research and development services; and
(3)
the obligation to participate in the joint research committee.

The Company determined that the license, the Company’s research services and expertise related to the development of the product candidates should be combined with the research services and participation in the joint research committee as one combined performance obligation. Additionally, the Company considered whether the services performed for each of the two targets selected under the BMS Agreement should be considered as separate performance obligations and concluded that both targets should be accounted for as one combined stand-ready performance obligation.

The Company also concluded that, at the inception of the agreement, Bristol Myers Squibb’s options for the third and fourth targets were not material rights and not performance obligations. As such, each option was accounted for as a separate arrangement upon exercise.

The Company received an upfront payment of $50.0 million from Bristol Myers Squibb in July 2014. In January and December 2016, Bristol Myers Squibb exercised the option to select the third and fourth targets, and paid the Company $10.0 million and $15.0 million, respectively, pursuant to the terms of the BMS Agreement. In December 2016, Bristol Myers Squibb selected a clinical candidate pursuant to the BMS Agreement, which triggered a $2.0 million pre-clinical milestone payment to the Company. In November 2017, the Company recognized a $10.0 million milestone payment from Bristol Myers Squibb upon approval of the investigational new drug application for the CTLA-4-directed Probody therapeutic.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price on December 31, 2021.

As of December 31, 2021 and 2020, deferred revenue relating to the BMS Agreement was $98.8 million and $128.3 million, respectively.

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

In December 2019, the parties entered into a license agreement (the “ImmunoGen 2019 License”) pursuant to which the ImmunoGen Research Agreement (the ”ImmunoGen 2017 License”) for a target selected in December 2017, was terminated and ImmunoGen granted a license for all of ImmunoGen’s rights under the ImmunoGen 2017 License to the Company. See Note 10. License Agreement, for more information.

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

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the year ended December 31, 2021 (in thousands):

	Balance at 12/31/2020	Additions	Deductions	Balance at 12/31/2021
	(in thousands)
Contract liabilities:
Deferred revenue	$261,130	$-	$66,208	$194,922

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

The Company expects that the $194.9 million of deferred revenue related to the following contracts as of December 31, 2021 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $16.1 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized based on actual FTE effort and program progress until 2023.
•
The $0.2 million of deferred revenue related to the first target under the Discovery Agreement with AbbVie is expected to be recognized ratably until 2022.
•
The $5.0 million of deferred revenue related to the second target under the Discovery Agreement with AbbVie is expected to be recognized ratably until 2024.
•
The $21.8 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized based on actual FTE effort and program progress until 2024.
•
The $1.4 million of deferred revenue related to the Amgen Other Products is expected to be recognized ratably until 2023.
•
The $51.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized ratably until 2025.
•
The $98.8 million of deferred revenue related to the BMS Agreement is expected to be recognized ratably until 2025.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

During the years ended December 31, 2021, 2020, and 2019, the Company incurred sublicense expenses of $1.0 million, $9.1 million, and $4.3 million, respectively, under the provisions of the UCSB Agreement.

ImmunoGen

In December 2019, the Company entered into a License Agreement (the “ImmunoGen 2019 License”) with ImmunoGen, Inc. to obtain an exclusive license with respect to epithelial cell adhesion molecule (“EPCAM”). Under the ImmunoGen 2019 License, ImmunoGen agreed to transfer its know-how, patents, intellectual property rights, and technology transfer materials and information related to its EpCAM program. The license gives the Company the sole ability to develop, manufacture, use and commercialize any licensed product that incorporates, is comprised of, or otherwise derived from a Probody that targets EpCAM in any human therapeutic field on a worldwide basis. In exchange, the Company agreed to make non-refundable and non-creditable payments including an upfront license payment of $7.5 million and certain clinical development, approval and commercialization milestone payments, if achieved and royalties on product sales. The upfront license fee of $7.5 million was recorded as research and development expense in December 2019.

11. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020. Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020. On October 13, 2021, the Court granted the parties’ stipulation to stay all pending case deadlines except for certain matters. All case deadlines are stayed until the Court resolves the parties’ claim construction disputes. The Company believes that the lawsuit is without merit and intends to vigorously defend itself , and has not recorded any amount for claims associated with this lawsuit as of December 31, 2021.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

12. Leases

Operating Lease

In December 2015, the Company entered into a lease (the “2016 Lease”) of office and laboratory space located in South San Francisco, California for the Company’s corporate headquarters. The 2016 Lease has an initial term of ten years through 2026 and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the 2016 Lease.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company has recorded the $0.9 million of cash securing the Letter of Credit as non-current restricted cash on its balance sheet as of December 31, 2021 and 2020. Rent expense during the years ended December 31, 2021, 2020, and 2019 was $5.1 million, $5.1 million and $4.8 million, respectively.

Supplemental information related to leases are as follows:

	Year Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,129	$4,990

	December 31, 2021	December 31, 2020
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$19,362	$22,495
Current operating lease liabilities	3,618	3,195
Non-current operating lease liabilities	18,056	21,675
Total operating lease liabilities	$21,674	$24,870

Weighted-average remaining lease term (in years)
Operating lease	4.75	5.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

December 31, 2021
(in thousands)
Maturity of operating lease liabilities
2022	5,273
2023	5,420
2024	5,572
2025	5,729
2026 and beyond	4,387
Total lease payments	26,381
Less imputed interest	(4,707)
Present value of lease liabilities	$21,674

13. Common Stock

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The 2015 Plan

The 2015 Plan authorized the board of directors to grant incentive stock options, non-statutory stock options and RSUs to employees, directors, non-employee directors and consultants of the Company. Stock options under the 2015 Plan may be granted for periods of up to ten years. All stock options issued to date have had a 10-year life. Under the terms of the 2015 Plan, stock options may be granted at an exercise price not less than the estimated fair value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs may not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. To date, stock options granted under the 2015 Plan generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2021 and 2020, 2,276,341 shares and 2,698,798 shares of common stock, respectively, were available for future issuance under the 2015 Plan.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The initial number of shares of common stock available for future issuance under the 2019 Plan was 1,815,000. During 2021, the total number of shares of common stock available for issuance under the 2019 Plan has increased by 1,000,000 shares. As of December 31, 2021 and 2020, 486,234 shares and 204,600 shares, respectively, of common stock were available for future issuance under the 2019 Plan.

Activity under the Company’s stock option plans is set forth below:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2020	10,929,530	$10.77
Options granted	5,178,897	7.10
Options exercised	(528,503)	2.70
Options cancelled	(3,387,708)	11.26
Balances at December 31, 2021	12,192,216	9.42	7.5	$1,182
Options Exercisable—December 31, 2021	6,054,635	11.46	6.1	$1,155

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the quoted market price of the underlying common stock as of December 31, 2021.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2021, 2020, and 2019 was $2.2 million, $4.4 million, and $0.9 million, respectively.

The options granted in the years ended December 31, 2021, 2020, and 2019 had weighted-average per share grant-date fair values of $3.97, $3.94, and $7.03 respectively. As of December 31, 2021, the unrecognized compensation expense with respect to options granted was $23.6 million and is expected to be recognized over 2.9 years.

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

Time-based RSUs ("TRSU") and Performance-based RSUs ("PSU")

In October 2021, the Company granted 439,000 TRSUs as recognition awards to certain employees with an aggregated grant fair value of $2.3 million. 50% of the RSUs granted will vest at the end of the first year of the grant date and the remaining 50% will vest at the end of the second year provided the grantee continues to provide services to the Company. The Company recorded $0.2 million of stock-based compensation expense related to the TRSUs for the year end December 31, 2021.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

In conjunction with the TRSU grants, the Company also granted 435,000 performance-based RSUs (“PSUs”) as recognition awards to executive employees with an aggregated grant date fair value of $2.3 million. 50% of the PSUs granted will vest within one year of the grant date upon achievement of certain specific milestones and the remaining 50% will vest within two years of the grant date upon achievement of additional company objectives. As of December 31, 2021, the Company determined that it is not probable that the performance conditions will be satisfied and hence recorded no compensation cost for these awards as of and for the year ended December 31, 2021.

As of December 31, 2021, the unrecognized compensation expense with respect to the TRSUs was $2.1 million which is expected to be recognized over 1.6 years.

The fair value of RSUs, including time-based RSUs and performance-based RSUs is based on the market price of the Company's shares on the date of grant.

The following table summarizes the Company's RSU activities:

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
			(in thousands)	(in thousands)
Balances at December 31, 2020	—			$-
RSU's awarded	874,000			5.34
RSU's vested	—			-
RSU's cancelled	(5,750)			5.34
Balances at December 31, 2021	868,250	1.31	$3,760	5.34
Ending Exercisable—December 31, 2021	-	-	$-	$-

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 183,865 shares and 128,684 shares of common stock under the ESPP in 2021 and 2020, respectively.

Shares available for future purchase under the ESPP were 1,751,818 shares and 1,935,683 shares at December 31, 2021 and 2020, respectively. The compensation expense related to the ESPP was $0.4 million, $0.4 million, and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $0.2 million of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

Stock Based Compensation

Total stock-based compensation recorded related to options granted to employees and non-employees and employee stock purchase plan was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$5,797	$6,825	$9,226
General and administrative	7,370	7,961	9,874
Total stock-based compensation expense	$13,167	$14,786	$19,100

Stock-based compensation expense for employees was $13.1 million, $14.7 million, and $18.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

Stock-based compensation expense for non-employees was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Expected volatility	69.6% - 74.8%	64.4% - 73.3%	64.4% - 68.6%	46.87% - 69.58%	47.3% - 122.1%	60.8% - 71.9%
Risk-free interest rate	0.5% - 1.3%	0.2% - 1.3%	1.4% - 2.5%	0.04% - 0.10%	0.1% - 0.2%	1.6% - 2.4%
Dividend yield	— %	— %	— %	— %	— %	— %
Expected term (in years)	4.5 - 4.8	4.7 - 4.9	4.9 - 5.0	0.5	0.5	0.5

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

15. Income Taxes

The Company derives its income only from the United States. The components of the benefit from income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$(13,912)	$(390)
State	—	1	—
Total current	—	(13,911)	(390)
Deferred:
Federal	—	—	(37)
State	—	—	—
Total deferred	—	—	(37)
Benefit from income taxes	$—	$(13,911)	$(427)

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.1%	3.3%	1.3%
Stock compensation	(4.3)%	(2.2)%	(1.2)%
Tax credits	2.8%	11.0%	2.5%
Change in valuation allowance	(21.6)%	(31.2)%	(22.8)%
Net operating loss carryback	0.0%	27.9%	0.0%
Return to provision adjustment	0.0%	0.0%	(0.3)%
Other	0.0%	(0.1)%	(0.1)%
Total	0.0%	29.7%	0.4%

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2021	2020
Net operating loss carryforwards	$49,186	$37,099
Research and development credits	20,809	16,803
Lease liability	4,555	5,223
Intangible assets	3,804	3,923
Deferred revenue	41,291	38,832
Accrued liabilities	1,933	1,512
Stock-based compensation	7,480	8,578
Other	29	20
Total gross deferred income tax assets	129,087	111,990
Less: valuation allowance	(124,477)	(106,448)
Deferred tax assets, net of valuation allowance	4,610	5,542
Fixed assets	(253)	(433)
Right-of-use assets	(4,069)	(4,724)
Prepaid expenses	(288)	(385)
Deferred tax liabilities	(4,610)	(5,542)
Net deferred income tax liabilities	$—	$—

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

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2021, 2020 and 2019 was an increase(decrease) of $18.0 million, $(2.7) million, and $22.7 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $226.1 million and $24.2 million, respectively, as of December 31, 2021, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $160.5 million will carryforward indefinitely. The state net operating loss carryforwards will begin to expire in 2032, if not utilized.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

The Company also has federal and state research and development tax credits carryforwards of $19.1 million and $11.2 million, respectively, as of December 31, 2021 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits have no expiration date.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017 that resulted in 382 limitations. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations. The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced but limited the full use in 2018. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards. The Company reviewed its stock ownership for the year ended December 31, 2021 and concluded no ownership changes occurred in current year which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$6,454	$5,249	$3,756
Additions based on tax positions related to current year	1,326	1,205	1,403
Adjustment based on tax positions related to prior years	—	—	90
Balance at end of the year	$7,780	$6,454	$5,249

Of the unrecognized tax benefits as of December 31, 2021, 2020 and 2019, approximately $0, $0, and $0.9 million, respectively, would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2021, 2020 and 2019.

The Company files income tax returns in the U.S. federal and state jurisdictions. The tax years 2010 to 2020 remains open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2021, the Company is under examination by the State of California.

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2021, 2020 and 2019, the Company made contributions to the plan of $0.9 million, $0.8 million, and $0.8 million, respectively.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/2020	1.1

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.3(d)#	Form of 2015 Plan Restricted Share Unit Award Grant Notice and Agreement				X

10.4(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.4(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

10.5#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.8#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D. dated as of September 23, 2019.	10-Q	11/7/2019	10.5

10.9	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Carlos Campoy dated as of March 9, 2020.	10-Q	5/7/2020	10.3

10.10#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.11#	Amended and Restated Severance and Change of Control Agreement effective as of October 14, 2019, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/7/2019	10.6

10.12#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	5/9/2019	10.2

10.13††	Severance and Change of Control Agreement effective as of February 3, 2020, by and between CytomX Therapeutics, Inc. and Alison Hannah, M.D.	10-K	2/27/2020	10.32

10.14#	Severance and Change of Control Agreement dated March 23, 2020, by and between CytomX Therapeutics, Inc. and Carlos Campoy.	10-Q	5/7/2020	10.1

10.15	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.16(a)	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.16(b)††	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.17†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between CytomX Therapeutics, Inc. and Pfizer, Inc.	10-Q	11/5/2020	10.1

10.18(a)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol Myers Squibb Company.	10Q	11/5/2020	10.2

10.18(b)†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol Myers Squibb.	10-Q	5/5/2017	10.1

10.18(c)†	Amendment No 2 to Collaboration and License Agreement, as amended, dated March 17, 2017, by and between the Company and Bristol Myers Squibb, effective as of February 22, 2021.	10-Q	5/6/2021	10.2

10.19(a)†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.19(b)†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1

10.19(c)†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of March 31, 2017.	10-Q	11/6/2018	10.2

10.19(d)†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of January 3, 2018.	10-Q	11/6/2018	10.3

10.19(e)†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.	10-Q	8/7/2019	10.1

10.20(a)††	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.20(b)†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.20(c)††	Amendment No. 2 to the Collaboration and License Agreement, dated as of October 27, 2021, by and between CytomX Therapeutics, Inc. and Amgen, Inc.				X

10.21††	Collaboration and License Agreement dated as of March 23, 2020, by and between CytomX Therapeutics, Inc. and Astellas Pharma Inc.	10-Q	5/7/2020	10.4

10.22(a)†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.22(b)†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.5

10.22(c)†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.	10-Q	11/6/2018	10.6

10.23†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.24#††	Consulting Agreement effective as of December 14, 2020, by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh.	10-K	2/24/2021	10.24

10.25#	Retirement Agreement by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh, dated as of December 1, 2020.	10-K	2/24/2021	10.25

10.26#	Consulting Agreement, effective as of April 1, 2021, by and between CytomX Therapeutics, Inc. and Dr. Charles Fuchs.	10-Q	5/6/2021	10.3

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: March 1, 2022	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Christopher W. Ogden
	Name:	Christopher W. Ogden
	Title:	Vice President, Finance and Accounting (Principal Accounting Officer)

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

/s/ Sean A. McCarthy	Chief Executive Officer and Director	March 1, 2022
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Matthew P. Young	Director	March 1, 2022
Matthew P. Young

/s/ Alan Ashworth	Director	March 1, 2022
Alan Ashworth, Ph.D. FRS

/s/ Frederick W. Gluck	Director	March 1, 2022
Frederick W. Gluck

/s/ John A. Scarlett	Director	March 1, 2022
John A. Scarlett, M.D.

/s/ Elaine V. Jones	Director	March 1, 2022
Elaine V. Jones, Ph.D.

/s/ James R. Meyers	Director	March 1, 2022
James R. Meyers

/s/ Mani Mohindru	Director	March 1, 2022
Mani Mohindru, Ph.D.

/s/ Halley E. Gilbert	Director	March 1, 2022
Halley E. Gilbert