Form 10-Q
period 2022-03-31
CytomX Therapeutics, Inc.
filed 2022-05-05
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 29, 2022, the registrant had 65,398,355 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

•
our financial performance; and

•
developments relating to our competitors or our industry or to international conflict and uncertainties.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$163,488	$205,530
Short-term investments	99,042	99,696
Accounts receivable	1,016	790
Prepaid expenses and other current assets	4,898	4,285
Total current assets	268,444	310,301
Property and equipment, net	6,093	5,960
Intangible assets, net	984	1,021
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	18,536	19,362
Other assets	902	901
Total assets	$296,825	$339,411
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,721	$2,818
Accrued liabilities	31,032	34,236
Deferred revenue, current portion	70,013	69,262
Total current liabilities	102,766	106,316
Deferred revenue, net of current portion	108,788	125,660
Operating lease liabilities - long term	17,077	18,056
Total liabilities	228,631	250,032
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized and 65,398,355 and 65,392,758 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	626,721	623,344
Accumulated other comprehensive loss	(919)	(242)
Accumulated deficit	(557,609)	(533,724)
Total stockholders' equity	68,194	89,379
Total liabilities and stockholders' equity	$296,825	$339,411

__________________

(1)
The condensed balance sheet as of December 31, 2021 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$17,136	$15,971
Operating expenses:
Research and development	30,559	22,371
General and administrative	10,543	9,227
Total operating expenses	41,102	31,598
Loss from operations	(23,966)	(15,627)
Interest income	68	68
Other income, net	13	5
Net loss	(23,885)	(15,554)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(677)	4
Comprehensive loss	$(24,562)	$(15,550)

Net loss per share:
Basic and diluted net loss per share	$(0.37)	$(0.26)
Shares used in computing basic and diluted net loss per share	65,393,691	60,968,111

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)	$(533,724)	$89,379
Exercise of stock options	5,597	-	7	-	-	7
Stock-based compensation	-	-	3,370	-	-	3,370
Other comprehensive loss	-	-	-	(677)	-	(677)
Net loss	-	-	-	-	(23,885)	(23,885)
Balance at March 31, 2022	65,398,355	$1	$626,721	$(919)	$(557,609)	$68,194

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)	$(450,115)	$49,803
Issuance of common stock in follow-on offering, net of issuance costs	16,428,571	-	107,712	-	-	107,712
Exercise of stock options	322,507	-	1,023	-	-	1,023
Stock-based compensation	-	-	3,034	-	-	3,034
Other comprehensive income	-	-	-	4	-	4
Net loss	-	-	-	-	(15,554)	(15,554)
Balance at March 31, 2021	65,002,897	$1	$611,733	$(43)	$(465,669)	$146,022

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,885)	$(15,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	37	36
Depreciation and amortization	565	638
Amortization of premium (accretion of discounts) on investments	(17)	141
Stock-based compensation expense	3,370	3,034
Non-cash lease expense	826	759
Changes in operating assets and liabilities
Accounts receivable	(232)	42
Prepaid expenses and other current assets	(613)	1,640
Other assets	(1)	(74)
Accounts payable	(1,060)	(292)
Accrued liabilities and other long-term liabilities	(4,182)	(5,096)
Deferred revenue	(16,121)	(15,214)
Net cash used in operating activities	(41,313)	(29,940)
Cash flows from investing activities:
Purchases of property and equipment	(736)	(982)
Maturities of short-term investments	-	59,994
Net cash (used in) provided by investing activities	(736)	59,012
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	107,712
Proceeds from exercise of stock options	7	1,023
Net cash provided by financing activities	7	108,735
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,042)	137,807
Cash, cash equivalents and restricted cash, beginning of period	206,447	192,776
Cash, cash equivalents and restricted cash, end of period	$164,405	$330,583

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

The condensed results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$163,488	$205,530	$329,666	$191,859
Restricted cash - non-current assets	917	917	917	917
Total	$164,405	$206,447	$330,583	$192,776

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Options, RSUs and ESPP to purchase common stock	14,545,414	11,554,985

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		March 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$125,731	$—	$—	$125,731
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	99,961	—	(919)	99,042
Total securities		$226,609	$—	$(919)	$225,690

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$165,736	$—	$—	$165,736
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	99,938	—	(242)	99,696
Total securities		$266,591	$—	$(242)	$266,349

No securities have contractual maturities of greater than twelve months.

As of March 31, 2022, the unrealized losses on the Company’s investment in US Government bonds were caused by interest rate changes and were not attributable to credit losses. The remaining contractual terms of those investments are less than a year. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Research and clinical expenses	$18,307	$18,861
Payroll and related expenses	5,824	9,576
Legal and professional expenses	2,228	1,468
Operating lease liabilities - short term	3,730	3,618
Other accrued expenses	943	713
Total	$31,032	$34,236

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
AbbVie	$2,427	$1,228
Amgen	2,288	2,582
Astellas	5,016	4,756
Bristol Myers Squibb	7,405	7,405
Total revenue	$17,136	$15,971

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

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and was eligible to initially receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales at percentages in the high teens to low twenties if the Company participates in the co-development of the CD71 conditionally activated ADC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 conditionally activated ADC. The Company’s share of later stage co-development costs for each CD71 conditionally activated ADC is capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. Inclusive of payments received in 2017, 2018 and 2020, as of March 31, 2022, the Company has received $100.0 million in milestone payments under the CD71 Agreement.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

in the high single to low teens from commercial sales of any resulting conditionally activated ADCs. The second target was selected under the Discovery Agreement that allows AbbVie to select a target for developing a conditionally activated ADC or a Probody.

The Company determined that the remaining potential milestone payments of both agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, deferred revenue related to the CD71 Agreement performance obligation was $14.3 million and $16.1 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $4.6 million and $5.2 million, respectively.

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

At the initiation of the collaboration, CytomX had the option to select, from programs specified in the Amgen Agreement, an existing preclinical stage T-cell engaging bispecific product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program. CytomX is responsible, at its expense, for converting this program to a conditionally activated T-cell engaging bispecific product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties. In January 2022, the IND for the EGFR product (CX-904) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”).

As of March 31, 2022 and December 31, 2021, deferred revenue related to the EGFR Products performance obligation was $19.8 million and $21.8 million, respectively. As of March 31, 2022 and December 31, 2021, deferred revenue related to the Amgen Other Products performance obligation was $1.2 million and $1.4 million, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

As of March 31, 2022 and December 31, 2021, deferred revenue relating to the Astellas Agreement was $47.6 million and $51.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.0 million and $0.8 million as of March 31, 2022 and 2021, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The initial transaction price for the BMS Agreement and Amendment 1, collectively, was $272.8 million consisting of the upfront fees of $250.0 million, research and development service fees of $10.8 million and milestone payments received of $12.0 million upon the adoption of ASC 606 on January 1, 2018. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price upon the adoption of ASC 606 on January 1, 2018. The BMS Agreement represents an obligation to continuously make the Probody therapeutic technology platform available to Bristol Myers Squibb. Therefore, the initial transaction price is recognized over the estimated research service period, which ends on April 25, 2025.

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

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and are not included in the transaction price as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, deferred revenue relating to the BMS Agreement was $91.3 million and $98.8 million, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the three months ended March 31, 2022:

	Balance at 12/31/2021	Additions	Deductions	Balance at 3/31/2022
	(in thousands)
Contract liabilities:
Deferred revenue	$194,922	$—	$16,121	$178,801

The Company expects that the $178.8 million of deferred revenue related to the following contracts as of March 31, 2022 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $14.3 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized based on actual FTE effort and program progress until 2023.
•
The $0.1 million of deferred revenue related to the first target under the Discovery Agreement with AbbVie is expected to be recognized ratably until the second quarter of 2022.
•
The $4.5 million of deferred revenue related to the second target under the Discovery Agreement with AbbVie is expected to be recognized ratably until 2024.
•
The $19.8 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized based on actual FTE effort and program progress until 2024.
•
The $1.2 million of deferred revenue related to the Amgen Other Products is expected to be recognized ratably until 2023.
•
The $47.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized ratably until 2025.
•
The $91.3 million of deferred revenue related to the BMS Agreement is expected to be recognized ratably until 2025.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

7. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the three months ended March 31, 2022 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2021	12,192,216	$9.42
Options granted	2,556,118	4.09
Options exercised	(5,597)	1.36
Option forfeited/expired	(432,428)	9.79
Balance at March 31, 2022	14,310,309	$8.46

The Company recorded $2.9 million of stock-based compensation expense related to the stock option plans for both the three months end March 31, 2022 and 2021.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the three months ended March 31, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	433,250	$5.34
RSU's awarded	586,210	4.13
RSU's vested	—	-
RSU's cancelled	(36,999)	5.10
Balance at March 31, 2022	982,461	$4.63

The Company recorded $0.3 million and $0 of stock-based compensation expense related to the TRSUs for the three months end March 31, 2022 and 2021, respectively.

Performance-based RSUs ("PSUs")

In October 2021, the Company granted 435,000 PSUs as recognition awards to executive employees with an aggregated grant date fair value of $2.3 million. 50% of the PSUs granted will vest within one year of the grant date upon achievement of certain specific milestones and the remaining 50% will vest within two years of the grant date upon achievement of additional company objectives.

Activities for the Company’s PSUs for the three months ended March 31, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	435,000	$5.34
PSU's awarded	—	-
PSU's vested	—	-
PSU's cancelled	(15,000)	5.34
Balance at March 31, 2022	420,000	$5.34

As of March 31, 2022, the Company determined that it is not probable that the performance conditions will be satisfied and hence recorded no compensation cost for these awards as of and for the three months ended March 31, 2022.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Stock-based Compensation

Total stock-based compensation recorded related to options, time-based RSUs and the ESPP was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Stock-based compensation expense:
Research and development	$1,605	$1,337
General and administrative	1,765	1,697
Total stock-based compensation expense	$3,370	$3,034

8. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020. Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020. On October 13, 2021, the Court granted the parties’ stipulation to stay all pending case deadlines except for certain matters. All case deadlines are stayed until the Court resolves the parties’ claim construction disputes. The Company believes that the lawsuit is without merit and intends to vigorously defend itself, and has not recorded any amount for claims associated with this lawsuit as of March 31, 2022.

9. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of March 31, 2022 and December 31, 2021.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The Company is currently under examination by the state of California for the years 2017 and 2018. The examination contests the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements. As of the date of this filing, the state of California has not proposed adjustments to the tax returns. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved or reasonably estimate the potential impact should the tax position be revised. Based on the Company's current expectations and understanding of the reasonably possible outcomes, the Company does not anticipate that the resolution of this matter would result in a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

Our proprietary, unique and versatile Probody technology platform is designed to enable conditional activation of biologic therapeutic candidates within the tumor microenvironment, while minimizing drug activity in healthy tissues and circulation. Our industry-leading platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often poorly regulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our Probody therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor. We believe this innovative approach has the potential to improve cancer treatment in three ways:

1.
Allowing the pursuit of high potential targets that were previously considered “undruggable” due to their ubiquitous expression on healthy tissues;
2.
Enhancing an experimental treatment’s “therapeutic window,” the balance between tolerability and anti-tumor activity; and
3.
Enabling the development of new combination therapies, including immunotherapies, by improving tolerability.

We are employing our conditional activation platform technology to address some of the biggest challenges in cancer therapy development today. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening solid tumor opportunities for T-cell engaging bispecific antibodies (“TCBs”), and increasing the therapeutic window for immune modulators such as cytokines and checkpoint inhibitors (“CPIs”).

Our robust portfolio of differentiated, experimental treatments includes the wholly-owned, praluzatamab ravtansine (CX-2009) and the AbbVie-partnered CX-2029, two conditionally activated ADCs directed toward the previously undruggable targets CD166 and CD71, respectively. These cancer targets were considered inaccessible to conventional ADCs due to their ubiquitous expression in many healthy tissues, but we believe they are potentially addressable with our Probody technology. Having demonstrated favorable tolerability and encouraging anti-tumor activity in separate dose-escalation Phase 1 studies, praluzatamab ravtansine and CX-2029 are currently in Phase 2 clinical studies.

Praluzatamab ravtansine is currently being evaluated in a three-arm study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B are examining praluzatamab ravtansine monotherapy in patients with hormone receptor-positive (“HR+”)/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C is studying praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. We expect to enroll approximately 40 efficacy-evaluable patients in each arm of the study. Patient enrollment has been completed in Arm A while Arms B and C of the study are ongoing. Initial data for Arms A and B are expected in the second half of 2022.

For CX-2029, our CD71-directed ADC is being evaluated as monotherapy in a four-cohort Phase 2 expansion study designed to enroll twenty-five efficacy evaluable patients per cohort in the following malignancies: squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma. Preliminary data from the sqNSCLC and HNSCC cohorts were disclosed in December 2021 and showed encouraging activity in patients with sqNSCLC. Patient enrollment has been completed in the squamous non-small cell lung cancer cohort. The study remains open for enrollment in the esophageal and gastro-esophageal junction cancers cohort, and the diffuse large B-cell lymphoma cohort. Data updates for the squamous non-small cell lung cancer cohort are expected in the second half of 2022.

Our strong clinical pipeline also includes cancer immunotherapeutic candidates against validated targets such as CTLA-4. Our partner, Bristol Myers Squibb, is conducting a randomized Phase 2 study evaluating BMS-986249, a Probody version of the CTLA-4-targeting antibody, ipilimumab, in combination with the anti-PD-1 antibody, nivolumab, in patients with metastatic melanoma. In addition, BMS-986249 is being studied in combination with nivolumab in three additional indications: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer and advanced TNBC. Bristol Myers Squibb also continues to evaluate BMS-986288, a Probody version of non-fucosylated ipilimumab, as monotherapy or in combination with nivolumab in a Phase 1 clinical study.

Underscoring our commitment to destroying cancer differently, we have recently introduced a third treatment modality into the clinic from our Probody platform, reinforcing our leadership in the field of conditional activation of biologic therapeutics. As part of our partnership with Amgen, we are advancing CX-904, a conditionally activated TCB candidate against the epidermal growth factor receptor (“EGFR”) on tumor cells and CD3 on T cells. Our investigational new drug application (“IND”) for CX-904 was allowed to proceed by the FDA in January 2022 and we initiated the Phase 1 study start-up activities to evaluate CX-904 as a treatment for patients with advanced solid tumors.

In preclinical studies, we are advancing a conditionally activated cytokine program that includes a locally activatable form of interferon-alpha-2b, and a conditionally activated ADC program directed toward the epithelial cell adhesion molecule (“EpCAM”), a widely expressed tumor antigen. We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional TCBs, reflecting the versatility of our Probody platform.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $23.9 million for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $557.6 million and $533.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Impact of COVID-19

In December 2019, a strain of novel coronavirus-caused disease (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China and in March 2020 the World Health Organization declared the outbreak a pandemic. There continues to be uncertainty as to the extent and duration of the COVID-19 pandemic including the emergence and impact of new variants.

The COVID-19 pandemic continues to impact our ongoing operations, including clinical trials. Any preventative or protective actions that we, our collaboration partners or others have taken, or may take, in respect of the virus may result in further disruption for our clinical trials, including clinical trials for praluzatamab ravtansine, CX-2029 and CX-904, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Currently, it is not possible to predict how long the pandemic will last or the extent or degree of its ongoing impact on economic activity, and our business. We do not know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted below, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

Uncertain Tax Position

We file income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. We are currently under examination by the state of California for the years 2017 and 2018. The examination contests our tax position on revenue apportionment for upfront and milestone payments resulting from our collaboration and licensing agreements. As of the date of this filing, the state of California has not proposed adjustments to the tax returns. Due to the ongoing nature of the examination and discussions with the state of California, we are unable to estimate a date by which this matter will be resolved or reasonably estimate the potential impact should the tax position be revised. Based on our current expectations and understanding of the reasonably possible outcomes, we do not anticipate that the resolution of this matter would result in a material impact on our financial position or results of operations.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
AbbVie	$2,427	$1,228	$1,199
Amgen	2,288	2,582	(294)
Astellas	5,016	4,756	260
Bristol Myers Squibb	7,405	7,405	—
Total revenue	$17,136	$15,971	$1,165

The increase in revenue of $1.2 million for the three months ended March 31, 2022 compared to the corresponding period of 2021 was primarily due to the CD71 Co-Development and Licensing Agreement with AbbVie based on a higher percentage of project completion in the first quarter of 2022.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
External costs incurred by product candidate (target):
Praluzatamab ravtansine, CX-2009 (CD166)	$4,873	$3,052	$1,821
CX-2029 (CD71)	2,078	1,538	540
Pacmilimab, CX-072 (PD-L1)	-	(202)	202
CX-904	667	481	186
Other wholly owned and partnered programs	3,463	1,272	2,191
General research and development expenses	4,251	3,714	537
	15,332	9,855	5,477
Internal Costs	15,227	12,516	2,711
Total research and development expenses	$30,559	$22,371	$8,188

The increase in research and development expenses for the three months ended March 31, 2022 compared to the corresponding period of 2021 was primarily attributable to the increase in laboratory contract services driven by an increase in manufacturing and development activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
General and administrative expenses	$10,543	$9,227	$1,316

General and administrative expenses increased by $1.3 million for the three months ended March 31, 2022 compared to the corresponding period of 2021 primarily due to an increase in personnel related expenses as well as professional expenses driven by patent related legal expenses and other outside consulting services.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2022, we had cash, cash equivalents and investments of $262.5 million and an accumulated deficit of $557.6 million, compared to cash, cash equivalents and investments of $305.2 million and an accumulated deficit of $533.7 million as of December 31, 2021. In January and February 2021, in an underwritten public offering of our common stock, we raised an aggregate net proceeds of approximately $107.7 million. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(41,313)	$(29,940)
Net cash (used in) provided by investing activities	(736)	59,012
Net cash provided by financing activities	7	108,735
Net increase (decrease) in cash, cash equivalents and restricted cash	$(42,042)	$137,807

Cash Flows from Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $41.3 million, which consisted of a net loss of $23.9 million, adjusted by non-cash charges of $4.8 million and a net decrease of $22.2 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $3.4 million in stock-based compensation, $0.8 million in non-cash lease expense and $0.6 million in depreciation and amortization.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $16.1 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $5.2 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments and an increase in research and clinical expenses; and
•
a decrease of $0.9 million in cash flows from accounts receivable and prepaid and other current assets primarily due to increased advance payments to our third party manufacturing vendors and timing of payments.

During the three months ended March 31, 2021, cash used in operating activities was $29.9 million, which consisted of a net loss of $15.6 million, adjusted by non-cash charges of $4.6 million and a net decrease of $18.9 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $3.0 million in stock-based compensation, $0.8 million in non-cash lease expense and $0.7 million in depreciation and amortization.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $0.7 million of capital expenditures used to purchase property and equipment.

During the three months ended March 31, 2021, cash provided by investing activities was $59.0 million, which consisted of $60.0 million in proceeds received upon the maturity of marketable securities, partially offset by $1.0 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities consisted of $7,000 of proceeds from the exercise of stock options.

During the three months ended March 31, 2021, cash provided by financing activities consisted of $107.7 million of net proceeds from the follow-on public offering during the quarter and $1.0 million of proceeds from the exercise of stock options.

Contractual Obligations

During the three months ended March 31, 2022, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $262.5 million and $305.2 million as of March 31, 2022 and December 31, 2021, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of March 31, 2022, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then,COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites, including for praluzatamab ravtansine (CX-2009). As COVID-19 and its variants continue to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for praluzatamab ravtansine, CX-2029, CX-904 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

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

Furthermore, the COVID-19 pandemic and government limitations on activities may continue to impact our ability to conduct research, including limiting our ability to obtain research materials and equipment, limiting access to our laboratories to conduct research, limiting the ability or willingness of employees to work at our facilities and limiting our ability to complete research and experiments in a timely basis or at all. In March 2020 we initiated a mandatory work-from-home program, limiting onsite activity to a substantially reduced level of laboratory research activities. Although we have gradually increased levels of such laboratory research activities, we continue to operate in a hybrid, work-from-home environment and there can be no assurance that we will be able to continue to increase or maintain current levels of such activity. Furthermore, in March 2022, China implemented additional regional lockdowns which continue to impact our ability to obtain some research materials on a timely basis. The COVID-19 pandemic and government limitations could further impact our ability to conduct business generally, including making timely payments, filing timely governmental and other business reports and filings, and otherwise comply with our obligations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $557.6 million and $533.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2022, we had $262.5 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our planned operations at least for the next twelve months from the date the financial statements included in this report are issued. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For example, we expect our monthly spending to increase substantially as we enroll patients in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as monotherapy or in combination with pacmilimab (CX-072) in patients with breast cancer, as we enroll patients in our Phase 2 expansion trial of CX-2029, and as we enroll patients in our Phase 1 clinical trial of CX-904. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partner’s product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of clinical trials for programs beyond praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab and CX-904 is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for these or other product candidates, including CX-2043, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates, including CX-2043. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates (e.g., praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072) and CX-904). There can be no assurance that unexpected adverse events will not occur in our ongoing trials or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

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

We believe that the FDA and foreign regulatory authorities have limited experience with conditionally activated therapeutics in oncology, such experience primarily coming from praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab. We believe that such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory clearance of Probody-based therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our Probody technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe and South Korea. While we generally conduct our clinical trials solely or partially in the U.S., to the extent that clinical trials are conducted outside of the U.S., the FDA may have certain additional requirements. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Harpoon Therapeutics, Revitope, Roche, Seagen, Takeda, Werewolf Therapeutics, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our Probody platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, Daiichi Sankyo, Gilead, ImmunoGen, Merck & Co., Mersana Therapeutics, Pfizer, Roche Holding Ltd. Seagen and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

For example, in March 2022, Russia adopted a decree allowing local companies and individuals to use inventions from certain countries designated as “unfriendly”, including the U.S. Further, under current U.S. currency restrictions on payments to entities in Russia, we may be unable in the future to pay for the prosecution of patent applications or the maintenance of existing patents in Russia. As a result of these actions, we may not be able to protect our technology from unlicensed use in Russia.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $1.71 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 45% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

The ongoing armed conflict between Russia and Ukraine could adversely affect our business, financial condition, and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact, and outcome of this ongoing military conflict is highly unpredictable, and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to substantial expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including, among others:

•
blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;
•
blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involved in Russian military activities; and
•
blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets, and bans on various Russian imports.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations. We have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

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

CytomX Therapeutics, Inc.

Date: May 5, 2022	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Carlos Campoy
Carlos Campoy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)