Form 10-Q
period 2022-06-30
CytomX Therapeutics, Inc.
filed 2022-08-04
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of July 29, 2022, the registrant had 65,950,242 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•
the extent to which the COVID-19 or any future pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, which include ongoing site initiation and patient enrollment, manufacturing and financial condition;

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

•
our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our estimate of cash flow savings as a result of our recently announced restructuring plan;

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$129,290	$205,530
Short-term investments	98,875	99,696
Accounts receivable	1,014	790
Prepaid expenses and other current assets	3,591	4,285
Total current assets	232,770	310,301
Property and equipment, net	5,915	5,960
Intangible assets, net	948	1,021
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	17,692	19,362
Other assets	895	901
Total assets	$260,086	$339,411
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,920	$2,818
Accrued liabilities	31,732	34,236
Deferred revenue, current portion	65,787	69,262
Total current liabilities	99,439	106,316
Deferred revenue, net of current portion	95,863	125,660
Operating lease liabilities - long term	16,076	18,056
Total liabilities	211,378	250,032
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized and 65,756,492 and 65,392,758 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	631,662	623,344
Accumulated other comprehensive loss	(1,162)	(242)
Accumulated deficit	(581,793)	(533,724)
Total stockholders' equity	48,708	89,379
Total liabilities and stockholders' equity	$260,086	$339,411

__________________

(1)
The condensed balance sheet as of December 31, 2021 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$18,165	$16,288	$35,302	$32,259
Operating expenses:
Research and development	31,159	26,100	61,718	48,472
General and administrative	11,748	9,393	22,292	18,619
Total operating expenses	42,907	35,493	84,010	67,091
Loss from operations	(24,742)	(19,205)	(48,708)	(34,832)
Interest income	262	44	330	112
Other income (expense), net	296	(82)	309	(77)
Net loss	$(24,184)	$(19,243)	$(48,069)	$(34,797)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax	(243)	58	(920)	62
Comprehensive loss	$(24,427)	$(19,185)	$(48,989)	$(34,735)

Net loss per share:
Basic and diluted net loss per share	$(0.37)	$(0.30)	$(0.73)	$(0.55)
Shares used in computing basic and diluted net loss per share	65,542,762	65,055,998	65,468,638	63,023,349

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)	$(533,724)	$89,379
Exercise of stock options	5,597	-	7	-	-	7
Stock-based compensation	-	-	3,370	-	-	3,370
Other comprehensive loss	-	-	-	(677)	-	(677)
Net loss	-	-	-	-	(23,885)	(23,885)
Balance at March 31, 2022	65,398,355	1	626,721	(919)	(557,609)	68,194
Exercise of stock options	95,393	-	91	-	-	91
Issuance of common stock under the ESPP	262,744	-	360	-	-	360
Stock-based compensation	-	-	4,490	-	-	4,490
Other comprehensive loss	-	-	-	(243)	-	(243)
Net loss	-	-	-	-	(24,184)	(24,184)
Balance at June 30, 2022	65,756,492	$1	$631,662	$(1,162)	$(581,793)	$48,708

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)	$(450,115)	$49,803
Issuance of common stock in follow-on offering, net of issuance costs	16,428,571	-	107,712	-	-	107,712
Exercise of stock options	322,507	-	1,023	-	-	1,023
Stock-based compensation	-	-	3,034	-	-	3,034
Other comprehensive income	-	-	-	4	-	4
Net loss	-	-	-	-	(15,554)	(15,554)
Balance at March 31, 2021	65,002,897	1	611,733	(43)	(465,669)	146,022
Exercise of stock options	68,971	-	173	-	-	173
Issuance of common stock under the ESPP	85,135	-	518	-	-	518
Stock-based compensation	-	-	3,425	-	-	3,425
Other comprehensive income	-	-	-	58	-	58
Net loss	-	-	-	-	(19,243)	(19,243)
Balance at June 30, 2021	65,157,003	$1	$615,849	$15	$(484,912)	$130,953

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,069)	$(34,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	73	73
Depreciation and amortization	1,139	1,278
Amortization of premium (accretion of discounts) on investments	(33)	281
Stock-based compensation expense	7,860	6,459
Non-cash lease expense	1,670	1,534
Changes in operating assets and liabilities
Accounts receivable	(290)	(133)
Prepaid expenses and other current assets	694	3,199
Other assets	6	1,271
Accounts payable	(844)	(1,173)
Accrued liabilities and other long-term liabilities	(4,484)	(5,559)
Deferred revenue	(33,272)	(30,572)
Net cash used in operating activities	(75,550)	(58,139)
Cash flows from investing activities:
Purchases of property and equipment	(1,148)	(1,096)
Purchases of investments	-	(99,898)
Maturities of investments	-	113,994
Net cash provided by (used in) investing activities	(1,148)	13,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	107,712
Proceeds from employee stock purchase plan and exercise of stock options	458	1,714
Net cash provided by financing activities	458	109,426
Net increase (decrease) in cash, cash equivalents and restricted cash	(76,240)	64,287
Cash, cash equivalents and restricted cash, beginning of period	206,447	192,776
Cash, cash equivalents and restricted cash, end of period	$130,207	$257,063

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$29	$54

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

The condensed results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$129,290	$205,530	$256,146	$191,859
Restricted cash - non-current assets	917	917	917	917
Total	$130,207	$206,447	$257,063	$192,776

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Options, RSUs and ESPP to purchase common stock	15,226,820	12,117,149	14,888,352	11,837,707

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$75,878	$—	$—	$75,878
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	100,037	—	(1,162)	98,875
Total		$176,832	$—	$(1,162)	$175,670

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$165,736	$—	$—	$165,736
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Government bonds	Level I	99,938	—	(242)	99,696
Total		$266,591	$—	$(242)	$266,349

No securities have contractual maturities of greater than twelve months.

As of June 30, 2022, the unrealized losses on the Company’s investment in US Government bonds were caused by interest rate changes and were not attributable to credit losses. The remaining contractual terms of those investments are less than a year. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Research and clinical expenses	$18,377	$18,861
Payroll and related expenses	7,109	9,576
Legal and professional expenses	2,259	1,468
Operating lease liabilities - short term	3,845	3,618
Other accrued expenses	142	713
Total	$31,732	$34,236

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
AbbVie	$5,377	$2,078	$7,804	$3,306
Amgen	369	1,874	2,657	4,456
Astellas	5,014	4,931	10,031	9,687
Bristol Myers Squibb	7,405	7,405	14,810	14,810
Total revenue	$18,165	$16,288	$35,302	$32,259

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

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and was eligible to initially receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales at percentages in the high teens to low twenties if the Company participates in the co-development of the CD71 conditionally activated ADC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 conditionally activated ADC. The Company’s share of later stage co-development costs for each CD71 conditionally activated ADC is capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. Inclusive of payments received in 2017, 2018 and 2020, as of June 30, 2022, the Company has received $100.0 million in milestone payments under the CD71 Agreement.

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

The Company determined that the remaining potential milestone payments of both agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, deferred revenue related to the CD71 Agreement performance obligation was $9.5 million and $16.1 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $4.0 million and $5.2 million, respectively.

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

As of June 30, 2022 and December 31, 2021, deferred revenue related to the EGFR Products performance obligation was $19.6 million and $21.8 million, respectively. As of June 30, 2022 and December 31, 2021, deferred revenue related to the Amgen Other Products performance obligation was $1.0 million and $1.4 million, respectively.

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

As of June 30, 2022 and December 31, 2021, deferred revenue relating to the Astellas Agreement was $43.7 million and $51.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.0 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and are not included in the transaction price as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, deferred revenue relating to the BMS Agreement was $83.9 million and $98.8 million, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2022:

	Balance at 12/31/2021	Additions	Deductions	Balance at 6/30/2022
	(in thousands)
Contract liabilities:
Deferred revenue	$194,922	$—	$(33,272)	$161,650

The Company expects that the $161.7 million of deferred revenue related to the following contracts as of June 30, 2022 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $9.5 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized based on actual FTE effort and program progress until 2023.
•
The $4.0 million of deferred revenue related to the second target under the Discovery Agreement with AbbVie is expected to be recognized ratably until 2024.
•
The $19.6 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized based on actual FTE effort and program progress until 2024.
•
The $1.0 million of deferred revenue related to the Amgen Other Products is expected to be recognized ratably until 2023.
•
The $43.7 million of deferred revenue related to the Astellas Agreement is expected to be recognized ratably until 2025.
•
The $83.9 million of deferred revenue related to the BMS Agreement is expected to be recognized ratably until 2025.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

7. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the six months ended June 30, 2022 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2021	12,192,216	$9.42
Options granted	3,416,918	3.55
Options exercised	(100,990)	0.98
Option forfeited/expired	(1,077,318)	8.93
Balances at June 30, 2022	14,430,826	$8.13

The Company recorded $2.8 million and $3.3 million of stock-based compensation expense related to the stock options for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded $5.7 million and $6.3 million of stock-based compensation expense related to the stock options for the six months ended June 30, 2022 and 2021, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the six months ended June 30, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	433,250	$5.34
RSU's awarded	655,410	3.89
RSU's vested	—	—
RSU's cancelled	(97,044)	4.75
Balance at June 30, 2022	991,616	$4.44

The Company recorded $0.4 million and $0.7 million of stock-based compensation expense related to the TRSUs for the three and six months ended June 30, 2022, respectively. The Company began granting TRSUs in the fourth quarter of 2021.

Performance-based RSUs ("PSUs")

In October 2021, the Company granted 435,000 PSUs as recognition awards to executive employees with an aggregated grant date fair value of $2.3 million. 50% of the PSUs granted will vest within one year of the grant date upon achievement of certain specific milestones ("Tranche 1") and the remaining 50% will vest within two years of the grant date upon achievement of additional company objectives ("Tranche 2"). The Company determined that it is not probable that the performance conditions will be satisfied for each of these Tranches and hence no compensation cost was recorded for these awards for the year ended December 31, 2021.

As of June 30, 2022, the Company determined that the achievement of the milestones for Tranche 1 was probable and hence recorded $1.0 million of stock-based compensation expense for the three and six months ended June 30, 2022. As the achievement of the milestones for Tranche 2 was not considered probable, no compensation cost was recorded for these awards as of and for the three and six months ended June 30, 2022.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Activities for the Company’s PSUs for the six months ended June 30, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	435,000	$5.34
PSU's awarded	—	—
PSU's vested	—	—
PSU's cancelled	(47,500)	5.34
Balance at June 30, 2022	387,500	$5.34

Stock-based Compensation

Total stock-based compensation recorded related to options, TRSUs, PSUs and the ESPP was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation expense:
Research and development	$2,091	$1,548	$3,696	$2,885
General and administrative	2,399	1,877	4,164	3,574
Total stock-based compensation expense	$4,490	$3,425	$7,860	$6,459

8. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. The Company filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020. Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020. On October 13, 2021, the Court granted the parties’ stipulation to stay all pending case deadlines except for certain matters, pending resolution of claim construction. On May 9, 2022, the Court entered a claim construction ruling. Also on May 9, 2022, the case was assigned to the District of Delaware’s Vacant Judgeship. No new case deadlines have been set. The Company believes that the lawsuit is without merit and intends to vigorously defend itself, and has not recorded any amount for claims associated with this lawsuit as of June 30, 2022.

9. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of June 30, 2022 and December 31, 2021.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

10. Subsequent event

Restructuring

On July 6, 2022 the Company announced Phase 2 topline results for praluzatamab ravtansine in breast cancer and its decision to not advance this program ("praluzatamab ravtansine") alone given the data and financial market conditions. The Company will seek a collaboration partnership to further develop praluzatamab ravtansine in patients with advanced breast cancer. On July 13, 2022, the Company announced a restructuring plan to prioritize its resources on its emerging pre-clinical and early clinical pipeline as well as its existing collaboration partnerships. The restructuring plan will result in a reduction to its workforce by approximately 40%, and is expected to be completed by the fourth quarter of 2022. The Company estimates that it will incur aggregate restructuring charges of approximately $10.0 million, primarily related to one-time severance payments and other employee-related costs, in the third and fourth quarters of 2022.

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

Praluzatamab ravtansine is our conditionally activated ADC directed toward CD166 and is being evaluated in a three-arm study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B examined praluzatamab ravtansine monotherapy in patients with hormone receptor-positive/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C studied praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. In July 2022, Phase 2 topline results were disclosed for Arms A and B as of data cut-off date May 2022. Arm A met the primary endpoint of confirmed objective response rate greater than 10% by central radiology review. The safety profile in Arm A was generally consistent with Phase 1 observations and the DM4 payload, with high-grade toxicities or toxicities resulting in dose modification predominantly ocular or neuropathic in nature. Specifically, 30% of patients in Arm A discontinued treatment for an adverse event. Grade 3 or greater ocular and neuropathic toxicities were 15% and 10%, respectively. All patients in Arm A were treated at the initial starting dose of 7 mg/kg administered every three weeks. Arm B did not pass the protocol-defined futility boundary in patients with advanced TNBC and enrollment into Arms B and C will be discontinued. Arm B evaluated patients at starting doses of 7 mg/kg or 6 mg/kg. The toxicity profile of the 7 mg/kg starting dose in Arm B was consistent with the 7 mg/kg starting dose in Arm A. In the 6 mg/kg cohort in Arm

B, no patients discontinued treatment for an adverse event as of the data cut-off date and Grade 3 or greater ocular or neuropathic related events were 3% and 0%, respectively. Based on these results, the Company was encouraged by the emerging safety profile of 6 mg/kg and will seek a partnership to further develop praluzatamab ravtansine in patients with advanced breast cancer.

CX-2029 is being evaluated as monotherapy in a four-cohort Phase 2 expansion study designed to enroll twenty-five efficacy evaluable patients per cohort in the following malignancies: squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, and diffuse large B-cell lymphoma (“DLBCL”). Patient enrollment into the study is now complete in all three solid cancer indications, including the E/GEJ cancer cohort. The DLBCL cohort was deprioritized due to strategic and competitive reasons and did not enroll any patients. A data update for the fully enrolled sqNSCLC cohort is expected in the fourth quarter of 2022. Data from the E/GEJ cancer cohort continues to mature.

Our partner, Bristol Myers Squibb, is conducting a randomized Phase 2 study evaluating BMS-986249, a Probody version of ipilimumab, the anti-CTLA-4 antibody, in combination with nivolumab, the anti-PD-1 antibody, in patients with metastatic melanoma. In addition, BMS-986249 is being studied in combination with nivolumab in three additional indications: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer and advanced TNBC. Bristol Myers Squibb also continues to evaluate BMS-986288, a Probody version of non-fucosylated ipilimumab, as monotherapy or in combination with nivolumab in a Phase 1 clinical study.

Underscoring our commitment to destroying cancer differently, we have recently introduced a third treatment modality into the clinic from our Probody platform, reinforcing our leadership in the field of conditional activation of biologic therapeutics. As part of our partnership with Amgen, we have advanced CX-904, a conditionally activated TCB candidate against EGFR and CD3. Our investigational new drug application (“IND”) for CX-904 was allowed to proceed by the FDA in January 2022. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors.

Our pipeline also includes CX-801, a wholly-owned interferon ("IFN") alpha-2b Probody. Preclinically, CX-801 demonstrated a wide therapeutic index with an enhanced tolerability profile versus unmasked IFN, without compromising its potent antitumor effects. CX-801 has broad potential applicability in traditionally immuno-oncology sensitive as well as insensitive (cold) tumors. An IND submission for CX-801 is planned in the second half of 2023.

Another wholly-owned emerging product candidate is CX-2051, a conditionally activated ADC paired with a next-generation payload and directed toward EpCAM with potential applicability across multiple EpCAM-expressing epithelial cancers. We plan to submit an IND for this program in the second half of 2023.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines and TCBs, reflecting the versatility of our Probody platform.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $24.2 million and $48.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $581.8 million and $533.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

Global health authorities, including the FDA, regulate many aspects of a product candidate’s life cycle, including research and development and preclinical and clinical testing. We will need to commit significant time, resources, and funding to develop our wholly-owned and partnered product candidates in clinical trials. We are unable to provide the nature, timing, and estimated costs of the efforts necessary to complete the development of our product candidates because, among other reasons, of regulatory uncertainty, manufacturing limitations, and the pace of enrollment of our clinical trials, which is a function of many factors, including the availability and proximity of patients with the relevant condition.

We currently have no manufacturing capabilities and do not intend to establish any such capabilities in the near term. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices.

Restructuring

On July 6, 2022, we announced Phase 2 topline results for praluzatamab ravtansine in breast cancer and our decision to not advance this program ("praluzatamab ravtansine") alone given the data and financial market conditions. We will seek a collaboration partnership to further develop praluzatamab ravtansine in patients with advanced breast cancer. On July 13, 2022, we announced a restructuring plan to prioritize its resources on our emerging pre-clinical and early clinical pipeline as well as our existing collaboration partnerships. The restructuring plan will result in a reduction to our workforce by approximately 40%, and is expected to be completed by the fourth quarter of 2022. We estimate that we will incur aggregate restructuring charges of approximately $10.0 million, primarily related to one-time severance payments and other employee-related costs, in the third and fourth quarters of 2022.

Impact of COVID-19

In December 2019, a strain of novel coronavirus-caused disease (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China and in March 2020 the World Health Organization declared the outbreak a pandemic. There continues to be uncertainty as to the extent and duration of the COVID-19 pandemic including the ongoing emergence and impact of new variants.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted below, there have been no material changes to our critical accounting policies and estimates for the six months ended June 30, 2022.

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

We expect our research and development expenses could vary substantially in the future as we prioritize our pipeline opportunities, advance our product candidates through clinical trials, initiate additional clinical trials, and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical program, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations For the Three and Six Months Ended June 30, 2022 and 2021

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
AbbVie	$5,377	$2,078	$3,299	$7,804	$3,306	$4,498
Amgen	369	1,874	(1,505)	2,657	4,456	(1,799)
Astellas	5,014	4,931	83	10,031	9,687	344
Bristol Myers Squibb	7,405	7,405	-	14,810	14,810	-
Total revenue	$18,165	$16,288	$1,877	$35,302	$32,259	$3,043

The increase in revenue of $1.9 million and $3.0 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods of 2021 was primarily due to:

•
An increase in revenue from AbbVie under the CD71 Co-Development and Licensing Agreement driven by a higher percentage of project completion in current periods;
•
Offset by a decrease in revenue from Amgen under the Amgen Agreement driven by lower percentage of completion of the CX-904 project in the current periods due to the increase in projected hours-to-completion within the same projected research period.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
Praluzatamab ravtansine, CX-2009 (CD166)	$3,746	$2,793	$953	$8,619	$5,845	$2,774
CX-2029 (CD71)	3,001	3,349	(348)	5,079	4,836	243
Pacmilimab, CX-072 (PD-L1)	1,037	1,715	(678)	1,036	1,514	(478)
CX-904	845	1,171	(326)	1,512	1,652	(140)
Other wholly owned and partnered programs	4,566	2,229	2,337	8,029	3,558	4,471
General research and development expenses	3,471	3,363	108	7,723	7,160	563
	16,666	14,620	2,046	31,998	24,565	7,433
Internal Costs	14,493	11,480	3,013	29,720	23,907	5,813
Total research and development expenses	$31,159	$26,100	$5,059	$61,718	$48,472	$13,246

The $5.1 million and $13.2 million increase in research and development expenses for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods of 2021 was primarily due to an increase in personnel related expenses and laboratory contract services supporting our pre-clinical and clinical stage pipeline. The development expenses are expected to decrease over time due to the restructuring plans announced in July 2022, resulting in a pipeline reprioritization and a reduction to our workforce.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
General and administrative expenses	$11,748	$9,393	$2,355	$22,292	$18,619	$3,673

General and administrative expenses increased by $2.4 million for the three months ended June 30, 2022, compared to the corresponding period of 2021 primarily due to an increase in personnel related expenses as well as professional expenses driven by outside consulting services.

General and administrative expenses increased by $3.7 million for the six months ended June 30, 2022, compared to the corresponding period of 2021 primarily due to an increase in personnel related expenses as well as outside consulting, legal and intellectual property services.

General and administrative expenses are expected to decrease over time due to the restructuring plan announced in July 2022, resulting in a reduction to our workforce.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $228.2 million and an accumulated deficit of $581.8 million, compared to cash, cash equivalents and short-term investments of $305.2 million and an accumulated deficit of $533.7 million as of December 31, 2021. In January and February 2021, in an underwritten public offering of our common stock, we raised an aggregate net proceeds of approximately $107.7 million. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

On July 13, 2022, we announced a restructuring plan to prioritize resources on our emerging pre-clinical and early clinical pipeline as well as our existing collaboration partnerships. The restructuring plan will result in a reduction to our workforce by approximately 40%, and is expected to be completed by the fourth quarter of 2022. We estimate that we will incur aggregate restructuring charges of approximately $10.0 million, primarily related to one-time severance payments and other employee-related costs, in the third and fourth quarters of 2022.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into 2025. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(75,550)	$(58,139)
Net cash provided by (used in) investing activities	(1,148)	13,000
Net cash provided by financing activities	458	109,426
Net increase (decrease) in cash and cash equivalents	$(76,240)	$64,287

Cash Flows from Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $75.6 million, which consisted of a net loss of $48.1 million, adjusted by non-cash charges of $10.7 million and a net decrease of $38.2 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $7.9 million in stock-based compensation, $1.6 million in non-cash lease expense and $1.2 million in depreciation and amortization.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $33.3 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $5.3 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payment; and
•
an increase of $0.4 million in cash flows from accounts receivable and prepaid and other current assets primarily due to decreased advance payments to our third party manufacturing vendors and timing of payments.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $1.1 million of capital expenditures used to purchase property and equipment.

During the six months ended June 30, 2021, cash provided by investing activities was $13.0 million, which consisted of $114.0 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $99.9 million used in the purchase of long-term investments and $1.1 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities consisted of $0.5 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the six months ended June 30, 2021, cash provided by financing activities consisted of $107.7 million of net proceeds from the follow-on public offering and $1.7 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the six months ended June 30, 2022, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $228.2 million and $305.2 million as of June 30, 2022 and December 31, 2021, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of June 30, 2022, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. We filed an Answer, Affirmative Defenses, and Counterclaims on May 26, 2020. Vytacera Bio, LLC filed its Answer to CytomX Therapeutics Inc.’s Counterclaims on June 5, 2020. On October 13, 2021, the Court granted the parties’ stipulation to stay all pending case deadlines except for certain matters, pending resolution of claim construction. On May 9, 2022, the Court entered a claim construction ruling. Also on May 9, 2022, the case was assigned to the District of Delaware’s Vacant Judgeship. No new case deadlines have been set. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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
•
We may not achieve the expected cost savings we anticipate from our recent restructuring.
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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then,COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As COVID-19 and its variants continue to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for praluzatamab ravtansine, CX-2029, CX-904 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

•
delays or difficulties in enrolling patients in our clinical trials or the clinical trials of our partners;
•
delays or difficulties in clinical site initiation for CX-2029, CX-904 or any other clinical trials we or our partners decide to initiate, including difficulties in recruiting clinical site investigators and clinical site staff;
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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. Since then, we revised our strategy for developing praluzatamab ravtansine, including redesigning the study. We cannot be certain of the continuing impact of the COVID-19 pandemic, including COVID-19 variants on clinical trial planning, or that site initiation, patient recruitment or other clinical trial activities will not continue to be delayed, discontinued or otherwise impacted.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $581.8 million and $533.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates. We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially over time as we continue the development of our pipeline and advance additional programs into clinical development. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. However, financial market conditions, including the public equity markets, may make it difficult for biotechnology companies to raise additional funds. We cannot predict when or if market conditions will change.

As of June 30, 2022, we had $228.2 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements, including, most recently, the Collaboration and License Agreement that we entered into with Astellas in March 2020. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the COVID-19 pandemic. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partner’s product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of clinical trials for programs beyond praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab and CX-904 is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for these or other product candidates, including CX-801 and CX-2051, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates, including CX-801 and CX-2051. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

For example, in March 2020, we made the strategic decision to terminate our Phase 2 clinical trial evaluating pacmilimab in combination ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. Additionally, in July 2022, we announced topline results of our Phase 2 clinical trial evaluating praluzatamab ravtansine in patients with breast cancer and that we do not plan to further advance this program alone and will be seeking a partnership.

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

Administration of praluzatamab ravtansine has also been generally well tolerated with most reported TRAEs being Grade 1/2. In May 2020, we announced that 34/92 (37%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders. In July 2022, we announced Phase 2 topline results for praluzatamab ravtansine. The safety profile in Arm A, patients with HR-/HER2 non amplified breast cancer, was generally consistent with toxicities observed in Phase 1 studies. High grade toxicities or toxicities resulting in dose modification were predominantly ocular or neuropathic in nature. Thirty percent of patients discontinued treatment for an adverse event and Grade 3 or greater ocular or neuropathic toxicities were 15 percent and 10 percent respectively. The toxicity profile in Arm B in patients with TNBC with a starting does of 7 mg/kg was consistent with Arm A. We cannot guarantee that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies.

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

For example, in March 2020, we announced a temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic. We revised our strategy for praluzatamab ravtansine and in December 2020, we initiated a new Phase 2 clinical trial of praluzatamab ravtansine, for which we anticipated to report initial clinical data in the fourth quarter of 2021. However, in August 2021, we announced that primarily due to the COVID-19 pandemic, that we anticipated initial clinical data from that trial in 2022. In July 2022, data from the Phase 2 trial were reported. However, there can be no assurances that the COVID-19 pandemic will not continue to have a significant impact on our ability to complete our ongoing clinical trials and enroll patients in any planned or future clinical trials.

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There are currently several PD-1 and/or PD-L1 agents approved for a growing list of cancer types along with thousands of clinical trials exploring the use of PD-1 and PD-L1 agents. There can be no assurance that further trials with pacmilimab (CX-072) or our other drug candidates will not be adversely affected by a limited patient population. Our clinical trials of praluzatamab ravtansine and CX-2029 study or have studied patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. The clinical trials for our molecules also compete with thousands of clinical trials with alternative anti-cancer drugs in similar classes (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trial of CX-904 is also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators, including Bristol Myers Squibb’s ongoing Phase 2 clinical trial, face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as a result of the COVID-19 pandemic and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. Further, we continue to see an impact as a result of the COVID-19 pandemic on our efforts, including ongoing clinical trial site activation and patient enrollment activities.

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

Since commencing operations, we have entered into several collaboration agreements. From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. For example, in July 2022, in connection with our announcement of Phase 2 topline results for praluzatamab ravtansine, we communicated our plans to seek collaborators to advance the program further. The competition for collaborators is intense and there can be no assurances that we will be able to secure any collaboration for praluzatamab ravtansine or any other program. The negotiation process for strategic collaborations is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

Because we have limited financial and managerial resources, we focus on specific product candidates and indications. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may experience difficulties in managing our growth and expanding when needed.

Over the last few years we have expanded our workforce and activities to manage our expanding pipeline, including Phase 2 clinical trials. However, in July 2022, we announced we will not advance praluzatamab ravtansine into further clinical trials and will seek a partner for the program. As a result, we announced that we would reduce our workforce, primarily development and general and administrative staff, by approximately 40%. In the future we may need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, including CX-801 and CX-2051 as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains. The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups. In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors. For instance, if any of our product candidates, including, praluzatamab ravtansine and CX-2029, are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development. The market for immunotherapies like pacmilimab (CX-072) is, in particular, highly competitive and the field is changing quickly. In March 2020, we made the strategic decision to terminate our Phase 2 study evaluating pacmilimab in combination ipilimumab. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our chief executive officer and chairman. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. In particular, as a result of the COVID-19 pandemic, the ability of employees to engage in a remote working environment has increased the competitive landscape across the country for us in seeking qualified employees. Employees are now able to consider opportunities across the country and it may be more difficult to hire employees. Furthermore, it is more difficult to engage employees in Company culture and build working rapport when they are working remotely. As a result, it may be more difficult to retain employees on a long-term basis. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area and across the country.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $1.19 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

Prior to our IPO in October 2015, there had been no public market for shares of our common stock. Our stock began trading on the Nasdaq Global Select Market in 2015, and we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Global Select Market or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 37% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOLs and tax credits to offset California taxable income in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

CytomX Therapeutics, Inc.

Date: August 4, 2022	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Carlos Campoy
Carlos Campoy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)