Form 10-Q
period 2022-09-30
CytomX Therapeutics, Inc.
filed 2022-11-08
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 31, 2022, the registrant had 66,084,367 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

•
our estimates of our expenses, ongoing losses, future revenue and capital requirements, including our estimate of cash flow savings as a result of our restructuring plan announced in July 2022;

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$95,036	$205,530
Short-term investments	99,254	99,696
Accounts receivable	1,712	790
Prepaid expenses and other current assets	4,278	4,285
Total current assets	200,280	310,301
Property and equipment, net	5,710	5,960
Intangible assets, net	911	1,021
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	16,830	19,362
Other assets	895	901
Total assets	$226,492	$339,411
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,176	$2,818
Accrued liabilities	31,340	34,236
Deferred revenue, current portion	61,325	69,262
Total current liabilities	97,841	106,316
Deferred revenue, net of current portion	85,122	125,660
Operating lease liabilities - long term	15,055	18,056
Total liabilities	198,018	250,032
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized and 65,950,242 and 65,392,758 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	634,357	623,344
Accumulated other comprehensive loss	(795)	(242)
Accumulated deficit	(605,089)	(533,724)
Total stockholders' equity	28,474	89,379
Total liabilities and stockholders' equity	$226,492	$339,411

__________________

(1)
The condensed balance sheet as of December 31, 2021 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$16,915	$17,587	$52,217	$49,846
Operating expenses:
Research and development	30,367	29,143	92,085	77,615
General and administrative	10,490	11,085	32,782	29,704
Total operating expenses	40,857	40,228	124,867	107,319
Loss from operations	(23,942)	(22,641)	(72,650)	(57,473)
Interest income	616	70	946	182
Other income (expense), net	30	(13)	339	(90)
Net loss	$(23,296)	$(22,584)	$(71,365)	$(57,381)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax	367	37	(553)	99
Comprehensive loss	$(22,929)	$(22,547)	$(71,918)	$(57,282)

Net loss per share:
Basic and diluted net loss per share	$(0.35)	$(0.35)	$(1.09)	$(0.90)
Shares used in computing basic and diluted net loss per share	65,912,334	65,208,066	65,618,162	63,759,585

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive		Accumulated	Stockholders'
	Shares	Amount	Capital	Loss		Deficit	Equity
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)		$(533,724)	$89,379
Exercise of stock options	5,597	-	7	-		-	7
Stock-based compensation	-	-	3,370	-		-	3,370
Other comprehensive loss	-	-	-	(677)		-	(677)
Net loss	-	-	-	-		(23,885)	(23,885)
Balance at March 31, 2022	65,398,355	1	626,721	(919)		(557,609)	68,194
Exercise of stock options	95,393	-	91	-		-	91
Issuance of common stock under the ESPP	262,744	-	360	-		-	360
Stock-based compensation	-	-	4,490	-		-	4,490
Other comprehensive loss	-	-	-	(243)		-	(243)
Net loss	-	-	-	-		(24,184)	(24,184)
Balance at June 30, 2022	65,756,492	$1	$631,662	$(1,162)		$(581,793)	$48,708
Release of PSUs	193,750	-	-	-		-	-
Stock-based compensation	-	-	2,695	-		-	2,695
Other comprehensive gain	-	-	-	367		-	367
Net loss	-	-	-	-		(23,296)	(23,296)
Balance at September 30, 2022	65,950,242	$1	$634,357	$(795)		$(605,089)	$28,474

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive		Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)		Deficit	Equity
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)		$(450,115)	$49,803
Issuance of common stock in follow-on offering, net of issuance costs	16,428,571	-	107,712	-		-	107,712
Exercise of stock options	322,507	-	1,023	-		-	1,023
Stock-based compensation	-	-	3,034	-		-	3,034
Other comprehensive income	-	-	-	4		-	4
Net loss	-	-	-	-		(15,554)	(15,554)
Balance at March 31, 2021	65,002,897	1	611,733	(43)		(465,669)	146,022
Exercise of stock options	68,971	-	173	-		-	173
Issuance of common stock under the ESPP	85,135	-	518	-		-	518
Stock-based compensation	-	-	3,425	-		-	3,425
Other comprehensive income	-	-	-	58		-	58
Net loss	-	-	-	-		(19,243)	(19,243)
Balance at June 30, 2021	65,157,003	$1	$615,849	$15		$(484,912)	$130,953
Exercise of stock options	92,113	-	104	-	-		104
Stock-based compensation	-	-	3,164	-	-		3,164
Other comprehensive income	-	-	-	37	-		37
Net loss	-	-	-	-	-	(22,584)	(22,584)
Balance at September 30, 2021	65,249,116	$1	$619,117	$52		$(507,496)	$111,674

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(71,365)	$(57,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	110	110
Depreciation and amortization	1,725	1,921
Amortization of premium (accretion of discounts) on investments	(47)	287
Stock-based compensation expense	10,555	9,623
Non-cash lease expense	2,532	2,325
Changes in operating assets and liabilities
Accounts receivable	(986)	(89)
Prepaid expenses and other current assets	7	3,274
Other assets	6	1,270
Accounts payable	2,441	(1,358)
Accrued liabilities and other long-term liabilities	(5,897)	(550)
Deferred revenue	(48,475)	(47,271)
Net cash used in operating activities	(109,394)	(87,839)
Cash flows from investing activities:
Purchases of property and equipment	(1,558)	(1,364)
Purchases of investments	-	(99,898)
Maturities of investments	-	123,996
Net cash (used in) provided by investing activities	(1,558)	22,734
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	107,712
Proceeds from employee stock purchase plan and exercise of stock options	458	1,818
Net cash provided by financing activities	458	109,530
Net (decrease) increase in cash, cash equivalents and restricted cash	(110,494)	44,425
Cash, cash equivalents and restricted cash, beginning of period	206,447	192,776
Cash, cash equivalents and restricted cash, end of period	$95,953	$237,201

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

The condensed results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$95,036	$205,530	$236,284	$191,859
Restricted cash - non-current assets	917	917	917	917
Total	$95,953	$206,447	$237,201	$192,776

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

AbbVie Ireland Unlimited Company (“AbbVie”), one of the Company’s collaboration partners, entered into a license agreement with Seagen Inc., formerly Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights. As part of the Company’s collaboration agreement with AbbVie, the Company was required to pay SGEN sublicense fees for certain milestone achievements and an annual maintenance fee. These sublicense fees are treated as reductions to the transaction price and combined with the performance obligation to which they relate.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options, RSUs and ESPP to purchase common stock	16,438,937	11,847,069	15,560,598	11,840,661

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash; and U.S. Treasury securities that are included in cash equivalent or short-term investments.

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$36,312	$—	$—	$36,312
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury securities	Level I	140,001	—	(795)	139,206
Total		$177,230	$—	$(795)	$176,435

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$165,736	$—	$—	$165,736
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury securities	Level I	99,938	—	(242)	99,696
Total		$266,591	$—	$(242)	$266,349

As of September 30, 2022, the unrealized losses on the Company’s investment in U.S. Treasury securities were caused by interest rate changes and were not attributable to credit losses. The remaining contractual terms of those investments are less than a year. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Research and clinical expenses	$15,252	$18,861
Payroll and related expenses	6,325	9,576
Legal and professional expenses	1,742	1,468
Operating lease liabilities - short term	3,961	3,618
Restructuring expenses	3,876	—
Other accrued expenses	184	713
Total	$31,340	$34,236

6. Research and Collaboration Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
AbbVie	$3,449	$2,867	$11,253	$6,172
Amgen	349	2,428	3,006	6,884
Astellas	5,712	4,887	15,743	14,575
Bristol Myers Squibb	7,405	7,405	22,215	22,215
Total revenue	$16,915	$17,587	$52,217	$49,846

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

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and was eligible to initially receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales at percentages in the high teens to low twenties if the Company participates in the co-development of the CD71 conditionally activated ADC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 conditionally activated ADC. The Company’s share of later stage co-development costs for each CD71 conditionally activated ADC is capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. Inclusive of payments received in 2017, 2018 and 2020, as of September 30, 2022, the Company has received $100.0 million in milestone payments under the CD71 Agreement.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

to receive up to $265.0 million for each target, in development, regulatory and commercial milestone payments and royalties at percentages in the high single to low teens from commercial sales of any resulting conditionally activated ADCs. The second target was selected under the Discovery Agreement that allows AbbVie to select a target for developing a conditionally activated ADC or a Probody.

The Company determined that the remaining potential milestone payments of both agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, deferred revenue related to the CD71 Agreement performance obligation was $6.6 million and $16.1 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $3.5 million and $5.2 million, respectively.

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

As of September 30, 2022 and December 31, 2021, deferred revenue related to the EGFR Products performance obligation was $19.4 million and $21.8 million, respectively. As of September 30, 2022 and December 31, 2021, deferred revenue related to the Amgen Other Products performance obligation was $0.8 million and $1.4 million, respectively.

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

As of September 30, 2022 and December 31, 2021, deferred revenue relating to the Astellas Agreement was $39.6 million and $51.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.7 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively.

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

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and are not included in the transaction price as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, deferred revenue relating to the BMS Agreement was $76.5 million and $98.8 million, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2022:

	Balance at 12/31/2021	Additions	Deductions	Balance at 9/30/2022
	(in thousands)
Contract liabilities:
Deferred revenue	$194,922	$—	$(48,475)	$146,447

The Company expects that the $146.4 million of deferred revenue related to the following contracts as of September 30, 2022 will be recognized as revenue as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $6.6 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized based on actual FTE effort and program progress until 2023.
•
The $3.5 million of deferred revenue related to the second target under the Discovery Agreement with AbbVie is expected to be recognized ratably until 2024.
•
The $19.4 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized based on actual FTE effort and program progress until 2026.
•
The $0.8 million of deferred revenue related to the Amgen Other Products is expected to be recognized ratably until 2023.
•
The $39.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized ratably until 2025.
•
The $76.5 million of deferred revenue related to the BMS Agreement is expected to be recognized ratably until 2025.

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

7. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the nine months ended September 30, 2022 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balances at December 31, 2021	12,192,216	$9.42
Options granted	4,962,418	2.94
Options exercised	(100,990)	0.98
Option forfeited/expired	(2,792,227)	6.95
Balances at September 30, 2022	14,261,417	$7.71

The Company recorded $2.3 million and $3.0 million of stock-based compensation expense related to the stock options for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded $8.0 million and $9.3 million of stock-based compensation expense related to the stock options for the nine months ended September 30, 2022 and 2021, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the nine months ended September 30, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	433,250	$5.34
RSUs awarded	1,314,210	2.74
RSUs cancelled	(348,152)	4.58
Balance at September 30, 2022	1,399,308	$3.08

The Company recorded $0.1 million and $0.8 million of stock-based compensation expense related to the TRSUs for the three and nine months ended September 30, 2022, respectively. The Company began granting TRSUs in the fourth quarter of 2021.

Performance-based RSUs ("PSUs")

In October 2021, the Company granted 435,000 PSUs to executive employees with an aggregated grant date fair value of $2.3 million. 50% of the PSUs granted will vest within one year of the grant date upon achievement of certain specific milestones ("2021-Tranche 1") and the remaining 50% will vest within two years of the grant date upon achievement of additional company objectives ("2021-Tranche 2"). The Company determined that it is not probable that the performance conditions will be satisfied for each of these Tranches and hence no compensation cost was recorded for these awards for the year ended December 31, 2021.

During the second quarter of 2022, the Company determined that the achievement of the milestones for 2021-Tranche 1 was probable and hence recorded $1.0 million of stock-based compensation expense. In July 2022, the Company determined that the performance condition for 2021-Tranche 1 was met and recorded $32,000 and $1.0 million of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively. As the achievement of the milestones for Tranche 2 was not considered probable, no compensation cost was recorded for Tranche 2 of these awards for the three and nine months ended September 30, 2022.

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). As of September 30, 2022, the Company determined that it is probable that the performance conditions for 2022-Tranche 1 will be satisfied and hence recorded $20,000 compensation cost for those awards for the three and nine months ended September 30, 2022. As of September 30, 2022, the

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Company determined that it is not probable that the performance conditions for 2022-Tranche 2 will be satisfied and hence recorded no compensation cost for those awards for the three and nine months ended September 30, 2022.

Activities for the Company’s PSUs for the nine months ended September 30, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	435,000	$5.34
PSUs awarded	250,000	1.59
PSUs vested	(193,750)	5.34
PSUs cancelled	(93,750)	5.34
Balance at September 30, 2022	397,500	$2.98

Stock-based Compensation

The total stock-based compensation expense for each of the three and nine months ended September 30, 2022 included $0.1 million in research and development expense, and $0.1 million in general and administrative expenses related to the modification of certain awards in connection with the restructuring in the third quarter of 2022.

Total stock-based compensation recorded related to options, TRSUs, PSUs and the ESPP was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation expense:
Research and development	$931	$1,328	$5,928	$4,213
General and administrative	1,764	1,836	4,627	5,410
Total stock-based compensation expense	$2,695	$3,164	$10,555	$9,623

8. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. The Company believes that the lawsuit is without merit and intends to vigorously defend itself, and has not recorded any amount for claims associated with this lawsuit as of September 30, 2022.

9. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of September 30, 2022 and December 31, 2021.

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

CYTOMX THERAPEUTICS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

10. Restructuring

On July 13, 2022, the Company announced a restructuring plan to prioritize its resources on its emerging pre-clinical and early clinical pipeline as well as its existing collaboration partnerships. The restructuring plan resulted in a reduction to its workforce of approximately 40%. Restructuring costs of $2.0 million and $5.1 million were recorded in general and administrative expense and research and development expense, respectively, for the three- and nine-months ended September 30, 2022. In connection with the restructuring, the Company has recorded a total of $0.2 million stock-based compensation related to the modification of awards, of which $0.1 million was recorded in general and administrative expense and $0.1 million in research and development expense.

The following is a summary of accrued restructuring costs as of September 30, 2022 (in thousands):

	Severance and Benefits Costs	Contract Termination Cost	Stock Based Compensation	Total
Charges	$6,817	$178	$151	$7,146
Cash payment	(3,119)	-	-	(3,119)
Non-cash charges	-	-	(151)	(151)
Balance at September 30, 2022	$3,698	$178	$-	$3,876

The total costs expected to be incurred in connection with the restructuring are estimated to be approximately $7.9 million. The Company expects to incur an additional $0.8 million of restructuring costs related to severance and benefits in the three months ended December 31, 2022. The restructuring is expected to be substantially complete by the fourth quarter of 2022.

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

We are employing our conditional activation platform technology to advance novel investigational medicines in some of the most needed areas of cancer research and development including antibody-drug conjugates (“ADCs”), T-cell engaging bispecific antibodies (“TCBs”), and immune modulators such as cytokines and checkpoint inhibitors (“CPIs”).

Our robust portfolio of differentiated, experimental treatments includes a broad range of wholly-owned and partnered molecules spanning pre-clinical to Phase 2 across multiple therapeutic modalities in which conditionally activated molecules could unlock significant therapeutic potential for the treatment of cancer.

CX-2029, partnered with Abbvie, is a conditionally activated ADC directed toward the previously undruggable target CD71. Having demonstrated favorable tolerability and encouraging anti-tumor activity in Phase 1 studies, CX-2029 entered into a four-cohort Phase 2 expansion study initially designed to enroll twenty-five efficacy evaluable patients per cohort in the following malignancies: squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, and diffuse large B-cell lymphoma (“DLBCL”). The DLBCL cohort was later deprioritized due to strategic and competitive reasons and did not enroll any patients. Patient enrollment into the sqNSCLC, HNSCC and E/GEJ cancer cohorts and the overall study is now complete. A data update for the fully enrolled sqNSCLC cohort is expected in the fourth quarter of 2022. Data from the E/GEJ cancer cohort continues to mature.

Praluzatamab ravtansine is our conditionally activated ADC directed toward CD166 and is being evaluated in a three-arm study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B examined praluzatamab ravtansine monotherapy in patients with hormone receptor-positive/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C studied praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. In July 2022, Phase 2 topline results were disclosed for Arms A and B as of the data cut-off date of May 2022. Arm A met the primary endpoint of confirmed objective response rate greater than 10% by central radiology review. The safety profile in Arm A was generally consistent with Phase 1 observations and the DM4 payload, with high-grade toxicities or toxicities resulting in dose modification predominantly ocular or neuropathic in nature. Specifically, 30% of patients in Arm A discontinued treatment for an adverse event. Grade 3 or greater ocular and neuropathic toxicities were 15% and 10%, respectively. All patients in Arm A were treated at the initial starting dose of 7 mg/kg administered every three weeks. Arm B did not pass the protocol-defined futility boundary in patients with advanced TNBC and enrollment into Arms B and C was discontinued. Arm B evaluated patients at starting doses of 7 mg/kg or 6 mg/kg. The toxicity profile of the 7 mg/kg starting dose in Arm B was consistent with the 7 mg/kg starting dose in Arm A. In the 6 mg/kg cohort in Arm B, no patients discontinued treatment for an adverse event as of the data cut-off date and Grade 3 or greater ocular or neuropathic related events were 3% and 0%, respectively. Based on these results, the Company was encouraged by the emerging safety profile of 6 mg/kg and is seeking a partnership to further develop praluzatamab ravtansine in patients with advanced breast cancer. The additional data from the Phase 2 study are expected to be presented by the end of 2022.

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

Reinforcing our leadership in the field of conditional activation, we recently advanced our first T-cell engaging bispecific antibody (TCB) into the clinic. CX-904 is a conditionally activated TCB against EGFR and CD3. Our investigational new drug application (“IND”) for CX-904 was allowed to proceed by the FDA in January 2022 and in May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. Patient enrollment in the Phase1 dose escalation portion of the study continues to progress.

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

Another wholly-owned emerging product candidate is CX-2051, a conditionally activated ADC paired with a next-generation camptothecin payload and directed toward the epithelial cellular adhesion molecule (EpCAM). CX-2051 has been tailored to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. We plan to submit an IND for this program in the second half of 2023.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines and TCBs, reflecting the versatility of our Probody platform.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $23.3 million and $71.4 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $605.1 million and $533.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Restructuring

On July 13, 2022, we announced a restructuring plan to prioritize our resources on our emerging pre-clinical and early clinical pipeline as well as our existing collaboration partnerships. The restructuring plan resulted in a reduction to our workforce of approximately 40%.

During the three months ended September 30, 2022, we recorded aggregate restructuring charges of approximately $7.1 million, primarily related to severance and benefits. The aggregate restructuring charges under this restructuring plan are expected to be approximately $7.9 million. We expect to incur an additional $0.8 million of restructuring costs related to severance and benefits in the three-months ended December 31, 2022. We expect the restructuring to be substantially complete by the fourth quarter of 2022.

Impact of COVID-19

The COVID-19 pandemic continues to impact our ongoing operations, including clinical trials. Any preventative or protective actions that we, our collaboration partners or others have taken, or may take, in respect of the virus may result in further disruption for our clinical trials, including clinical trials for CX-2029, CX-904, and praluzatamab ravtansine, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Currently, it is not possible to predict how long the pandemic will last or the extent or degree of its ongoing impact on economic activity, and our business. We do not know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted below, there have been no material changes to our critical accounting policies and estimates for the nine months ended September 30, 2022.

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

AbbVie, one of our collaboration partners, entered into a license agreement with Seagen Inc. (“SGEN”) to license certain intellectual property rights. As part of our collaboration agreement with AbbVie, we received a sublicense to these intellectual property rights and therefore paid SGEN sublicense fees. These sublicense fees were treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
AbbVie	$3,449	$2,867	$582	$11,253	$6,172	$5,081
Amgen	349	2,428	(2,079)	3,006	6,884	(3,878)
Astellas	5,712	4,887	825	15,743	14,575	1,168
Bristol Myers Squibb	7,405	7,405	-	22,215	22,215	-
Total revenue	$16,915	$17,587	$(672)	$52,217	$49,846	$2,371

The decrease in revenue of $0.7 million and increase of $2.4 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods of 2021 was primarily due to:

•
An increase in revenue from AbbVie under the CD71 Co-Development and Licensing Agreement driven by a higher percentage of project completion in current periods;
•
Offset by a decrease in revenue from Amgen under the Amgen Agreement driven by lower percentage of completion of the CX-904 project in the current periods due to an increase in projected hours-to-completion.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
Praluzatamab ravtansine, CX-2009 (CD166)	$5,480	$7,823	$(2,343)	$14,099	$13,668	$431
CX-2029 (CD71)	2,813	2,657	156	7,892	7,552	340
Pacmilimab, CX-072 (PD-L1)	(572)	1,233	(1,805)	464	2,745	(2,281)
CX-904	1,083	439	644	2,595	2,091	504
Other wholly-owned and partnered programs	3,038	2,083	955	11,082	5,576	5,506
General research and development expenses	2,770	2,661	109	10,478	9,829	649
	14,612	16,896	(2,284)	46,610	41,461	5,149
Internal Costs	15,755	12,247	3,508	45,475	36,154	9,321
Total research and development expenses	$30,367	$29,143	$1,224	$92,085	$77,615	$14,470

Research and development expenses increased by $1.2 million for the three months ended September 30, 2022, compared to the corresponding periods of 2021 primarily driven by restructuring expenses of $5.1 million, offset by a decrease in personnel related expense and clinical trial expenses due to the workforce reduction and pipeline reprioritization announced in July 2022. During the three months ended September 30, 2022, a refund of $0.7 million was recorded related to prepaid clinical trial expenses for the CX-072 program.

Research and development expenses increased by $14.5 million for the nine months ended September 30, 2022, compared to the corresponding periods of 2021 primarily driven by restructuring expenses of $5.1 million and an increase in lab contract services and personnel related expenses supporting our clinical and pre-clinical stage pipeline.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
General and administrative expenses	10,490	11,085	(595)	32,782	29,704	3,078

General and administrative expenses decreased by $0.6 million for the three months ended September 30, 2022, compared to the corresponding period of 2021 primarily driven by a decrease in personnel related expenses due to the workforce reduction announced in July 2022 and a decrease in outside consulting, legal and intellectual property services, offset by an increase of $2.0 million for restructuring expenses.

General and administrative expenses increased by $3.1 million for the nine months ended September 30, 2022, compared to the corresponding period of 2021 primarily driven by $2.0 million of restructuring expenses and an increase in personnel related expenses.

Restructuring

During the three- and nine-months ended September 30, 2022, we recognized aggregate restructuring charges of approximately $7.1 million, primarily related to severance and benefits. Restructuring costs of $2.0 million and $5.1 million were recorded in general and administrative expense and research and development expense, respectively, for the three- and nine-months ended September 30, 2022. The total restructuring cost is expected to be approximately $7.9 million. We expect to incur an additional $0.8 million of restructuring costs related to severance and benefits in the three months ended December 31, 2022. We expect the restructuring to be substantially complete by the fourth quarter of 2022.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $194.3 million and an accumulated deficit of $605.1 million. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In January and February 2021, in an underwritten public offering of our common stock, we raised an aggregate net proceeds of approximately $107.7 million.

On July 13, 2022, we announced a restructuring plan to prioritize resources on our emerging pre-clinical and early clinical pipeline as well as our existing collaboration partnerships. The restructuring plan resulted in a reduction to our workforce by approximately 40%, and is expected to be substantially completed by the fourth quarter of 2022. We estimate that we will incur aggregate restructuring charges of approximately $7.9 million, primarily related to one-time severance payments and other employee-related costs. Of the $7.9 million, $7.1 million was incurred in the third quarter of 2022 and the remaining $0.8 million is expected to be incurred in the fourth quarters of 2022.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(109,394)	$(87,839)
Net cash (used in) provided by investing activities	(1,558)	22,734
Net cash provided by financing activities	458	109,530
Net (decrease) increase in cash and cash equivalents	$(110,494)	$44,425

Cash Flows from Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $109.4 million, which consisted of a net loss of $71.4 million and a net decrease of $52.9 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $14.9 million. The non-cash charges primarily consisted of $10.6 million in stock-based compensation, $2.5 million in non-cash lease expense and $1.8 million in depreciation and amortization.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $48.5 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $3.5 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payment; and
•
a decrease of $1.0 million in cash flows from increase in accounts receivable caused by increase in service revenue.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $1.6 million of capital expenditures used to purchase property and equipment.

During the nine months ended September 30, 2021, cash provided by investing activities was $22.7 million, which consisted of $124.0 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $99.9 million used in the purchase of long-term investments and $1.4 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities consisted of $ 0.5 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the nine months ended September 30, 2021, cash provided by financing activities consisted of $107.7 million of net proceeds from the follow-on public offering and $1.8 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the nine months ended September 30, 2022, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and short-term investments of $194.3 million and $305.2 million as of September 30, 2022 and December 31, 2021, respectively, which consists of bank deposits, money market funds and U.S. government bonds. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of September 30, 2022, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, we filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As COVID-19 and its variants continue to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for CX-2029, CX-904, praluzatamab ravtansine, and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine as a result of the COVID-19 pandemic, primarily due to delays in patient enrollment and clinical site initiations, and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with impact of the COVID-19 pandemic. We cannot be certain of the continuing impact of the COVID-19 pandemic, including COVID-19 variants on clinical trial planning, or that site initiation, patient recruitment or other clinical trial activities for any of our product candidates will not continue to be delayed, discontinued or otherwise impacted.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $605.1 million and $533.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. However, financial market conditions, including the public equity markets, and government regulation, including the Inflation Reduction Act of 2022, signed into law by President Biden in August 2022, may make it difficult for biotechnology companies to raise additional funds. We cannot predict when or if market conditions will change.

As of September 30, 2022, we had $194.3 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. For example, in July 2022, we announced that we would seek a partner to further develop praluzatamab ravtansine. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements, including, most recently, the Collaboration and License Agreement that we entered into with Astellas in March 2020. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the COVID-19 pandemic. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partner’s product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of clinical trials for programs beyond praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, pacmilimab and CX-904 is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for these or other product candidates, including CX-801 and CX-2051, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates, including CX-801 and CX-2051. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

Administration of praluzatamab ravtansine has also been generally well tolerated with most reported treatment-related adverse events (“TRAEs”) being Grade 1/2. In May 2020, we announced that 34/92 (37%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders. In July 2022, we announced Phase 2 topline results for praluzatamab ravtansine. The safety profile in Arm A, patients with HR-/HER2 non amplified breast cancer, was generally consistent with toxicities observed in Phase 1 studies. High grade toxicities or toxicities resulting in dose modification were predominantly ocular or neuropathic in nature. Thirty percent of patients discontinued treatment for an adverse event and Grade 3 or greater ocular or neuropathic toxicities were 15 percent and 10 percent respectively. The toxicity profile in Arm B in patients with TNBC with a starting does of 7 mg/kg was consistent with Arm A. We cannot guarantee that these rates and the types of adverse events will not increase over time with more patients being treated in ongoing or future studies.

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

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2022 we have initiated a first-in-human Phase 1 clinical trial with CX-904 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable dose for CX-904.

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

We have limited structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as anti-drug antibody (“ADA”), that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions. For example, we reported in February 2019 that in our pacmilimab trial at the 10 mg/kg dose, the ADA rate was approximately 62%. We do not believe the ADA rate impacted our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events for pacmilimab or our other drug candidates. Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Pfizer and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013. Such collaboration agreement had entitled Pfizer to nominate up to four research targets and since 2013, we had collaborated with Pfizer on three of such targets. However, no program was ever advanced beyond the lead optimization stage pursuant to the agreement, and Pfizer had previously elected not to select a fourth target and had decided to discontinue its epidermal growth factor receptor conditionally activated ADC. In July 2017, ImmunoGen discontinued the preclinical evaluation of one of its two programs being developed under our collaboration and in December 2019, licensed the other program to us, terminating their license agreement from us. In addition, in January 2019, Bristol Myers Squibb terminated its programs for three targets it had selected under our agreement with them. Our partners have and will continue to choose early research targets from time to time, some of which will advance into further research and some of which will not. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072), and CX-904 we will need to manufacture them in large quantities. To date, we have generally been able to successfully manufacture praluzatamab ravtansine, CX-2029, and pacmilimab for our ongoing early-stage clinical trials. However, in November 2019, we had a production failure at one of our contract manufacturers that manufactured pacmilimab for our Phase 1/2 clinical trial and for our future trials. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we took sufficient steps to assure our current supply of pacmilimab clinical trial drug product for our planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for praluzatamab ravtansine, CX-2029, pacmilimab, CX-904 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for praluzatamab ravtansine, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. For example, we are currently working with our CMOs to change our manufacturing processes and formulations as well as scaling up for larger drug manufacturing capability, including praluzatamab ravtansine drug product for late-stage clinical trials and commercialization. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to praluzatamab ravtansine, pacmilimab or any of our other product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize product candidates in a timely manner or at all.

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

Over the last few years, we have expanded our workforce and activities to manage our expanding pipeline, including Phase 2 clinical trials. However, in July 2022, we announced we will not advance praluzatamab ravtansine into further clinical trials and will seek a partner for the program. As a result, we announced that we would reduce our workforce, primarily development and general and administrative staff, by approximately 40%. In the future we may need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, including CX-801 and CX-2051 as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Our product candidates that we are currently developing are regulated as therapeutic biologics that are subject to requirements for review and approval of a BLA by the FDA’s Center for Drug Evaluation and Research (“CDER”). Therefore, our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. For example, recently the FDA has focused attention on Project Optimus, an initiative to reform the dose optimization and dose selection paradigm in oncology drug development. While the effort is intended to help drive better ultimate outcomes in the development of oncology drugs, it may lead to longer and more expensive early development efforts for companies, including us, to enable registrational studies for our product candidates. Additionally, at this time it is impossible to predict whether the COVID-19 pandemic will cause regulatory delays in the U.S. or foreign jurisdictions. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, and government regulation, including the Inflation Reduction Act of 2022, signed into law by President Biden in August 2022. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, was increased to 70% starting in 2019, off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 43% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.3	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1	Consulting Agreement effective as of October 1, 2022, by and between CytomX Therapeutics, Inc. and Carlos Campoy.				X

10.2	Consulting Agreement effective as of September 13, 2022, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.				X

10.3#	Separation Agreement effective as of September 30, 2022, by and between CytomX Therapeutics, Inc. and Carlos Campoy.				X

10.4#	Separation Agreement effective as of September 12, 2022, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.				X

10.5#	Separation Agreement effective as of September 30, 2022, by and between CytomX Therapeutics, Inc. and Alison Hannah, M.D.				X

10.6†	Amendment No 3 to Collaboration and License Agreement, dated May 23, 2014, by and between the Company and Bristol Myers Squibb Company, effective as of October 11, 2022.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

† Certain confidential portions of this exhibit have been omitted from this exhibit.

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

CytomX Therapeutics, Inc.

Date: November 8, 2022	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Senior Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)