Form 10-K/A
period 2021-12-31
CytomX Therapeutics, Inc.
filed 2023-03-27
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Amended Annual Report on Form 10-K/A.

EXPLANATORY NOTE

CytomX Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend and restate its financial statements and related footnote information as of December 31, 2021, 2020 and 2019, and for the years then ended, previously included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original Report”). This Form 10-K/A, also amends and restates the Company’s previously issued (i) unaudited condensed balance sheets as of March 31, 2021, June 30, 2021 and September 30, 2021, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, three and six months ended June 30, 2021 and 2020, and three and nine months ended September 30, 2021 and 2020, (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2021 and 2020, six months ended June 30, 2021 and 2020 and nine months ended September 30, 2021 and 2020, (iv) unaudited condensed statements of changes in stockholders' equity (deficit), and unaudited notes related thereto, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

As described in our Current Report on Form 8-K filed with the SEC on February 24, 2023, in connection with preparing its financial statements for the year ending December 31, 2022 and through its financial control processes of evaluating new contracts with collaborators that were entered into by the Company in the fourth quarter of 2022, the Company re-evaluated its application of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for its prior collaboration and license agreements. The Company has historically recognized the revenue for certain arrangements ratably over the estimated research period, where the contract was treated as a single performance obligation. The Company recognized certain revenue according to this method upon adoption of ASC 606 on January 1, 2018, based on its judgement in applying the guidance outlined in ASC 606. Upon reassessment, the Company has determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period, with each research program as a separate combined performance obligation. In applying the input method, revenue is recognized based on actual full-time employee ("FTE") hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The restatement affects the accounting for the Company’s agreements with Bristol-Myers Squibb Company, Astellas Pharma Inc., and certain agreements with AbbVie Ireland Unlimited Company, and Amgen, Inc. The error resulted in an overstatement of revenue of $32.3 million, $31.9 million and $30.6 million in the statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively, a corresponding understatement of deferred revenue in the balance sheet as of December 31, 2021, 2020 and 2019, respectively.

While the restatement impacts the timing of certain revenue recognition, it does not impact the total revenue that will be recognized for each collaboration and license agreement. The restatement has no impact on the Company’s current cash position or cash flows, or on the Company’s progress in any of its ongoing research and development collaborations.

On February 23, 2023, management and the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after consultation with Ernst & Young LLP, the Company’s independent registered public accounting firm, determined that the Company’s financial statements included in the Original Report should be restated to reflect the impact of these errors and accordingly, should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

As a result of the information described above, management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level and the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement. In connection with the restatement, the Company has identified a material weakness in internal control over financial reporting related to its application of ASC 606 for collaboration and license agreements. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the foregoing restatement. The following items have been amended to reflect the restatement:

•
Forward-Looking Statements
•
Risk Factors Summary
•
Part I, Item 1A. Risk Factors
•
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Part II, Item 8. Financial Statements and Supplementary Data
•
Part II, Item 9A. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatement is more fully described in Note 2 of the notes to the consolidated financial statements included herein.

Items to be Amended in the 2022 Form 10-K

In addition, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, CytomX Therapeutics, Inc. (the “Company”) will restate its previously issued (i) unaudited condensed balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2022, six months ended June 30, 2022, and nine months ended September 30, 2022, and unaudited notes related thereto, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.

CYTOMX THERAPEUTICS, INC.

AMENDED ANNUAL REPORT ON FORM 10-K/A

Forward-Looking Statements

This Amended Annual Report on Form 10-K/A contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

Any forward-looking statements in this Amended Annual Report on Form 10-K/A reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors and discussed elsewhere in this Amended Annual Report on Form 10-K/A. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Amended Annual Report on Form 10-K/A also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and therapeutic biologics, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Amended Annual Report on Form 10-K/A, “we,” “us,” “our” and the “Company” refer to CytomX Therapeutics, Inc.

Trademarks

This Amended Annual Report on Form 10-K/A includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Amended Annual Report on Form 10-K/A are the property of their respective owners.

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

Licenses from ImmunoGen

In February 2016, we exercised our option to obtain a worldwide, exclusive, sublicensable license from ImmunoGen for development and commercialization of products directed against the target selected by us under our research collaboration agreement with ImmunoGen. Additionally, in December 2019, we obtained a worldwide, exclusive, sublicensable license to ImmunoGen’s EpCAM conditionally activated ADC program. See the description of the license agreements set forth under the caption “Our Collaborations—ImmunoGen, Inc.” in this Item 1 of this Amended Annual Report on Form 10-K/A.

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

We view our operations and measure our business as one reportable segment operating in the United States. See Note 2 to our audited financial statement included elsewhere in this Amended Annual Report on Form 10-K/A for additional information. Additional information required by this item is incorporated herein by reference to PART II. Item 6 of this Amended Annual Report on Form 10-K/A.

Our research and development expenses were $114.2 million, $112.9 million, and $131.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

We maintain a website at www.cytomx.com, which contains information about us. The information in, or that can be accessed through, our website is not part of this Amended Annual Report on Form 10-K/A. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are available, free of charge, on or through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors Summary

We are providing the following summary of risk factors contained in this Amended Annual Report on Form 10-K/A to enhance the readability and accessibility of our risk factor disclosures in accordance with SEC rules. Please carefully review the full risk factors pertaining to this summary and to additional general risk factors contained in this Amended Annual Report on Form 10-K/A in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

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
•
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2021. If our remediation of the material weakness is not effective or if we fail to develop and maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels and our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
•
The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our Common Stock.
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

Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Amended Annual Report on Form 10-K/A, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $623.6 million and $507.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We evaluated the impact of ASU 2014-09 on our financial statements and adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption. Additionally, for the purpose of revenue recognition, we are required to estimate the level of effort, as measured by full-time equivalent (FTE) hours to complete our research development programs. Such estimates are inherently uncertain and may result in changes in estimates to financial statements in subsequent periods.

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

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective or if we fail to develop and maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels and our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We evaluate our internal controls systems to allow management to report on the effectiveness of the operation of our internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results.

In addition, we are required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally acceptable accounting principles in the United States (“GAAP”). This assessment needs to include disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. If we are not a “smaller reporting company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary practices and procedures related to internal control over financial reporting, we have identified and may again in the future identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of its attestation report if required. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

If we fail to implement the requirements of Section 404 in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and The Nasdaq Global Select Market. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, management and Ernst & Young LLP, the Company’s independent registered public accounting firm, determined that as of December 31, 2021, a material weakness existed in our internal control over financial reporting due to ineffective controls to evaluate and review the accounting for revenue recognition for certain of our research and development collaborations under ASC 606 in accordance with GAAP. As outlined in our prior SEC filings, the Company has historically recognized the revenue for certain revenue in our third-party collaborations ratably over the estimated research period. The Company recognized certain revenue according to this method upon adoption of ASC 606 on January 1, 2018, based on its judgement in applying the guidance outlined in ASC 606. Upon reassessment, the Company, in consultation with its independent auditors, has determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period. As a result, we determined that the Company’s financial statements for the years ended December 31, 2019, 2020 and 2021, and each of the previously reported quarters from 2021 through 2022 (the “Restated Periods”) should be restated to recognize revenue under the input method as described above in this 10-K/A. While the restatement impacts the timing of certain revenue recognition during the Restated Periods, it does not impact the total revenue that will be recognized for each collaboration agreement.

We are taking steps to remediate the operating deficiency in our internal controls related to revenue recognition. We cannot assure you the measures we are taking to remediate the material weakness will be sufficient to remediate the material weakness or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a further restatement of our financial statements for prior periods.

If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer a smaller reporting company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, or litigation which could require additional financial and management resources.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our Common Stock.

We are restating our consolidated financial statements for the Restated Periods, including the condensed consolidated financial statements included in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively, due to errors relating to our method of recognizing revenue for certain third-party collaborations. Specifically, as outlined in our prior SEC filings, the Company has historically recognized the revenue for certain revenue in our third-party collaborations ratably over the estimated research period which Company management deemed to be reflective of the Company’s obligation to make the Probody therapeutic platform continuously available to the collaborator through research activities over such period. While the restatement impacts the timing of certain revenue recognition, it does not impact the total revenue that will be recognized for each collaboration agreement. The review of related revenue recognition and the preparation of our restated financial statements has caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatements, investors may lose confidence in our operating results, the price of our Common Stock could decline and we may be subject to shareholder or other litigation or regulatory enforcement actions in connection with the restatement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III. Item 12 of this Amended Annual Report on Form 10-K/A.

Use of Proceeds from Registered Securities

None.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Amended Annual Report on Form 10-K/A, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Amended Annual Report on Form 10-K/A. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K/A. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K/A.

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement of our financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K/A and in Note 2 of the notes to the consolidated financial statements included herein.

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

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $115.9 million, $64.8 million, and $132.8 million for 2021, 2020 and 2019, respectively. As of December 31, 2021and 2020, we had an accumulated deficit of $623.6 million and $507.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using an input method for the entire performance obligation. In addition to receiving upfront payments, we are entitled to variable payments related to research and development services provided and may be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from variable payments and milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, is also recognized over the performance period based on a similar method.

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

Comparison of Years Ended December 31, 2021 and 2020

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2021	2020	Change
	(As Restated)	(As Restated)
AbbVie	$11,546	$39,863	$(28,317)
Amgen	8,488	8,522	(34)
Astellas	17,278	7,332	9,946
Bristol Myers Squibb	-	12,710	(12,710)
Total Revenue	$37,312	$68,427	$(31,115)

The decrease in revenue of $31.1 million for 2021 compared to 2020 was primarily due to:

•
a decrease in revenue of $28.3 million from AbbVie primarily due to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”), of which $26.6 million was recognized reflecting the project percentage completion to date in the first quarter of 2020; and
•
a decrease in revenue from Bristol Myers Squibb of $12.7 million due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of the first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020 and a lower percentage of completion, due to no activities towards the Company’s performance obligation in 2021 relative to 2020 under the Collaboration and License Agreement with Bristol Myers Squibb (the “BMS Agreement”); partially offset by
•
an increase in revenue from Astellas of $9.9 million driven by higher percentage of completion in 2021 towards the Company’s performance obligations under the Collaboration and License Agreement (the "Astellas Agreement").

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

Comparison of Years Ended December 31, 2020 and 2019

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2020	2019	Change
	(As Restated)	(As Restated)
AbbVie	$39,863	$5,305	$34,558
Amgen	8,522	4,087	4,435
Astellas	7,332	-	7,332
Bristol Myers Squibb	12,710	17,510	(4,800)
Total revenue	$68,427	$26,902	$41,525

The increase in revenue of $41.5 million for 2020 compared to 2019 was primarily due to:

•
an increase in revenue of $34.6 million from AbbVie primarily due to (a) $28.9 million of revenue recognized related to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Agreement, reflecting the percentage completed to-date of the project for of 2020, (b) a higher percentage of completion progress under the CD71 Agreement in 2020 compared to 2019 as a result of additional full-time employee ("FTE") hours incurred in 2020; (c) a higher percentage of completion progress under the Discovery Collaboration and Licensing Agreement (the “Discovery Agreement”), including progress towards the Company’s performance obligation for the target selected in June 2019 by AbbVie, in 2020 compared to 2019 as a result of additional FTE hours incurred;

•
an increase in revenue of $4.4 million from Amgen primarily due to an increase in the percentage of completion progress for the EFGR project in 2020 as a result of additional FTE hours incurred, and the completion of the clinical candidate characterization phase and moving to the IND-enabling phase earlier than planned in the second quarter of 2020 which resulted in a reduction of the estimated FTE hours-to-completion of the Amgen EGFR program under the Amgen Agreement;
•
an increase in revenue of $7.3 million from Astellas driven by the percentage of completion progress towards the Company's performance obligations under the Astellas Agreement entered into in March 2020; and
•
a decrease in revenue of $4.8 million from Bristol Myers Squibb primarily due to certain targets terminated under BMS Agreement in the first quarter of 2019; partially offset by the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020, as well as the additional revenue recognized due to a reduction in the estimated hours-to-completion for an ongoing research collaboration program.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
External costs incurred by product candidate (target):	(in thousands)
CX-2009 (CD166)	$16,191	$15,014	$1,177
CX-2029 (CD71)	5,978	9,376	(3,398)
CX-072 (PD-L1)	10,642	27,054	(16,412)
Other wholly owned and partnered programs	19,255	11,591	7,664
General research and development expenses	13,016	21,568	(8,552)
	65,082	84,603	(19,521)
Internal Costs	47,854	47,016	838
Total research and development expenses	$112,936	$131,619	$(18,683)

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

Quarterly Discussion and Analysis

The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed financial statements disclosed in Part II. Item 8. Financial Statements and Supplementary Data, Note 17, “Selected Quarterly Financial Data (Unaudited)", of this Form 10-KA.

The following table summarizes our revenue by collaboration partner during the respective periods:

Comparison of the three months ended March 31, 2021 and March 31, 2020

	Three Months Ended March 31,
	2021	2020
	(As Restated)	(As Restated)	Change
	(in thousands)
AbbVie	$1,486	$34,358	$(32,872)
Amgen	2,546	1,769	777
Astellas	4,165	49	4,116
Bristol Myers Squibb	-	10,719	(10,719)
Total revenue	$8,197	$46,895	$(38,698)

The decrease in revenue of $38.7 million for the three months ended March 31, 2021 compared to the corresponding period of 2020 was primarily due to:

•
a decrease in revenue of $32.9 million from AbbVie primarily due to the $40.0 million milestone payment earned in the three months ended March 31, 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Agreement, of which $26.6 million was recognized in the three months ended March 31, 2020 reflecting the percentage completed to-date of the project, as well as a $4.7 million favorable change in estimate in the first quarter of 2020 due to a decrease in projected hours-to-completion related to the Discovery Agreement;
•
an increase in revenue from Astellas of $4.1 million primarily due to a higher percentage of project completion for the Astellas Agreement entered into in March 2020; and
•
a decrease in revenue from Bristol Myers Squibb of $10.7 million primarily due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020 and there were no activities towards the Company’s performance obligation in 2021 relative to 2020 under the BMS Agreement.

Comparison of the three and six months ended June 30, 2021 and June 30, 2020

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
	(As Restated)	(As Restated)	Change	(As Restated)	(As Restated)	Change
	(in thousands)			(in thousands)
AbbVie	$2,734	$353	$2,381	$4,220	$34,711	$(30,491)
Amgen	1,715	3,621	(1,906)	4,261	5,390	(1,129)
Astellas	4,346	1,023	3,323	8,511	1,072	7,439
Bristol Myers Squibb	-	1,991	(1,991)	-	12,710	(12,710)
Total revenue	$8,795	$6,988	$1,807	$16,992	$53,883	$(36,891)

The increase in revenue of $1.8 million for the three months ended June 30, 2021 compared to the corresponding period of 2020 was primarily due to:

•
an increase in revenue from AbbVie of $2.4 million primarily due to a higher percentage of project completion in the current quarter under the AbbVie Agreements;
•
an increase in revenue from Astellas of $3.3 million primarily due to higher percentage of completion in current period towards the Company’s performance obligations under the Astellas Agreement entered into in March 2020;
•
a decrease in revenue from Bristol Myers Squibb of $2.0 million due to no activities towards the Company’s performance obligation in 2021 relative to 2020 under the BMS Agreement;
•
a decrease in revenue from Amgen of $1.9 million primarily driven by additional revenue recognized through June 30, 2020 given the completion of CX-904 clinical candidate characterization phase and its progress into the IND-enabling phase earlier than planned under the Amgen Agreement.

The decrease in revenue of $36.9 million for the six months ended June 30, 2021 compared to the corresponding period of 2020 was primarily due to:

•
a decrease in revenue of $30.5 million from AbbVie primarily due to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Agreement, of which $26.6 million was recognized reflecting the project percentage completion to date in the first quarter of 2020, as well as a $4.7 million favorable change in estimate in the first quarter of 2020 due to a decrease in projected hours-to-completion related to the Discovery Agreement;
•
a decrease in revenue from Bristol Myers Squibb of $12.7 million primarily due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020, and there were no activities towards the Company’s performance obligation in 2021 relative to 2020 under the BMS Agreement;
•
a decrease in revenue from Amgen of $1.1 million primarily due to a decrease in the projected FTE hours-to-completion and higher percentage of completion resulting from the completion of the clinical candidate characterization phase during the six months ended June 30, 2020 and moving to the IND-enabling phase earlier than planned;
•
an increase in revenue from Astellas of $7.4 million due to higher percentage of completion in current period towards the Company’s performance obligations under the Astellas Agreement.

Comparison of the three and nine months ended September 30, 2021 and September 30, 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
	(As Restated)	(As Restated)	Change	(As Restated)	(As Restated)	Change
	(in thousands)			(in thousands)
AbbVie	$2,277	$3,243	$(966)	$6,497	$37,954	$(31,457)
Amgen	2,352	1,548	804	6,613	6,938	(325)
Astellas	4,560	2,675	1,885	13,071	3,747	9,324
Bristol Myers Squibb	-	-	-	-	12,710	(12,710)
Total revenue	$9,189	$7,466	$1,723	$26,181	$61,349	$(35,168)

The increase in revenue of $1.7 million for the three months ended September 30, 2021 compared to the corresponding period of 2020 was primarily driven by an increase in revenue from Astellas of $1.9 million due to higher percentage of completion in current period towards the Company’s performance obligations under the Astellas Agreement. There were no activities towards the Company’s performance obligation in 2021 and the Company's performance obligations on the existing targets were completed in the second quarter of 2020 under the BMS Agreement.

The decrease in revenue of $35.2 million for the nine months ended September 30, 2021 compared to the corresponding period of 2020 was primarily due to:

•
a decrease in revenue of $31.5 million from AbbVie primarily due to the $40.0 million milestone payment earned in the first quarter of 2020 for satisfying the CD71 dose escalation success criteria milestone under the CD71 Agreement, of which $26.6 million was recognized reflecting the project percentage completion to date in the first quarter of 2020, as well as a $4.7 million favorable change in estimate in the first quarter of 2020 due to a decrease in projected hours-to-completion related to the Discovery Agreement;
•
a decrease in revenue from Bristol Myers Squibb of $12.7 million primarily due to the recognition in full of the $10.0 million milestone payment earned for achieving the dosing of first patient in the Part 2 cohort expansion of the ongoing CTLA-4 program by Bristol Myers Squibb in February 2020, and there were no activities towards the Company’s performance obligation in 2021 relative to 2020 under the BMS Agreement; partially offset by
•
an increase in revenue from Astellas of $9.3 million due to higher percentage of completion in current period towards the Company’s performance obligations under the Astellas Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents and investments of $305.2 million and an accumulated deficit of $623.6 million, compared to cash, cash equivalents and investments of $316.1 million and an accumulated deficit of $507.7 million as of December 31, 2020. In January and February 2021, in an underwritten public offering of our common stock, we raised an aggregate net proceeds of approximately $107.7 million. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations for a period of at least twelve months from the issuance date of the financial statements included in this report. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Amended Annual Report on Form 10-K/A. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

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

Cash Flows from Operating Activities

2021

During the year ended December 31, 2021, cash used in operating activities was $119.0 million, which consisted of a net loss of $115.9 million, adjusted by non-cash charges of $19.3 million and a net decrease of $22.4 million relating to the changes in our net operating assets and liabilities. The non-cash charges primarily consisted of $13.2 million in stock-based compensation, $3.1 million in non-cash lease expense, $2.7 million in depreciation and amortization and $0.3 million in net accretion of discounts on our investments.

The change of our net operating assets and liabilities was primarily due to:

•
a net decrease of $33.9 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
an increase of $7.4 million in accrued liabilities and accounts payable primarily due to timing of payments and an increase in research and clinical expenses
•
an increase of $4.1 million in cash flows from prepaid expenses and other current assets and other assets primarily due to reduced advance payments to our third-party manufacturing vendors and timing of payments.

2020

During the year ended December 31, 2020, cash provided by operating activities was $5.3 million, which consisted of a net loss of $64.8 million, adjusted by non-cash charges of $20.1 million and a net increase of $50.0 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $14.8 million in stock-based compensation, $2.9 million in non-cash lease expense and $2.6 million in depreciation and amortization, which amounts were partially offset by $0.2 million in net accretion of discounts on our short-term investments.

The change of our net operating assets and liabilities was primarily due to:

•
a net increase of $62.8 million in deferred revenue resulting primarily from the $80.0 million upfront payment from Astellas as well as the $40.0 million milestone payment from AbbVie, partially offset by the continued recognition of deferred revenue from other existing customers;

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

2019

During the year ended December 31, 2019, cash used in operating activities was $140.5 million, which consisted of a net loss of $132.8 million, adjusted by non-cash charges of $23.8 million and a net decrease of $31.5 million relating to the change in our net operating assets and liabilities. The non-cash charges primarily consisted of $19.1 million in stock-based compensation; $1.6 million of common stock issued in connection with our entry into Amendment No.3 to the UCSB Agreement, $2.7 million in non-cash lease expense and $2.6 million in depreciation and amortization expense; which amounts were partially offset by $2.2 million in accretion of discounts on our short-term investments.

The change in our net operating assets and liabilities was primarily due to:

•
a decrease of $17.2 million in deferred revenue resulting from continued recognition of deferred revenue from existing customers and the termination of certain targets under the BMS Agreement in the first quarter of 2019, partially offset by the additional $10.0 million milestone payment due from AbbVie in June 2019, which payment was triggered by its selection of the second target under the Discovery Agreement with AbbVie;

•
a decrease of $15.4 million in accrued liabilities and income tax payable primarily due to the net payment of $13.1 million for our 2018 income tax liability and $3.8 million in sublicense fees, partially offset by $1.5 million increase in other liabilities during 2019;

•
a decrease of $1.0 million in cashflow with $0.4 million from accounts payable and $0.6 million from other assets; and
•
an increase of $2.1 million in cash flows from prepaid expenses and other current assets.

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

Our collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities; or upon receipt of actual marketing approvals of a covered product or for additional indications. To date we have concluded that these contingent payments should be fully constrained until the conditions are met. At each reporting date, we re-evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

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

Most of our collaboration arrangements are related to delivering a combined performance obligation satisfied over time. Revenue is recognized over the estimated research period using an input measure based on our actual FTE hours incurred as a percentage of projected FTE hours for completing the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and the related estimated FTE hours-to-completion of certain of our research development programs in 2021, 2020, and 2019. Such adjustments have impacted and may continue to impact the amounts and timing of our revenue recognized.

Any consideration payable to our customers is treated as a reduction to the transaction price and revenue, unless the payment to the customer is in exchange for distinct good and services.

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

AMENDED ANNUAL REPORT ON FORM 10-K/A

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2023, expressed an adverse opinion thereon.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2019, 2020 and 2021 financial statements have been restated to correct a misstatement.

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

The Company recorded revenue from collaboration agreements of $37.3 million for the year ended December 31, 2021. As described in Note 2, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

How We Addressed the Matter in Our Audit

To test the accounting treatment for revenue from collaboration arrangements, we evaluated, among other things, whether the identified performance obligations were properly determined, and the transaction price was properly measured and allocated to the identified performance obligations. To test the measurement of efforts toward satisfying the performance obligation, our audit procedures included, among others, testing a sample of cash receipts, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting research or steering committee minutes, evaluating the application of the input method for the recognition of revenue and testing the estimated total inputs and actual inputs incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Jose, California

March 1, 2022, except for the effects of the restatement disclosed in Note 2 of the financial statements, as to which the date is March 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CytomX Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, CytomX Therapeutics, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

In our report dated March 1, 2022, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the Company’s application of Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers, for collaboration and license agreements, and has further concluded that such deficiency represented a material weakness as of December 31, 2021. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2021. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s controls related to the application of ASC 606 for collaboration and license agreements failed to operate effectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 1, 2022, except for the effects of the restatement disclosed in Note 2 of the financial statements, as to which the date is March 27, 2023, which expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Jose, California

March 1, 2022, except for the effect of the material weakness described in the third paragraph above, as to which the date is March 27, 2023

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$205,530	$191,859
Short-term investments	99,696	124,260
Accounts receivable	790	798
Prepaid expenses and other current assets	4,285	7,096
Total current assets	310,301	324,013
Property and equipment, net	5,960	6,950
Intangible assets, net	1,021	1,167
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	19,362	22,495
Other assets	901	2,172
Total assets	$339,411	$358,663
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,818	$2,996
Accrued liabilities	34,236	23,059
Deferred revenues, current portion	40,816	42,056
Total current liabilities	77,870	68,111
Deferred revenue, net of current portion	243,944	276,651
Operating lease liabilities - long term	18,056	21,675
Total liabilities	339,870	366,437
Commitments and contingencies (Note 11)
Stockholders' equity (deficit)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized, and 65,392,758 and 48,251,819 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	623,344	499,964
Accumulated other comprehensive loss	(242)	(47)
Accumulated deficit	(623,562)	(507,692)
Total stockholders' equity (deficit)	(459)	(7,774)
Total liabilities and stockholders' equity (deficit)	$339,411	$358,663

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
	(As Restated)	(As Restated)	(As Restated)
Revenues	$37,312	$68,427	$26,902
Operating expenses:
Research and development	114,194	112,936	131,619
General and administrative	39,160	36,031	36,765
Total operating expenses	153,354	148,967	168,384
Loss from operations	(116,042)	(80,540)	(141,482)
Interest income	255	1,836	8,365
Other expense, net	(83)	(27)	(135)
Loss before income taxes	(115,870)	(78,731)	(133,252)
Benefit from income taxes	-	(13,911)	(427)
Net loss	$(115,870)	$(64,820)	$(132,825)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(195)	(104)	139
Impact of adoption of new accounting pronouncement	—	—	11
Total comprehensive loss	$(116,065)	$(64,924)	$(132,675)
Net loss per share, basic and diluted	$(1.81)	$(1.40)	$(2.93)
Shares used to compute net loss per share, basic and diluted	64,146,848	46,145,563	45,335,927

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018 (As Restated)	45,083,209	$1	$445,956	$(93)	$(310,036)	$135,828
Impact of adoption of new accounting pronouncement - ASU 2018-02	—	—	—	11	(11)	—
Exercise of stock options	146,930	—	633	—	—	633
Issuance of common stock under the Employee Stock Purchase Plan	142,949	—	994	—	—	994
Issuance of common stock to UCSB	150,000	—	1,602	—	—	1,602
Stock-based compensation	—	—	19,100	—	—	19,100
Other comprehensive income	—	—	—	139	—	139
Net loss (As Restated)	—	—	—	—	(132,825)	(132,825)
Balance at December 31, 2019 (As Restated)	45,523,088	1	468,285	57	(442,872)	25,471
Exercise of stock options	1,064,830	—	4,876	—	—	4,876
Issuance of common stock under the Employee Stock Purchase Plan	128,684	—	729	—	—	729
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	1,535,217	—	11,288	—	—	11,288
Stock-based compensation	—	—	14,786	—	—	14,786
Other comprehensive loss	—	—	—	(104)	—	(104)
Net loss (As Restated)	—	—	—	—	(64,820)	(64,820)
Balance at December 31, 2020 (As Restated)	48,251,819	1	499,964	(47)	(507,692)	(7,774)
Exercise of stock options	528,503	—	1,428	—	—	1,428
Issuance of common stock under the Employee Stock Purchase Plan	183,865	—	1,073	—	—	1,073
Issuance of common stock in follow-on offering, net of issuance cost	16,428,571	—	107,712	—	—	107,712
Stock-based compensation	—	—	13,167	—	—	13,167
Other comprehensive loss	—	—	—	(195)	—	(195)
Net loss (As Restated)	—	—	—	—	(115,870)	(115,870)
Balance at December 31, 2021 (As Restated)	65,392,758	$1	$623,344	$(242)	$(623,562)	$(459)

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(115,870)	$(64,820)	$(132,825)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	146	146	146
Depreciation and amortization	2,560	2,427	2,459
Amortization of premium (accretion of discounts) on investments	272	(236)	(2,228)
Stock-based compensation expense	13,167	14,786	19,100
Non-cash lease expense	3,133	2,887	2,672
Issuance of common stock in connection with UCSB sublicense fee	—	—	1,602
Changes in operating assets and liabilities
Accounts receivable	8	(785)	84
Prepaid expenses and other current assets	2,811	81	2,074
Other assets	1,271	(157)	(640)
Accounts payable	(139)	(857)	(374)
Accrued liabilities, income tax payable and other long-term liabilities	7,558	(11,039)	(15,396)
Deferred revenue	(33,948)	62,826	(17,154)
Net cash (used in) provided by operating activities	$(119,031)	$5,259	$(140,480)
Cash flows from investing activities:
Purchases of property and equipment	(1,609)	(2,309)	(3,497)
Purchases of investments	(99,898)	(199,108)	(174,992)
Maturities of investments	123,996	182,699	258,190
Net cash provided by (used in) investing activities	$22,489	$(18,718)	$79,701
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	107,712	11,288	—
Proceeds from employee stock purchase plan and exercise of stock options	2,501	5,605	1,627
Net cash provided by financing activities	$110,213	$16,893	$1,627
Net increase (decrease) in cash, cash equivalents and restricted cash	13,671	3,434	(59,152)
Cash, cash equivalents and restricted cash, beginning of year	192,776	189,342	248,494
Cash, cash equivalents and restricted cash, end of year	$206,447	$192,776	$189,342

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—	$13,061

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$83	$122	$428
Right of use assets obtained in exchange for operating lease obligations	$—	$—	$28,054

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

Restatement of Financial Statements

The Company re-evaluated its application of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for its prior collaboration and license agreements. The Company has historically recognized the revenue for certain arrangements ratably over the estimated research period, where the contract was treated as a single performance obligation. Upon reassessment, the Company has determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period, with each research program as a separate combined performance obligation. In applying the input method, revenue is recognized based on actual full-time employee ("FTE") hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The restatement affects the accounting for the Company’s agreements with Bristol-Myers Squibb Company, Astellas Pharma Inc., and certain agreements with AbbVie Ireland Unlimited Company, and Amgen, Inc. The error resulted in an overstatement of revenue in the statements of operations for the years ended December 31, 2021, 2020 and 2019, and an understatement of deferred revenue in the balance sheets as of December 31, 2021 and 2020.

Impact of Restatement

See below for a reconciliation from the previously reported to the restated amounts in the statements of operations for the years ended December 31, 2021, 2020 and 2019, and in the balance sheets as of December 31, 2021 and 2020. The previously reported amounts were derived from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above.

The correction of this misstatement resulted in a decrease in revenue of $32.3 million, $31.9 million and $30.6 million in the statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively, and a cumulative increase in total deferred revenue of $89.8 million and $57.6 million in the balance sheets as of December 31, 2021 and 2020, respectively.

The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

	December 31, 2021			December 31, 2020
	As previously Reported	Restatement Adjustment	As Restated	As previously Reported	Restatement Adjustment	As Restated
Balance Sheets
Deferred revenue, current portion	$69,262	$(28,446)	$40,816	$74,869	$(32,813)	$42,056
Total current liabilities	106,316	(28,446)	77,870	100,924	(32,813)	68,111
Deferred revenue, net of current portion	125,660	118,284	243,944	186,261	90,390	276,651
Total liabilities	250,032	89,838	339,870	308,860	57,577	366,437
Accumulated deficit	(533,724)	(89,838)	(623,562)	(450,115)	(57,577)	(507,692)
Total stockholders' equity (deficit)	89,379	(89,838)	(459)	49,803	(57,577)	(7,774)
Total liabilities and stockholders' equity (deficit)	339,411	—	339,411	358,663	—	358,663

	Year Ended December 31, 2021			Year Ended December 31, 2020				Year Ended December 31, 2019
	As previously Reported	Restatement Adjustment	As Restated	As previously Reported	Restatement Adjustment		As Restated	As previously Reported	Restatement Adjustment	As Restated
Statements of Operations
Revenue	$69,573	$(32,261)	$37,312	$100,362	$(31,935)		$68,427	$57,489	$(30,587)	$26,902
Operating expenses:
Research and development	114,194	—	114,194	112,936	—		112,936	131,619	—	131,619
General and administrative	39,160	—	39,160	36,031	—		36,031	36,765	—	36,765
Total operating expenses	153,354	—	153,354	148,967	—		148,967	168,384	—	168,384
Loss from operations	(83,781)	(32,261)	(116,042)	(48,605)	(31,935)		(80,540)	(110,895)	(30,587)	(141,482)
Interest income	255	—	255	1,836	—		1,836	8,365	—	8,365
Other income (expense)	(83)	—	(83)	(27)	—		(27)	(135)	—	(135)
Loss before income taxes	(83,609)	(32,261)	(115,870)	(46,796)	(31,935)		(78,731)	(102,665)	(30,587)	(133,252)
Loss/(Benefit) from income taxes	—	—	-	(13,911)	—		(13,911)	(427)		(427)
Net loss	(83,609)	(32,261)	(115,870)	(32,885)	(31,935)		(64,820)	(102,238)	(30,587)	(132,825)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	(195)	—	(195)	(104)	—		(104)	139	—	139
Impact of adoption of new accounting pronouncement	-	—	—	—	—		—	11	—	11
Comprehensive income (loss)	$(83,804)	$(32,261)	$(116,065)	$(32,989)	(31,935)	$-	$(64,924)	$(102,088)	$(30,587)	$(132,675)
Net loss per share, basic and diluted	$(1.30)		$(1.81)	$(0.71)			$(1.40)	$(2.26)		$(2.93)
Shares used to compute net loss per share, basic and diluted	64,146,848		64,146,848	46,145,563			46,145,563	45,335,927		45,335,927

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	As previously Reported	Restatement Adjustment	As Restated	As previously Reported	Restatement Adjustment	As Restated	As previously Reported	Restatement Adjustment	As Restated
Statements of Stockholders' Equity (Deficit)
Net loss	(83,609)	(32,261)	(115,870)	(32,885)	(31,935)	(64,820)	(102,238)	(30,587)	(132,825)
Accumulated deficit	(533,724)	(89,838)	(623,562)	(450,115)	(57,577)	(507,692)	(417,230)	(25,642)	(442,872)
Total stockholders' equity (deficit)	89,379	(89,838)	(459)	49,803	(57,577)	(7,774)	51,113	(25,642)	25,471

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	As previously Reported	Restatement Adjustment	As Restated	As previously Reported	Restatement Adjustment	As Restated	As previously Reported	Restatement Adjustment	As Restated
Statements of Cash Flow
Net loss	$(83,609)	$(32,261)	$(115,870)	$(32,885)	$(31,935)	$(64,820)	$(102,238)	$(30,587)	$(132,825)
Changes in operating assets and liabilities:
Deferred revenue	(66,209)	32,261	(33,948)	30,891	31,935	62,826	(47,741)	30,587	(17,154)
Net cash used in operating activities	(119,031)	—	(119,031)	5,259	—	5,259	(140,480)	—	(140,480)

The remainder of the notes to the Company’s financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

Customers and collaboration partners who represent 10% or more of the Company’s total revenue during each period presented or accounts receivable balance at each respective balance sheet date are as follows:

	Revenue			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
	(As Restated)	(As Restated)	(As Restated)
AbbVie Ireland Unlimited Company	$11,546	$39,863	$5,305	$—	$—
Amgen, Inc.	8,488	8,522	4,087	—	—
Astellas Pharma Inc.	17,278	7,332	—	790	798
Bristol Myers Squibb Company	—	12,710	17,510	—	—
Total revenue from customers who represent 10% or more of the Company's total revenue	$37,312	$68,427	$26,902	$790	$798

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The Company’s collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, or upon receipt of actual marketing approvals of a covered product or for additional indications. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting date, the Company re-evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Any consideration payable to the Company’s customers is treated as a reduction to the transaction price and revenue, unless the payment to the customer is in exchange for distinct good and services.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. The Company’s non-credit related unrealized gains and losses on investments and impact of adoption of new accounting pronouncements during the period represent the components of other comprehensive income (loss) that is excluded from the reported net loss.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Research and clinical expenses	$18,861	$10,092
Payroll and related expenses	9,576	8,362
Legal and professional expenses	1,468	815
Operating lease liabilities - short term	3,618	3,195
Other accrued expenses	713	595
Total	$34,236	$23,059

9. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partners (in thousands):

	Year Ended December 31,
	2021	2020	2019
	(As Restated)	(As Restated)	(As Restated)
AbbVie	$11,546	$39,863	$5,305
Amgen	8,488	8,522	4,087
Astellas	17,278	7,332	—
Bristol Myers Squibb	—	12,710	17,510
Total revenue	$37,312	$68,427	$26,902

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie will co-develop a conditionally activated antibody-drug conjugate (“ADC”) against CD71, with the Company responsible for preclinical and early clinical development. AbbVie will be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company will assume 35% of the net profits or net losses related to later development and commercialization unless it opts out. If the Company opts-out from participation of co-development of the CD71 conditionally activated ADC, which includes CX-2029, AbbVie will have sole right and responsibility for the further development, manufacturing and commercialization of such CD71 conditionally activated ADC.

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and was eligible to initially receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales at percentages in the high teens to low twenties if the Company participates in the co-development of the CD71 conditionally activated ADC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opts-out from the co-development of the CD71 conditionally activated ADC. The Company’s share of later stage co-development costs for each CD71 conditionally activated ADC is capped, provided that AbbVie may offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of payment of an associated sublicense fee of $1.0 million to Seagen Inc., formerly Seattle Genetics, Inc. (“SGEN”) under the Seattle Genetics Agreement) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. AbbVie had entered into a license agreement with SGEN to license certain intellectual property rights pursuant to which the Company was required to pay SGEN sublicense fees for certain milestone achievements and an annual maintenance fee. These sublicense fees were treated as reductions to the transaction price and combined with the performance obligation to which they relate.

In May 2018, the United States Food and Drug Administration (“FDA”) cleared the IND application for CX-2029. As a result, the Company achieved the IND success criteria under the CD71 Agreement and received a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). In March 2020, the Company earned a $40.0 million milestone payment for satisfying the CD71 dose escalation success criteria under the CD71 Agreement. Inclusive of 2017, 2018 and 2020

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

milestone payments, as of December 31, 2021, the Company has received in aggregate $100.0 million in upfront and milestone payments under the CD71 Agreement.

Under the terms of the Discovery Agreement, AbbVie received exclusive worldwide rights to develop and commercialize conditionally activated ADCs against up to two targets, one of which was selected in March 2017. AbbVie had the option to select a second target in exchange for a $10.0 million payment. The Company concluded that, at the inception of the agreement, AbbVie’s option to select the additional target was not a material right and did not represent a performance obligation of the agreement and would be accounted for as a separate arrangement upon exercise. The Company shall perform research services to discover the Probody therapeutics and create conditionally activated ADCs for the nominated collaboration targets. From that point, AbbVie shall have sole right and responsibility for development and commercialization of products comprising or containing such conditionally activated ADCs (“Discovery Licensed Products”).

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million for the first target in April 2016 and subsequently earned an additional $10.0 million payment triggered by selection of the second target by AbbVie in June 2019. The Company is also eligible to receive up to $265.0 million for each target, in development, regulatory and commercial milestone payments and royalties at percentages in the high single to low teens from commercial sales of any resulting conditionally activated ADCs. The second target was selected under the Discovery Agreement that allows AbbVie to select a target for developing a conditionally activated ADC or a Probody.

The Company determined that the AbbVie Agreements should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed. Therefore, the Company concluded that there are two distinct performance obligations:

(1)
the CD71 Agreement performance obligation consisting of the CD71 Agreement research, development and commercialization license, related research services and participation in the joint research committee, and
(2)
the Discovery Agreement performance obligation consisting of the Discovery Agreement research, development and commercialization license, related research services and participation in the joint research committee.

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

Therefore, of the $39.8 million total initial transaction price discussed above, the Company allocated $29.8 million to the CD71 Agreement performance obligation and $10.0 million to the Discovery Agreement performance obligation and recognized revenue using an input measure for each performance obligation. In applying the input method, revenue is recognized based on actual FTE hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company updated the transaction price for the CD71 Agreement performance obligation in May 2018, to include achievement of the $21.0 million milestone (net of the payment of an associated sublicense fee of $4.0 million to SGEN) and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The transaction price was updated again in March 2020 upon achievement of the $40.0 million milestone related to

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

satisfaction of the CD71 dose escalation success criteria and $26.6 million was recognized as revenue related to this milestone reflecting the percentage completed to-date on the project as of March 2020.

During 2019, as a result of ongoing dose escalation in the continued development program related to the CD71 Agreement performance obligation, there was a change in estimate of the research service period as well as an increase in the projected FTE hours-to-completion. As of December 31, 2021, the research service period for the CD71 Agreement performance obligation was extended during the course of the arrangement from April 2021 to March 2023.

In June 2019, the Company received a $10.0 million payment for the second target selected by AbbVie under the Discovery Agreement. The $10.0 million payment is being recognized as revenue using the input method based on FTE hours incurred as a percentage of total estimated FTE hours for completing the related performance obligation over the estimated research service period of five years.

The Company determined that the remaining potential milestone payments under the AbbVie agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of December 31, 2021.

As of December 31, 2021 and 2020, deferred revenue related to the CD71 Agreement performance obligation was $16.1 million and $25.2 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $6.5 million and $8.9 million, respectively.

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

CYTOMX THERAPEUTIC, INC.

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

Furthermore, the Amgen Other Products are accounted for as a separate performance obligation from the EGFR Products as the nature of the services being performed is not the same and the value that Amgen can derive from one program is not dependent on the success of the other. The Company evaluates the measure of progress each reporting period using the cost input-method and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations. The transaction price of each performance obligation was recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the research service

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

period. At the end of the second quarter of 2019, the Company determined that it would undertake additional testing and assessment of the molecules being evaluated under the EGFR project. As a result, the estimated FTE hours-to-completion and research service period related to the EGFR project were increased to eight years. In the second quarter of 2020, the Company completed the clinical candidate characterization phase and has moved into the IND-enabling phase earlier than planned. As a result, the estimated FTE hours-to-completion and research service period related to the EGFR project were decreased from eight to approximately seven years. The $4.8 million transaction price allocated to the Amgen Other Product performance obligation is recognized using estimated FTE hours-to-completion over the estimated research service period of six years.

As of December 31, 2021 and 2020 deferred revenue related to the EGFR Products performance obligation was $21.8 million and $29.8 million, respectively. As of December 31, 2021 and 2020, deferred revenue related to the Amgen Other Products performance obligation was $1.8 million and $2.3 million, respectively.

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

The Company determined that the license and expertise related to the development of product candidates should be combined with the research and development services and participation in the joint research committee as one combined performance obligation for each collaboration target. The Company concluded, that at the inception of the agreement, Astellas’ Expansion Option for two Additional Targets were not material rights and therefore not considered performance obligations. As such, each option will be accounted for as a separate arrangement upon exercise.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

The initial transaction price of $103.2 million consists of the upfront fee of $80.0 million and estimated research and development service fees of $23.2 million. The transaction price was allocated between the four performance obligations based on the relative standalone selling price of each performance obligation, which was deemed to be equal at the inception of the agreement. The Company determined that all potential milestone payments are constrained as of December 31, 2021 due to the significant uncertainty of achievement.

The transaction price as allocated to the combined performance obligation for each target, is recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred of each target.

As of December 31, 2021 and 2020, deferred revenue relating to the Astellas Agreement was $60.3 million and $74.2 million, respectively. The amount due from Astellas under the Astellas Agreement was $0.8 million and $0.8 million as of December 31, 2021 and 2020, respectively.

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

Pursuant to the BMS Agreement, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $50.0 million and estimated research and development service fees, and the Company was initially entitled to receive contingent payments of up to $25.0 million for additional targets and contingent payments for development, regulatory and sales milestones. In addition, the Company was entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales.

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

Pursuant to Amendment 1, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $200.0 million, estimated research and development service fees, and contingent payments for development, regulatory and sales milestones for the eight targets. The Company was also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. Amendment 1 did not change the term of the Bristol Myers Squibb’s royalty obligation under the BMS Agreement. Bristol Myers Squibb’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The Company elected the practical expedient related to contract modifications upon adoption of ASC 606 and combined the original agreement and Amendment 1. The Company determined that the exclusive research, development and commercialization license, the related research services and expertise related to the development of product candidates should be combined with the participation in the joint research committee as one combined performance obligation for each collaboration target. The Company also concluded that, at the inception of the agreement, Bristol Myers Squibb’s options for the third and fourth targets were material rights and performance obligations. As such, the material rights were accounted for as part of the initial transaction price.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

The initial transaction price for the BMS Agreement and Amendment 1, collectively, was $304.7 million consisting of the upfront fees of $250.0 million, target selection fees for the third and fourth targets of $25.0 million, estimated research and development service fees of $17.7 million and milestone payments received up to January 1, 2018, of $12.0 million. The Company determined that the remaining potential milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. Therefore, these payments were fully constrained and were not included in the transaction price upon the adoption of ASC 606 on January 1, 2018. The initial transaction price for the combined obligation for each collaboration target is recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the estimated research service period of each collaboration target.

During the first quarter of 2019, Bristol Myers Squibb terminated pre-clinical activities on three of the first four collaboration targets selected under the original 2014 BMS Agreement. The Company determined that upon the termination of pre-clinical activities on the three collaboration targets, it has no further obligations related to such targets. The Company accounted for the termination of the three targets as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. The Company continues to be obligated to perform research work under Amendment 1 executed in March 2017.

In February 2020, Bristol Myers Squibb dosed the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program, which triggered a $10.0 million milestone payment to the Company pursuant to the terms of the BMS Agreement. The $10.0 million milestone payment was recognized as revenue in the first quarter of 2020 as the Company had completed its performance obligation related to this collaboration target.

In February 2021, the Company and Bristol Myers Squibb entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as amended by Amendment 1. Subsequent to Amendment 2, in addition to Bristol Myers Squibb’s ongoing development of the CTLA-4 program, Bristol Myers Squibb also had the exclusive worldwide rights to develop and commercialize Probody therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection was extended and the Company will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb over the estimated research period, which is projected to end in April 2025. Pursuant to Amendment 2, the Company was eligible to receive contingent payments for development, regulatory and sales milestones. It is also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales. The Company accounted for Amendment 2 as a modification and reallocated the remaining unrecognized transaction price to the remaining performance obligations.

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was still probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price on December 31, 2021. As of December 31, 2021, the Company has received in aggregate $297.0 million in upfront and milestone payments under the agreement. As of December 31, 2021, the Company is eligible for up to approximately $2.1 billion in contingent payments for development, regulatory and sales milestones based on the ongoing collaboration projects, including the CTLA-4 program, with BMS.

As of December 31, 2021 and 2020, deferred revenue relating to the BMS Agreement was $178.3 million and $178.3 million, respectively.

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

In December 2019, the parties entered into a license agreement (the “ImmunoGen 2019 License”) pursuant to which the ImmunoGen Research Agreement (the "ImmunoGen 2017 License") for a target selected in December 2017, was terminated and ImmunoGen granted a license for all of ImmunoGen’s rights under the ImmunoGen 2017 License to the Company. See Note 10. License Agreement, for more information.

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

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the years ended December 31, 2021 and 2020 (in thousands):

	Balance at 12/31/2018	Additions	Deductions	Balance at 12/31/2019
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Deferred revenue	$273,035	$10,000	$(27,154)	$255,881

	Balance at 12/31/2019	Additions	Deductions	Balance at 12/31/2020
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Deferred revenue	$255,881	$121,635	$(58,809)	$318,707

	Balance at 12/31/2020	Additions	Deductions	Balance at 12/31/2021
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Deferred revenue	$318,707	$3,834	$(37,781)	$284,760

The Company expects that the $284.8 million of deferred revenue related to the following contracts as of December 31, 2021 will be recognized as revenue based on actual FTE effort and program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $16.1 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized until 2023.
•
The $6.5 million of deferred revenue related to the Discovery Agreement with AbbVie is expected to be recognized until 2022.
•
The $21.8 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2024.
•
The $1.8 million of deferred revenue related to the Amgen Other Products is expected to be recognized until 2023.
•
The $60.3 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $178.3 million of deferred revenue related to the BMS Agreement is expected to be recognized until 2025.

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

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

CYTOMX THERAPEUTIC, INC.

Notes to Financial Statements

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	1.5%	2.0%	1.0%
Stock compensation	(3.1)%	(1.3)%	(1.0)%
Tax credits	2.0%	6.6%	1.9%
Change in valuation allowance	(21.4)%	(27.1)%	(22.3)%
Net operating loss carryback	0.0%	16.6%	0.0%
Return to provision adjustment	0.0%	0.0%	(0.2)%
Other	0.0%	(0.1)%	(0.1)%
Total	(0.0)%	17.7%	0.3%

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2021	2020
Net operating loss carryforwards	$49,070	$38,485
Research and development credits	20,809	16,803
Lease liability	4,555	5,223
Intangible assets	3,804	3,923
Deferred revenue	60,285	49,537
Accrued liabilities	1,933	1,512
Stock-based compensation	7,480	8,578
Other	29	20
Total gross deferred income tax assets	147,965	124,081
Less: valuation allowance	(143,355)	(118,539)
Deferred tax assets, net of valuation allowance	4,610	5,542
Fixed assets	(253)	(433)
Right-of-use assets	(4,069)	(4,724)
Prepaid expenses	(288)	(385)
Deferred tax liabilities	(4,610)	(5,542)
Net deferred income tax liabilities	$—	$—

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

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2021, 2020 and 2019 was an increase of 24.8 million, $3.9 million, and $29.1 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $225.5 million and $24.2 million, respectively, as of December 31, 2021, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $159.9 million will carryforward indefinitely. The state net operating loss carryforwards will begin to expire in 2032, if not utilized.

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

17. Selected Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for 2021 and 2020 (in thousands, except share and per share data):

	March 31, 2021
	As Reported	Restatement Adjustment	As Restated
Condensed Balance Sheets
Deferred revenue, current portion	$76,636	$(33,119)	$43,517
Total current liabilities	98,049	(33,119)	64,930
Deferred revenue, net of current portion	169,280	98,470	267,750
Total liabilities	288,136	65,351	353,487
Accumulated deficit	(465,669)	(65,351)	(531,020)
Total stockholders' equity (deficit)	146,022	(65,351)	80,671
Total liabilities and stockholders' equity (deficit)	434,158	-	434,158

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$1,228	$258	$1,486	$30,096	$4,262	$34,358
Amgen	2,582	(36)	2,546	1,695	74	1,769
Astellas	4,756	(591)	4,165	387	(338)	49
BMS	7,405	(7,405)	-	17,415	(6,696)	10,719
Total revenue	$15,971	$(7,774)	$8,197	$49,593	$(2,698)	$46,895

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$15,971	$(7,774)	$8,197	$49,593	$(2,698)	$46,895
Operating expenses:
Research and development	22,371	-	22,371	42,814	-	42,814
General and administrative	9,227	-	9,227	9,572	-	9,572
Total operating expenses	31,598	-	31,598	52,386	-	52,386
Loss from operations	(15,627)	(7,774)	(23,401)	(2,793)	(2,698)	(5,491)
Interest income	68	-	68	1,075	-	1,075
Other income (expense)	5	-	5	12	-	12
Loss before income taxes	(15,554)	(7,774)	(23,328)	(1,706)	(2,698)	(4,404)
Loss/(Benefit) from income taxes	-	-	-	(13,911)	-	(13,911)
Net income (loss)	(15,554)	(7,774)	(23,328)	12,205	(2,698)	9,507
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	4	-	4	279	-	279
Comprehensive income (loss)	$(15,550)	$(7,774)	$(23,324)	$12,484	$(2,698)	$9,786
Net income (loss) per share
Basic	$(0.26)		$(0.38)	$0.27		$0.21
Diluted	$(0.26)		$(0.38)	$0.26		$0.20
Shares used to compute net loss per share
Basic	60,968,111		60,968,111	45,723,955		45,723,955
Diluted	60,968,111		60,968,111	47,044,774		47,044,774

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Cash Flow
Net loss	$(15,554)	$(7,774)	$(23,328)	$12,205	$(2,698)	$9,507
Changes in operating assets and liabilities:
Deferred revenue	(15,214)	7,774	(7,440)	80,416	2,698	83,114
Net cash used in operating activities	(29,940)	-	(29,940)	(49,737)	-	(49,737)

	June 30, 2021
	As Reported	Restatement Adjustment	As Restated
Condensed Balance Sheets
Deferred revenue, current portion	$72,369	$(33,055)	$39,314
Total current liabilities	93,377	(33,055)	60,322
Deferred revenue, net of current portion	158,189	105,899	264,088
Total liabilities	271,487	72,844	344,331
Accumulated deficit	(484,912)	(72,844)	(557,756)
Total stockholders' equity (deficit)	130,953	(72,844)	58,109
Total liabilities and stockholders' equity (deficit)	402,440	-	402,440

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$2,078	$656	$2,734	$1,319	$(966)	$353
Amgen	1,874	(159)	1,715	3,678	(57)	3,621
Astellas	4,931	(585)	4,346	4,204	(3,181)	1,023
BMS	7,405	(7,405)	-	7,407	(5,416)	1,991
Total revenue	$16,288	$(7,493)	$8,795	$16,608	$(9,620)	$6,988

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$16,288	$(7,493)	$8,795	$16,608	$(9,620)	$6,988
Operating expenses:
Research and development	26,100	-	26,100	24,066	-	24,066
General and administrative	9,393	-	9,393	8,680	-	8,680
Total operating expenses	35,493	-	35,493	32,746	-	32,746
Loss from operations	(19,205)	(7,493)	(26,698)	(16,138)	(9,620)	(25,758)
Interest income	44	-	44	454	-	454
Other income (expense)	(82)	-	(82)	5	-	5
Loss before income taxes	(19,243)	(7,493)	(26,736)	(15,679)	(9,620)	(25,299)
Loss/(Benefit) from income taxes	-	-	-	-	-	-
Net loss	(19,243)	(7,493)	(26,736)	(15,679)	(9,620)	(25,299)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	58	-	58	(320)	-	(320)
Comprehensive income (loss)	$(19,185)	$(7,493)	$(26,678)	$(15,999)	$(9,620)	$(25,619)

Net loss per share, basic and diluted	$(0.30)		$(0.41)	$(0.34)		$(0.55)
Shares used to compute net loss per share, basic and diluted	65,055,998		65,055,998	46,057,063		46,057,063

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$3,306	$914	$4,220	$31,415	$3,296	$34,711
Amgen	4,456	(195)	4,261	5,373	17	5,390
Astellas	9,687	(1,176)	8,511	4,591	(3,519)	1,072
BMS	14,810	(14,810)	-	24,822	(12,112)	12,710
Total revenue	$32,259	$(15,267)	$16,992	$66,201	$(12,318)	$53,883

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$32,259	$(15,267)	$16,992	$66,201	$(12,318)	$53,883
Operating expenses:
Research and development	48,471	-	48,471	66,880	-	66,880
General and administrative	18,620	-	18,620	18,252	-	18,252
Total operating expenses	67,091	-	67,091	85,132	-	85,132
Loss from operations	(34,832)	(15,267)	(50,099)	(18,931)	(12,318)	(31,249)
Interest income	112	-	112	1,529	-	1,529
Other income (expense)	(77)	-	(77)	17	-	17
Loss before income taxes	(34,797)	(15,267)	(50,064)	(17,385)	(12,318)	(29,703)
Loss/(Benefit) from income taxes	-	-	-	(13,911)	-	(13,911)
Net loss	(34,797)	(15,267)	(50,064)	(3,474)	(12,318)	(15,792)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	62	-	62	(41)	-	(41)
Comprehensive income (loss)	$(34,735)	$(15,267)	$(50,002)	$(3,515)	$(12,318)	$(15,833)

Net loss per share, basic and diluted	$(0.55)		$(0.79)	$(0.08)		$(0.34)
Shares used to compute net loss per share, basic and diluted	63,023,349		63,023,349	45,890,510		45,890,510

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Cash Flow
Net loss	$(34,797)	$(15,267)	$(50,064)	$(3,474)	$(12,318)	$(15,792)
Changes in operating assets and liabilities:
Deferred revenue	(30,572)	15,267	(15,305)	64,014	12,318	76,332
Net cash used in operating activities	(58,139)	-	(58,139)	47,364	-	47,364

	September 30, 2021
	As Reported	Restatement Adjustment	As Restated
Condensed Balance Sheets
Deferred revenue, current portion	$73,089	$(32,245)	$40,844
Total current liabilities	99,772	(32,245)	67,527
Deferred revenue, net of current portion	140,770	113,487	254,257
Total liabilities	259,559	81,242	340,801
Accumulated deficit	(507,496)	(81,242)	(588,738)
Total stockholders' equity (deficit)	111,674	(81,242)	30,432
Total liabilities and stockholders' equity (deficit)	371,233	-	371,233

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$2,867	$(590)	$2,277	$4,209	$(966)	$3,243
Amgen	2,428	(76)	2,352	1,633	(85)	1,548
Astellas	4,887	(327)	4,560	4,543	(1,868)	2,675
BMS	7,405	(7,405)	-	7,403	(7,403)	-
Total revenue	$17,587	$(8,398)	$9,189	$17,788	$(10,322)	$7,466

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$17,587	$(8,398)	$9,189	$17,788	$(10,322)	$7,466
Operating expenses:
Research and development	29,143	-	29,143	24,049	-	24,049
General and administrative	11,085	-	11,085	8,634	-	8,634
Total operating expenses	40,228	-	40,228	32,683	-	32,683
Loss from operations	(22,641)	(8,398)	(31,039)	(14,895)	(10,322)	(25,217)
Interest income	70	-	70	200	-	200
Other income (expense)	(13)	-	(13)	(15)	-	(15)
Loss before income taxes	(22,584)	(8,398)	(30,982)	(14,710)	(10,322)	(25,032)
Loss/(Benefit) from income taxes	-	-	-	-	-	-
Net loss	(22,584)	(8,398)	(30,982)	(14,710)	(10,322)	(25,032)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	37	-	37	(63)	-	(63)
Comprehensive income (loss)	$(22,547)	$(8,398)	$(30,945)	$(14,773)	$(10,322)	$(25,095)

Net loss per share, basic and diluted	$(0.35)		$(0.48)	$(0.32)		$(0.54)
Shares used to compute net loss per share, basic and diluted	65,208,066		65,208,066	46,195,121		46,195,121

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$6,173	$324	$6,497	$35,624	$2,330	$37,954
Amgen	6,884	(271)	6,613	7,006	(68)	6,938
Astellas	14,574	(1,503)	13,071	9,134	(5,387)	3,747
BMS	22,215	(22,215)	-	32,225	(19,515)	12,710
Total revenue	$49,846	$(23,665)	$26,181	$83,989	$(22,640)	$61,349

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$49,846	$(23,665)	$26,181	$83,989	$(22,640)	$61,349
Operating expenses:
Research and development	77,614	-	77,614	90,929	-	90,929
General and administrative	29,705	-	29,705	26,886	-	26,886
Total operating expenses	107,319	-	107,319	117,815	-	117,815
Loss from operations	(57,473)	(23,665)	(81,138)	(33,826)	(22,640)	(56,466)
Interest income	182	-	182	1,729	-	1,729
Other income (expense)	(90)	-	(90)	2	-	2
Loss before income taxes	(57,381)	(23,665)	(81,046)	(32,095)	(22,640)	(54,735)
Loss/(Benefit) from income taxes	-	-	-	(13,911)	-	(13,911)
Net loss	(57,381)	(23,665)	(81,046)	(18,184)	(22,640)	(40,824)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	99	-	99	(104)	-	(104)
Comprehensive income (loss)	$(57,282)	$(23,665)	$(80,947)	$(18,288)	$(22,640)	$(40,928)

Net loss per share, basic and diluted	$(0.90)		$(1.27)	$(0.40)		$(0.89)
Shares used to compute net loss per share, basic and diluted	63,759,585		63,759,585	45,992,786		45,992,786

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Cash Flow
Net loss	$(57,381)	$(23,665)	$(81,046)	$(18,184)	$(22,640)	$(40,824)
Changes in operating assets and liabilities:
Deferred revenue	(47,271)	23,665	(23,606)	46,766	22,640	69,406
Net cash used in operating activities	(87,839)	-	(87,839)	22,686	-	22,686

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$5,672	$(621)	$5,051	$2,568	$(659)	$1,909
Amgen	1,860	16	1,876	1,602	(18)	1,584
Astellas	4,791	(586)	4,205	4,798	(1,213)	3,585
BMS	7,404	(7,404)	-	7,405	(7,405)	(0)
Total revenue	$19,727	$(8,595)	$11,132	$16,373	$(9,295)	$7,078

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$19,727	$(8,595)	$11,132	$16,373	$(9,295)	$7,078
Operating expenses:
Research and development	36,580	-	36,580	22,007	-	22,007
General and administrative	9,455	-	9,455	9,145	-	9,145
Total operating expenses	46,035	-	46,035	31,152	-	31,152
Loss from operations	(26,308)	(8,595)	(34,903)	(14,779)	(9,295)	(24,074)
Interest income	73	-	73	107	-	107
Other income (expense)	7	-	7	(29)	-	(29)
Loss before income taxes	(26,228)	(8,595)	(34,823)	(14,701)	(9,295)	(23,996)
Loss/(Benefit) from income taxes	-	-	-	-	-	-
Net loss	(26,228)	(8,595)	(34,823)	(14,701)	(9,295)	(23,996)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	(294)	-	(294)	-	-	-
Comprehensive income (loss)	$(26,522)	$(8,595)	$(35,117)	$(14,701)	$(9,295)	$(23,996)

Net loss per share, basic and diluted	$(0.40)		$(0.53)	$(0.32)		$(0.51)
Shares used to compute net loss per share, basic and diluted	65,295,995		65,295,995	46,600,605		46,600,605

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Amended Annual Report on Form 10-K/A. Management’s assessment of internal control over financial reporting was conducted using the criteria defined in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control – Integrated Framework, and as a result of the material weakness described below, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, and as a result of the material weakness described below, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which includes an adverse opinion on the effectiveness of internal control over financial reporting, included in this Amended Annual Report on Form 10-K/A.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with preparing its financial statements for the year ending December 31, 2022 and evaluating new collaboration and license agreements initiated in the fourth quarter of 2022, we re-evaluated our previous application of ASC 606 for our collaboration and license agreements and identified an error. Upon reassessment, we have determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period. The Company’s internal control to perform a technical accounting analysis for collaboration and license agreements failed to operate as designed. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement. In connection with the restatement, the Company has identified a material weakness in internal control over financial reporting related to its application of ASC 606 for license and collaboration agreements.

Remediation Measures

We have identified and begun to implement steps, as further described below, designed to remediate the foregoing material weakness. We will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.

To remediate this material weakness, we are in the process of improving the operation of our controls related to the application of ASC 606 to our collaboration and license agreements and the related controls to measure the progress in satisfying the performance obligations.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. The material weakness cannot be considered remediated until the applicable remedial controls operate for a period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)
Financial Statements:

The financial statements required by Item 15(a) are filed as part of this Amended Annual Report on Form 10-K/A under Item 8 “Financial Statements and Supplementary Data.”

(2)
Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Amended Annual Report on Form 10-K/A.

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/2020	1.1

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.3(d)#	Form of 2015 Plan Restricted Share Unit Award Grant Notice and Agreement	10-K	3/1/2022	10.3(d)

10.4(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.4(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

10.5#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.8#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D. dated as of September 23, 2019.	10-Q	11/7/2019	10.5

10.9	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Carlos Campoy dated as of March 9, 2020.	10-Q	5/7/2020	10.3

10.10#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.11#	Amended and Restated Severance and Change of Control Agreement effective as of October 14, 2019, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/7/2019	10.6

10.12#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	5/9/2019	10.2

10.13††	Severance and Change of Control Agreement effective as of February 3, 2020, by and between CytomX Therapeutics, Inc. and Alison Hannah, M.D.	10-K	2/27/2020	10.32

10.14#	Severance and Change of Control Agreement dated March 23, 2020, by and between CytomX Therapeutics, Inc. and Carlos Campoy.	10-Q	5/7/2020	10.1

10.15	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.16(a)	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.16(b)††	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.17†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between CytomX Therapeutics, Inc. and Pfizer, Inc.	10-Q	11/5/2020	10.1

10.18(a)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol Myers Squibb Company.	10Q	11/5/2020	10.2

10.18(b)†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol Myers Squibb.	10-Q	5/5/2017	10.1

10.18(c)†	Amendment No 2 to Collaboration and License Agreement, as amended, dated March 17, 2017, by and between the Company and Bristol Myers Squibb, effective as of February 22, 2021.	10-Q	5/6/2021	10.2

10.19(a)†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.19(b)†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1

10.19(c)†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of March 31, 2017.	10-Q	11/6/2018	10.2

10.19(d)†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of January 3, 2018.	10-Q	11/6/2018	10.3

10.19(e)†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.	10-Q	8/7/2019	10.1

10.20(a)††	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.20(b)†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.20(c)††	Amendment No. 2 to the Collaboration and License Agreement, dated as of October 27, 2021, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-K	3/1/2022	10.20(c)

10.21††	Collaboration and License Agreement dated as of March 23, 2020, by and between CytomX Therapeutics, Inc. and Astellas Pharma Inc.	10-Q	5/7/2020	10.4

10.22(a)†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.22(b)†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.5

10.22(c)†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.	10-Q	11/6/2018	10.6

10.23†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.24#††	Consulting Agreement effective as of December 14, 2020, by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh.	10-K	2/24/2021	10.24

10.25#	Retirement Agreement by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh, dated as of December 1, 2020.	10-K	2/24/2021	10.25

10.26#	Consulting Agreement, effective as of April 1, 2021, by and between CytomX Therapeutics, Inc. and Dr. Charles Fuchs.	10-Q	5/6/2021	10.3

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

† Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

†† Certain confidential portions of this exhibit have been omitted from this exhibit.

# Indicates management contract or compensatory plan.

** The certifications attached as Exhibit 32.1 that accompany this Amended Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of CytomX Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amended Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K/A Summary

Registrants may voluntarily include a summary of information required by Form 10-K/A under Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytomX Therapeutics, Inc.

Date: March 27, 2023	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Christopher W. Ogden
	Name:	Christopher W. Ogden
	Title:	Senior Vice President, Finance and Accounting (Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean A. McCarthy, D. Phil. and Lloyd Rowland and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Amended Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean A. McCarthy	Chief Executive Officer and Director	March 27, 2023
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Matthew P. Young	Director	March 27, 2023
Matthew P. Young

/s/ Alan Ashworth	Director	March 27, 2023
Alan Ashworth, Ph.D. FRS

/s/ Elaine V. Jones	Director	March 27, 2023
Elaine V. Jones, Ph.D.

/s/ James R. Meyers	Director	March 27, 2023
James R. Meyers

/s/ Mani Mohindru	Director	March 27, 2023
Mani Mohindru, Ph.D.

/s/ Halley E. Gilbert	Director	March 27, 2023
Halley E. Gilbert