Form 10-K
period 2022-12-31
CytomX Therapeutics, Inc.
filed 2023-03-27
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $118.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2022 of $1.83 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2023, 66,228,046 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

EXPLANTORY NOTE

Restatement Background

In connection with preparing its financial statements for the year ending December 31, 2022 and through its financial control processes of evaluating new contracts with collaborators that were entered into by CytomX Therapeutics, Inc. (the “Company”) in the fourth quarter of 2022, the Company re-evaluated its application of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606") for its prior collaboration and license agreements. The Company has historically recognized the revenue for certain arrangements ratably over the estimated research period which Company management deemed to be reflective of the Company’s obligation to make the Probody therapeutic platform continuously available to the collaborator through research activities over such period. The Company recognized certain revenue according to this policy upon adoption of ASC 606 on January 1, 2018, based on its judgement in applying the guidance outlined in ASC 606. Upon reassessment, the Company has determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period. In applying the input method, revenue is recognized based on actual full-time employee ("FTE") hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The restatement affects the accounting for the Company’s agreements with Bristol-Myers Squibb Company, Astellas Pharma Inc., and certain agreements with AbbVie Ireland Unlimited Company, and Amgen, Inc. The error resulted in an overstatement of revenue in the statements of operations for the years ended December 31, 2021, 2020 and 2019, and an understatement of deferred revenue in the balance sheets as of December 31, 2021 and December 31, 2020. These periods were restated in the Amendment No. 1 of the Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023. In the 2021 Form 10-K/A, the Company also restated its previously issued (i) unaudited condensed balance sheets as of March 31, 2021, June 30, 2021 and September 30, 2021, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, three and six months ended June 30, 2021 and 2020, and three and nine months ended September 30, 2021 and 2020, (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2021 and 2020, six months ended June 30, 2021 and 2020 and nine months ended September 30, 2021 and 2020, and unaudited notes related thereto, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

In this Annual Report on Form 10-K for the year ended December 31, 2022, the Company is restating (the “Restatement”) its previously issued (i) unaudited condensed balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022, and unaudited notes related thereto, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 (the “Prior Quarterly Financial Statements”).

Restatement Overview

In connection with the restatement of the Prior Financial Statements, the Company, in this Annual Report on Form 10-K:

1.
Restated the Prior Quarterly Financial Statements, in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, and Note 17. Selected Quarterly Financial Data (Unaudited), in Part II, Item 8 of this Annual Report on Form 10-K;
2.
Amended Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the revenue discussion for each of the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.

The financial information that has been previously filed or otherwise reported for the Prior Quarterly Financial Statements is superseded by the information in this Annual Report on Form 10-K, Note 2. Basis of Presentation and Summary of Significant Accounting Policies, and Note 17. Selected Quarterly Financial Data (Unaudited), in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the restatement and the related financial statement impact.

We have not filed and do not intend to file amendments to our Quarterly Reports on Form 10-Q for any of the quarterly periods in the fiscal years 2021 and 2022. Accordingly, investors should rely only on the restated Financial Statements and related disclosures included in the 2021 Form 10-K/A and this 2022 Form 10-K for the applicable periods or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications including the Financial Statements.

Internal Control Considerations

In connection with the Restatement described above, management has determined that there was a material weakness in the Company's operation of effective internal control over financial reporting related to its application of ASC 606 for collaboration and license agreements as of December 31, 2022. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and the material weakness identified, refer to “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•
the extent to which COVID-19 or any future pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, which include ongoing site initiation and patient enrollment, manufacturing and financial condition;

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

•
our financial performance; and

•
developments relating to our competitors, our industry, international conflict or uncertainties.

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
•
If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our product candidates may be delayed, or never attained, and our business will be harmed.
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
•
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to a loss of stockholder confidence and sanctions or investigations by regulatory authorities or litigation.
•
Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

PART I

Item 1. Business

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company focused on developing novel conditionally activated, biologics localized to the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our Probody® therapeutic technology platform, we lead the field of conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development. Our goal is to transcend the limits of current cancer treatments by successfully leveraging therapeutic targets and strategies that were once thought to be inaccessible.

Our proprietary and versatile Probody technology platform is designed to enable conditional activation of biologic therapeutic candidates within the tumor microenvironment while minimizing drug activity in healthy tissues and circulation. Our industry-leading platform is built on a strong foundation of tumor biology expertise including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often poorly regulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our Probody therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic drugs to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor. We believe this innovative approach has the potential to improve cancer treatment in three ways:

1.
Allowing the pursuit of high potential targets that were previously considered “undruggable” due to their ubiquitous expression on normal tissues;
2.
Enhancing a potential product’s “therapeutic window,” the balance between tolerability and anti-tumor activity; and
3.
Enabling the development of new combination therapies, including immunotherapies, by improving tolerability.

We are employing our leading, conditional activation platform technology to address some of the biggest challenges today in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening solid tumor opportunities for T-cell engaging bispecific antibodies (“TCBs”), and increasing the therapeutic window for immune modulators such as cytokines and checkpoint inhibitors (“CPIs”). Additionally, we have recently initiated a research collaboration that will explore the potential of our Probody platform beyond cancer into therapeutic areas outside of oncology.

We have utilized our multi-modality Probody platform to build a promising, broad pipeline of potential first-in-class and best-in-class therapeutics that includes molecules in clinical testing including: CX-2029, a Probody ADC targeting CD71; CX-904, a conditionally activated TCB, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells and BMS-986288, a Probody version of a non-fucosylated anti-CTLA-4 antibody.

We also have a broad pre-clinical pipeline across our collaborations and internally, including two wholly-owned next-generation molecules in Investigational New Drug Application (“IND”) enabling studies. For CytomX’s next generation molecules, the Company has selected the previously validated anti-cancer targets, the epithelial cell adhesion molecule (“EpCAM”) and interferon alpha-2b (“IFNa2b”), that have been limited in their potential due to systemic toxicities. In the molecular design of CX-2051, an ADC, and CX-801, a masked cytokine, we have incorporated our platform expertise and clinical learnings to optimize predicted therapeutic index in order to broaden the clinical potential of these promising targets through tumor localized conditional activation.

Our Corporate Strategy

We are utilizing our industry-leading, proprietary, versatile, and tunable Probody platform to create a robust pipeline of biologic therapeutics to improve the lives of people with cancer and to build a long-term, multi-product, commercial biopharmaceutical company. We aim to achieve this goal by:

•
Advancing potentially first-in-class therapies against high potential targets that have not yet been developed because of broad expression in healthy tissue. CX-2029, targeting CD71, and CX-2051, targeting EpCAM, respectively, are novel programs in this class.

•
Continuing our leadership in the field of conditionally activated, localized biologics by advancing new therapeutic formats into the clinic. In May 2022, CX-904, our first TCB entered the clinic and the Phase 1 study continues to progress in the dose escalation phase. CX-904 was the sixth therapeutic candidate and the third treatment modality overall to enter the clinic from the Probody platform.
•
Developing novel and improved combination therapies based on validated immuno-oncology targets and pathways that have the potential to improve outcomes for cancer patients. Our partner, Bristol Myers Squibb Company (“Bristol Myers Squibb”), is advancing a next generation, anti-CTLA-4 Probody, BMS-986288, in a Phase 1 / 2 study alone and in combination with nivolumab, a PD-1 inhibitor, in advanced solid tumors. In February 2023, BMS announced that BMS-986288 had moved from Phase 1 studies to Phase 2. Additionally, CX-801 (IFNa2B), our first cytokine program, is in IND-enabling studies.
•
Partnering with leading global biopharmaceutical companies to access capital, additional resources and expertise, as well as increase the number of Probody therapeutic candidates being advanced into clinical studies. To date, we have formed several strategic alliances with major multinational drug companies, including AbbVie, Inc. (“AbbVie”), Amgen, Inc. (“Amgen”), Bristol Myers Squibb, Astellas Pharma Inc. (“Astellas”), Regeneron Pharmaceuticals Inc. (“Regeneron”), and ModernaTX, Inc., a wholly-owned subsidiary of Moderna, Inc (“Moderna”).
•
Fostering a unique, patient-focused culture of execution, alignment and accountability centered around our vision, mission and values.

Our Pipeline of Conditionally Activated, Localized Product Candidates

We are leveraging our Probody platform to build a robust pipeline of potential first-in-class and best-in-class therapies. CytomX’s pipeline spans pre-clinical to Phase 2 and includes a range of therapeutic modalities including T-cell bispecifics, immunotherapies, antibody drug conjugates, and, most recently, mRNA. The table below depicts the current status of our conditionally activated product candidates, including both collaboration and wholly owned programs that are in clinical and preclinical development.

CytomX Pipeline of Probody Therapeutics

as of March 2023

CX-2029: A Potentially First-in-Class Conditionally Activated ADC Targeting CD71, The Transferrin Receptor

CX-2029 was being developed in a global co-development collaboration with AbbVie. This program is intended to open a therapeutic window for successful targeting of CD71, also known as the transferrin receptor 1 (“TfR1”). CD71 is a cell surface protein essential for iron uptake in dividing cells and is highly expressed in a number of solid and hematologic cancers. However, given its central role in iron metabolism, CD71 is present on most healthy cells and is thought to be an undruggable target with conventional ADCs. CX-2029 is conjugated with the tubulin inhibitor, monomethyl auristatin E (“MMAE”), as the payload.

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

In November 2020, we expanded this study into a multi-cohort Phase 2 expansion, designed to evaluate CX-2029 as a monotherapy in patients with sqNSCLC, HNSCC, esophageal and gastro-esophageal junction cancers, and diffuse large B-cell lymphoma (“DLBCL”). The DLBCL cohort was later deprioritized due to strategic and competitive reasons and did not enroll any patients.

In January 2023, we disclosed updated data from the Phase 2 expansion study, which included data across all fully enrolled cohorts. The study results reflected an August 5, 2022 data cut-off for overall enrollment and safety and an October 4, 2022 data cutoff for efficacy. The enrolled study cohorts included advanced esophageal/gastro-esophageal junction cancer (E/GEJ), sqNSCLC, and HNSCC. The efficacy-evaluable study population included 29 patients with E/GEJ, 30 patients with sqNSCLC, and 28 patients with HNSCC. These patients had received at least one dose of CX-2029 at 3 mg/kg and had at least one post baseline assessment, including, per protocol, 5 patients (2 sqNSCLC and 3 HNSCC) enrolled in the previously reported Phase 1 dose escalation. Patients were not selected for CD71 expression.

The data demonstrated encouraging clinical activity in unselected, heavily pre-treated patients with tumors of squamous histology. In the 29 efficacy evaluable patients with E/GEJ, 14 patients had squamous esophageal cancer. In the 14 patients with squamous esophageal cancer, the ORR was 21.4% (3 patients) and 35.7% (5 patients) had a best response of stable disease (SD). As of the October 4, 2022 data snapshot, 5 patients remained on study (3 confirmed partial responses (cPRs) and 2 SD), 3 of which had already been on study for 24 weeks, suggesting promising durability of response. There were no confirmed responses in E/GEJ patients with non-squamous tumors. 4 patients had a best response of stable disease with two on study greater than 6 months. In the 30 efficacy evaluable patients with sqNSCLC, the objective response rate (ORR) by local investigator was 10.0% and 56.7% (17 sqNSCLC patients) of patients had a best response of stable disease. In 28 patients with HNSCC, the confirmed ORR was 4% (1 patient with duration of response of approximately 12 months) and 46.4% (13 patients) had a best response of SD, including one with duration of response of approximately 10 months, and one unconfirmed partial response.

Safety analysis was conducted on all patients who received at least one dose of CX-2029 at 3 mg/kg (N=92). The median number of prior therapies in the metastatic setting was three (range, 1-12) for sqNSCLC, four (range, 1-9) for HNSCC, and three (range, 1-6) for Esophageal. All patients with sqNSCLC had received prior platinum and prior checkpoint inhibition; in HNSCC, all but one patient received prior platinum and all but two, prior checkpoint inhibition; in G/EJ, 100% of patients received prior platinum; in squamous esophageal, 60% of patients received prior checkpoint inhibition, and in non-squamous esophageal 20% of patients received prior checkpoint inhibition therapy. The safety profile was consistent with previous observations, with no new safety signals identified. The most common treatment-related adverse events (TRAEs) in 10% or more of patients (All Grade, Grade 3+) were anemia (82.6%, 76.1%), infusion related reactions (70.7%, 3.3%), neutropenia (23.9%, 17.4%), fatigue (17.4%, 1.1%), nausea (13.0%, 1.1%), and diarrhea (10.9%, 0%). There was 1 febrile neutropenia event (Grade 3) reported. The most common reason for treatment discontinuation was disease progression (77.1%), three patients (3.3%) discontinued due to treatment-related anemia. Five squamous esophageal patients were still on treatment as of the October 4, 2022, data snapshot.

On March 21, 2023, AbbVie, notified us that it would not advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement. CytomX has an exclusive option to re-acquire full rights to CX-2029 and is evaluating potential next steps for CX-2029 if it exercises the option.

Next Generation CTLA-4 Therapies (BMS-986288)

In collaboration with our partner, Bristol Myers Squibb, we have developed two next-generation anti-CTLA-4 Probody therapeutics that are in clinical stage testing. Ipilimumab, sold under the brand name Yervoy®, is a monoclonal antibody that targets CTLA-4, a checkpoint protein receptor that downregulates the immune system. In the United States, ipilimumab has been approved by the FDA to treat melanoma as a single agent and in combination with nivolumab, an anti-PD-1 antibody, for colorectal cancer, hepatocellular carcinoma, malignant pleural mesothelioma, NSCLC, and renal cell carcinoma. While treatment with ipilimumab as a monotherapy or in combination with nivolumab has resulted in clinically meaningful anti-tumor activity in these malignancies, highlighted by the median overall survival of 72.1 months for the combination in the Phase 3 study of nivolumab or nivolumab plus ipilimumab versus ipilimumab alone in previously-untreated advanced melanoma ("CheckMate-067"), ipilimumab has a narrow therapeutic window and the FDA approved label has a warning about potential severe and fatal immune-related adverse events. We believe that a Probody therapeutic targeting CTLA-4 may be able to effectively localize the anti-CTLA-4 antibody activity to the tumor microenvironment, thereby limiting systemic toxicities normally seen with ipilimumab, which could improve the benefit/risk profile of anti-CTLA-4 containing treatment regimens.

Bristol Myers has advanced two anti-CTLA-4 Probody therapeutics into the clinic, BMS-986249, a Probody version of ipilimumab and BMS-986288, a non-fucosylated CTLA-4 targeting Probody. BMS-986249 is in an ongoing Phase 1/2 study conducted by Bristol Myers Squibb in patients with advanced cancers and Bristol Myers Squibb reported data at the European Society for Medical Oncology ("ESMO") 2022 indicating that escalating doses of BMS-986249 ranging from 240 mg to 2400 mg (approximately 3 to 30 mg/kg of ipilimumab) were found to be generally well tolerated, either as a single agent or in combination with nivolumab. In February 2020, Bristol Myers Squibb initiated a randomized Phase 2 study cohort expansion in combination with nivolumab in patients with previously-untreated unresectable stage III-IV melanoma. This study has been modified to include three additional single-arm cohorts: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer, and unresectable locally advanced or metastatic triple negative breast cancer ("TNBC").

For BMS-986288, a Probody version of non-fucosylated ipilimumab, Bristol Myers Squibb is evaluating its safety and efficacy alone and in combination with nivolumab in an ongoing Phase 1/2 study in patients with selected advanced solid tumors. In February 2023, BMS advanced BMS-986288 to Phase 2 and prioritized the molecule as its lead next-generation CTLA-4 program over its non-fucosylated CTLA-4 antibody (BMS-986218) and the Probody version of ipilumamb (BMS-986249).

CX-904

We have also extended our Probody platform to the new and promising modality of T-cell engaging bispecific antibodies. Conventional TCBs are a highly potent therapeutic modality designed to direct the activity of cytotoxic T cells to tumors. TCBs such as the BiTE® molecule, Blincyto®, a CD19-directed TCB commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCBs for solid tumor indications has been challenging. Due to their high potency, TCBs can target normal tissues with low antigen expression, which may result in significant toxicity. We believe these toxicity challenges could be addressed using our Probody platform by localizing the activity of TCBs to the tumor microenvironment thereby increasing the therapeutic window for TCBs in solid tumors.

Our most advanced program in this modality is CX-904, a conditionally activated epidermal growth factor receptor-CD3 (“EGFRxCD3”) TCB, which we partnered with Amgen. In preclinical studies, our Probody EGFRxCD3 bispecific therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 bispecifics without Probody masking. In May 2022, the first patient was dosed in a Phase 1 study in patients with advanced solid tumors. The Phase 1 study continues to enroll patients in the dose escalation phase. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated.

Preclinical Product Candidates and Research

We are actively broadening the potential application of our Probody platform technology to multiple other product candidates, including additional potential first-in-class conditionally activated ADC product candidates, investigational TCBs, cytokines and, most recently, mRNAs.

CX-2051, Anti-Trop-1 (EpCAM) Conditionally Activated ADC Program

EpCAM is a high potential oncology target that has been clinically validated with locally administered, approved cancer therapies. However, efforts to generate systemic anti-EpCAM therapeutics have, to date, not been successful due to toxicities in epithelial tissues. CX-2051, a conditionally activated ADC, is designated to optimize the therapeutic index for EpCAM-expressing epithelial cancers. CX-2051’s payload is a camptothecin derivative, a topoisomerase-1 inhibitor, that has a well characterized profile base on the strong clinical activity observed with other topoisomerase-1 inhibiting ADCs. CX-2051 has demonstrated a wide predicted therapeutic index, as well as, strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer. We anticipate submitting an IND for this novel ADC in the second half of 2023.

CX-801, Interferon alpha-2b (IFNa2b)

Interferon alpha-2b is an approved immunotherapeutic that has demonstrated clinical activity in multiple cancer types, including in combination with checkpoint inhibitors. IFNa2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNa2b that we believe has the potential to be developed as a unique centerpiece of combination therapy for a wide range of tumor types. The Company plans to advance this program towards clinical evaluation with an IND submission targeted for the second half of 2023.

T-cell engaging Bispecific Antibodies

In addition to our work on CX-904, we are expanding our research and development activities in the field of T-cell engaging bispecific antibodies, both ourselves, and with our partners, Amgen, Astellas, and Regeneron. The Probody® platform may potentially be well suited to unlock this important modality. In addition to CX-904, CytomX has developed significant expertise and capabilities in TCB discovery and clinical candidate optimization through its biologic masking strategies which has resulted in meaningful pre-clinically pipeline opportunities in both its wholly owned and collaboration pipeline.

Other Probody Programs

Praluzatamab Ravtansine (CX-2009): A Conditionally Activated ADC Targeting CD-166

Praluzatamab ravtansine is our conditionally activated ADC directed toward CD166 and was evaluated in a three-arm Phase 2 study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B examined praluzatamab ravtansine monotherapy in patients with hormone receptor-positive/HER2-non-amplified breast cancer and TNBC, respectively. Arm C studied praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly owned PD-L1 inhibitor, in patients with TNBC. In July 2022, Phase 2 topline results were disclosed for Arms A and B as of the data cut-off date of May 2022. Arm A met the primary endpoint of confirmed objective response rate greater than 10% by central radiology review. The safety results in Arm A were generally consistent with Phase 1 observations and the DM4 payload, with high-grade toxicities or toxicities resulting in dose modification being predominantly ocular or neuropathic in nature. 30% of patients in Arm A discontinued treatment for an adverse event. Grade 3 or greater ocular and neuropathic toxicities were 15% and 10%, respectively. All patients in Arm A were treated at the initial starting dose of 7 mg/kg administered every three weeks. Arm B did not pass the protocol-defined futility boundary in patients with advanced TNBC and enrollment into Arms B and C was discontinued. Arm B evaluated patients at starting doses of 7 mg/kg or 6 mg/kg. The toxicity findings from the 7 mg/kg starting dose in Arm B were consistent with the 7 mg/kg starting dose in Arm A. In the 6 mg/kg cohort in Arm B, no patients discontinued treatment for an adverse event as of the May 2022 data cut-off date and Grade 3 or greater ocular or neuropathic related events were 3% and 0%, respectively. Based on these results, the Company announced it would deprioritize further investment and seek a potential partnership to further develop praluzatamab ravtansine. The Phase 2 study data in advanced breast cancer were presented at the San Antonio Breast Cancer Symposium in 2022.

Pacmilimab (CX-072): A Probody Therapeutic Targeting PD-L1

Pacmilimab is a Probody therapeutic against PD-L1, a clinically and commercially validated cancer target which we progressed into Phase 2 clinical trials. The PD pathway consists principally of two targets: PD-1, which is typically expressed on T-cells, and PD-L1, which is typically expressed on the tumor cells as well as on healthy tissue. In healthy tissue, PD-1 and PD-L1 work together to negatively regulate immune response and maintain tolerance between the immune system and healthy tissue. Tumors, however, upregulate PD-L1 to evade immune surveillance by the host’s immune system. Therefore, development of antibodies against PD-1 and PD-L1 have been an important focal point in cancer drug development. PD-1 and PD-L1 inhibitors activate the immune system and as such can lead to immune-related side effects in patients. Additionally, combining a PD pathway inhibitor with another anti-cancer agent often results in significantly greater toxicity than monotherapy alone. Therefore, a conditionally-activated PD pathway inhibitor could potentially reduce the toxicity of monotherapy and combination therapies.

In 2019, we initiated PROCLAIM-CX-072-002, a Phase 2 clinical study evaluating the conditionally activated anti-PD-L1 pacmilimab in combination with ipilimumab. In March 2020, we made the strategic decision to terminate this study. While Phase 1/2 data indicated that CX-072 monotherapy showed durable anti-tumor activity in patients with IO sensitive tumors and a favorable safety profile, the decision to terminate followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, along with impact of the COVID-19 pandemic. In July 2022, based on data we presented, we announced that we would deprioritize further investment and seek a partner for the further development of the praluzatamab ravtansine program. At this time, we do not have plans for the further development of pacmilimab.

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

Key Advantages of Our Probody Platform

CytomX’s leadership in conditional activation is built on a decade-long expertise in tumor biology and its customizable Probody platform

We believe that our Probody platform provides the following key advantages:

•
A novel biologic therapeutic class enabled by our proprietary platform. By pioneering a novel class of conditionally activated biologic candidates, we are a leader in the field and have established conditional activation as a strategic area of biologics research and development. Our technology platform is supported by more than a decade of research and a strong intellectual property portfolio. More than 500 patients with diverse tumor types have been treated with our Probody therapeutic candidates in multiple clinical studies, providing clinical proof of concept and a deep knowledge base for translational advancement and optimization of our drug candidates and platform.
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
•
Molecular tunability and applicability across many targets. Our proprietary masking technologies, leveraging affinity-based and steric approaches, allow for unique customization of large drug candidate pools from which high potential clinical candidates are selected. Our technology has the potential to address many different molecular targets expressed by a wide range of tumor types, including targets that are difficult to address due to their widespread expression on healthy cells. CD71 is an example of such target, for which we have developed CX-2029, a conditionally activated ADC.
•
Deep knowledge of the tumor protease microenvironment. Our extensive protease biology expertise, driven by state-of-the-art experimental and computational methods, allows us to employ multiple approaches to generate novel targeted, multi-selective, and potentially indication-tailored protease-cleavable substrates.

Our Collaborations

We believe that the Probody platform has broad applicability across many cancer types, biological targets and antibody modalities. We have leveraged strategic partnering to (a) extend the reach of our therapeutic opportunity, and (b) bring in significant non-dilutive capital into the Company. Since 2013, we have entered into several collaborations, including with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, and Regeneron to enable development of certain Probody therapeutics. In constructing each of these collaborations, our primary objectives are to collaborate with leading biopharmaceutical players to realize the potential of Probody therapeutics, gain meaningful near-term funding or access technology to enable the advancement of our wholly-owned Probody therapeutics pipeline, and broaden the number of Probody therapeutics that ultimately reach the clinic.

AbbVie Ireland Unlimited Company

In April 2016, we entered into two agreements with AbbVie, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and the Discovery Agreement (the Discovery Agreement, together with the CD71 Agreement are collectively referred to as the “AbbVie Agreements”). Under the terms of the CD71 Agreement, we and AbbVie were co-developing CX-2029, an ADC against CD71, with CytomX being responsible for pre-clinical and early clinical development. AbbVie was responsible for later development and commercialization, with global late-stage development costs shared between the two companies from Phase 3 onwards.

Under the CD71 Agreement, we received an upfront payment of $20.0 million in April 2016, and a milestone payment of $40.0 million in May 2020 for completion of the dose-escalation phase of the ongoing Phase 1/2 study. On March 21, 2023, AbbVie notified us that it would not advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement. CytomX has an exclusive option to re-acquire full rights to CX-2029 and is evaluating potential next steps for CX-2029 if it exercises the option.

Under the Discovery Agreement, we received an upfront payment of $10.0 million in April 2016 and AbbVie received exclusive worldwide rights to develop and commercialize conditionally activated ADCs against up to two targets, one of which was selected in March 2017 and the second of which was selected in July 2019. We received an additional upfront payment of $10.0 million in July 2019 upon the selection by AbbVie of the second target and the satisfaction of certain performance conditions under the CD71 Agreement.

As of December 31, 2022, research on the two discovery targets has concluded with no plans to advance the discovery targets into clinical studies or to pursue new programs. As a result, AbbVie provided notice of termination of the Discovery Agreement on March 21, 2023 and all target rights will revert back to CytomX.

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

We had the option to select, from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell engaging bispecific product from the Amgen pre-clinical pipeline. We will be responsible, at our expense, for converting this program to a conditionally activated T-cell engaging bispecific product, and thereafter, be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

Astellas Pharma Inc

In March 2020, we entered into a Collaboration and License Agreement (the “Astellas Agreement”) with Astellas, pursuant to which we and Astellas will collaborate on the research, development and commercialization of T-cell engaging bispecific antibody products (“Products”) directed to CD3 and selected tumor antigen targets using our Probody® platform and other proprietary technology. Under the Astellas Agreement, we granted Astellas an exclusive, worldwide, royalty-bearing license to develop and commercialize Products in all fields. Astellas may select up to four targets to develop, and had an option to expand to six targets. We will lead preclinical research and discovery activities up to clinical candidate selection for Products directed against up to four targets. Astellas will lead preclinical and clinical development of and regulatory approval for all Products. Astellas will be responsible for commercializing each Product, provided that we will have the option to elect to co-commercialize certain Products with Astellas in the United States, subject to the terms of a separate commercialization agreement to be entered into between us and Astellas.

Under the terms of the Astellas Agreement, we received an upfront payment of $80 million, and Astellas will be responsible for funding the cost of preclinical research and discovery activities of both parties for all Products and for funding the cost of development and commercialization of all Products worldwide. Under the agreement, we are eligible to receive future preclinical, clinical and commercial milestones of approximately $1.6 billion. Astellas will pay us tiered royalties on global net sales of Products from high single-digit to mid-teens percentages, subject to certain reductions. Astellas’ royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Product is no longer covered by certain intellectual property rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Product in such country.

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

In January 2023, Astellas nominated the first clinical candidate under the collaboration which resulted in a $5 million milestone payment to CytomX.

Bristol Myers Squibb Company

In May 2014, we and Bristol Myers Squibb entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using our Probody therapeutic technology.

Under the terms of the BMS Agreement, we granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize Probody therapeutics for up to four oncology targets, two of which were selected upon the execution of the BMS Agreement. Pursuant to the BMS Agreement, we received an upfront payment of $50.0 million and were entitled to receive contingent payments in development, regulatory and commercial milestone payments, which can be reduced by any such payments received or by any termination of targets being pursued. We are entitled to royalty payments in the mid-single-digit to low double-digits percentage from potential future sales. We also received research and development service fees. Bristol Myers Squibb has terminated certain targets from the BMS Agreement, as described below.

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

In September 2019, Bristol Myers Squibb initiated the dose escalation phase of a Phase 1/2a clinical trial of a second anti-CTLA-4-directed therapeutic, BMS-986288, based on a modified version of ipilimumab, administered as monotherapy and in combination with nivolumab in patients with selected advanced solid tumors. In February 2023, BMS updated its pipeline to prioritize the a-fucosylated Probody anti-CTLA-4 molecule, BMS-986288 as its lead next-generation CTLA-4 program and removed BMS-986249 from its pipeline.

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

In February 2021, we and Bristol Myers Squibb entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as amended by Amendment 1. Pursuant to Amendment 2, the available targets under Amendment 1 were reduced to five oncology targets. Under the terms of Amendment 2, the period for target selection has been extended and we will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of Probody therapeutics against targets selected by Bristol Myers Squibb. Pursuant to Amendment 2, we are eligible to receive contingent payments for development, regulatory and sales milestones of up to an aggregate of $1,779.0 million. We are also entitled to tiered mid-single- to low double-digit percentage of royalties from potential future sales.

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

Moderna, Inc.

In December 2022, the “Company entered into a Collaboration and License Agreement (the “Collaboration and License Agreement”) with Moderna, pursuant to which the Company and Moderna will collaborate on the creation of mRNA-based conditionally-activated investigational therapies utilizing the Company's Probody® therapeutic platform and Moderna’s mRNA and lipid nanoparticle technologies. The collaboration will leverage core scientific advances at Moderna and the Company to open up the strategy of encoding potent, masked biologics through mRNA technologies, for the potential treatment of oncology and non-oncology conditions. The Company and Moderna will collaborate on a specified number of preclinical research and discovery programs (“Collaboration Programs”) within a specified period under the Collaboration and License Agreement.

Under the Collaboration and License Agreement, the Company granted Moderna an exclusive, worldwide, royalty-bearing license under certain Company intellectual property to develop, manufacture, commercialize and otherwise exploit certain products (“Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses, subject to certain exceptions with respect to Licensed Products within certain Collaboration Programs.

Under the terms of the Collaboration and License Agreement, Moderna made an upfront payment to the Company of $35 million, including $5 million of pre-paid research funding. CytomX will continue to receive research funding and the Company will be eligible to receive future development, regulatory and commercial milestone payments of up to $1.2 billion for all Licensed Products in total under the Moderna Agreement. Moderna will pay the Company tiered royalties on global net sales of Licensed Products from high single digit to low-teen percentages, subject to certain reductions. Moderna's royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Licensed Product is no longer covered by certain patent rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Licensed Product in such country.

The Collaboration and License Agreement also provides Moderna with a one-time option to participate in a future equity financing by the Company subject to certain terms, conditions and regulatory requirements.

Regeneron Pharmaceuticals, Inc.

The Company and Regeneron entered into a Collaboration and License Agreement (the “Regeneron Agreement”) in November 2022, to collaborate on the creation of conditionally activated investigational bispecific cancer therapies utilizing the Company’s Probody®

therapeutic platform and Regeneron’s Veloci-Bi® bispecific antibody development platform. The Company and Regeneron will collaborate on preclinical research and discovery activities for initially agreed upon collaboration programs (“Collaboration Program”) with an option to include additional Collaboration Programs (“Additional Collaboration Program Option”).

Under the Collaboration and License Agreement, the Company granted Regeneron an exclusive, worldwide, royalty-bearing license under certain Company intellectual property to develop, manufacture, commercialize and otherwise exploit licensed products (“Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses in oncology.

Regeneron is responsible for funding the cost of preclinical research and discovery activities of both parties for all Licensed Products and for funding the cost of development, manufacture and commercialization of all Licensed Products worldwide. Pursuant to the Regeneron Agreement, Regeneron made an upfront payment of $30.0 million to the Company. Upon the achievement of certain development and regulatory milestones and commercial milestones, the Company is eligible to receive milestone payments of up to approximately $0.8 billion for the initial Collaboration Programs. In addition, the Company will receive research and development funding for the work related to the collaboration. If Regeneron exercises its Additional Collaboration Program Options, the Company would be eligible to receive additional upfront payments, development and regulatory milestones payments, and commercial milestone payments of up to approximately $1.2 billion in aggregate for the additional Collaboration Programs, which amount is exclusive of the $0.8 billion for the initial Collaboration Programs. The Company is also entitled to tiered royalties from high-single digit to low-teen percentage royalties from potential future sales, subject to certain reductions. Regeneron's royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Licensed Product is no longer covered by certain patent rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Licensed Product in such country.

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

We utilize well established production steps typically part of a platform manufacturing process for antibodies. The CMOs we have selected have a strong track record in manufacturing therapeutic biologics, including antibodies. Similarly, for our conditionally activated ADC projects we have selected CMOs with strong expertise in clinical/commercial drug conjugate manufacturing and with capabilities for toxin conjugation and fill-finish. Furthermore, our conditionally activated ADC programs incorporate toxin payloads that have an established clinical and regulatory history.

To date, we have generally been able to successfully manufacture our investigational product candidates including CX-2029, CX-904, praluzatamab ravtansine (CX-2009), and pacmilimab (CX-072), for our ongoing early-stage clinical trials with contract manufacturers. Our partner, Bristol Myers Squibb, has also been successful in independently manufacturing drug product for BMS-986249 and BMS-986288. In order to conduct later-stage clinical trials of our product candidates, and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. Additionally, in some cases, we may have to start late-stage trials with our earlier clinical trial drug product and later switch to the late-stage or commercial drug product in trial. In such cases, the FDA will require us to complete bridging studies to compare the earlier stage material with the late-stage or commercial material to assure comparability between the earlier trial material and the late-stage or commercial material. Changing the formulation and scale up process is a complicated and difficult task and there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies.

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For example, for CX-2029 and CX-904, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. We do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

Masking and conditional activation: Several companies, including AbbVie, Adagene, Amgen, BioAtla, Halozyme Therapeutics, Harpoon Therapeutics, Revitope Oncology, Roche, Sanofi, Seagen, Takeda Pharmaceutical, Werewolf Therapeutics, and Xilio Therapeutic are exploring, researching or developing antibody masking and/or conditional activation strategies, which could compete with our Probody platform.

Antibody-drug conjugates: Several large pharmaceutical companies, such as AbbVie, Daiichi Sankyo, Gilead Sciences, Pfizer, Roche, and Takeda Pharmaceutical are researching, developing, and in some cases, commercializing ADCs. Two mid-sized companies, ImmunoGen and Seagen are also leaders in this space. In addition, numerous smaller companies have ongoing efforts in the space.

Cancer immunotherapies: Cancer immunotherapy is one of the most competitive and fastest growing segments of the pharmaceutical industry. Almost every large pharmaceutical company is developing or commercializing cancer immunotherapies, including Amgen, AstraZeneca, Bristol Myers Squibb, Celgene, GlaxoSmithKline, Merck, Novartis, Pfizer, Roche, and Sanofi. In addition, many large and mid-sized biotech companies such as BeiGene, Incyte, Nektar Therapeutics, and Alkermes have ongoing efforts in cancer immunotherapy. Numerous smaller companies are also working in this space.

T-cell engaging bispecifics: Several large pharmaceutics companies, such as Amgen, Novartis, and Roche, have on-going efforts in the field of TCBs. In additional, several mid-sized biotech companies such as MacroGenics and Xencor, as well as numerous smaller companies, including Janux Therapeutics, have ongoing efforts in TCBs.

Cytokines: Several companies have ongoing efforts or molecules in development in the field of cytokines including Bristol Myers Squibb, ImmunityBio, Jazz Pharmaceuticals, Merck, Nektar Therapeutics, Novartis, Sanofi, Werewolf Therapeutics, Xencor, and Xilio Therapeutics.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our Probody therapeutic technology, platform and product candidates. As of January 2023, our patent portfolio contains at least 175 granted patents (some of which are co-owned with a third party) and at least 350 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering Probody technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

These patents and patent applications include claims directed to our Probody platform technology, including Probody drug conjugates, bispecific and other multi-specific Probody therapeutics (including T-cell engaging bispecific Probody therapeutics), protease cleavable linkers, and cancer immunotherapy Probody therapeutics.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive Accelerated Approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of Accelerated Approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving Accelerated Approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for Accelerated Approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product candidate for the same disease or condition for seven years, except under limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact payment methodologies and reimbursement amounts. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, which led to aggregate reductions to Medicare payments to providers, starting in April 2013, and due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law which, among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the extent of the impact of any changes to any of these laws on us.

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

Our Company Origins and Team

Our Probody platform technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued developing and adding to this technology and aspire to design a pipeline of Probody therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our chief executive officer and chairman, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our management team members have significant experience in oncology with previous experience at Amylin Pharmaceuticals, Catalyst Biosciences, Coherus BioSciences, Elan Phramaceuticals, Eli Lilly and Company, Exelixis, Genentech, Millennium, Novartis, Onyx Pharmaceuticals, Portola Pharmaceuticals, SGX, Xencor and other companies.

Human Capital

As of December 31, 2022, we had 116 full-time employees and 2 part-time employees. Of these employees, 85 were primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Our research and development expenses were $111.6 million and $114.2 million for the years ended December 31, 2022 and 2021, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Furthermore, the COVID-19 pandemic and government limitations on activities may continue to impact our ability to conduct research, including limiting our ability to obtain research materials and equipment, limiting access to our laboratories to conduct research, limiting the ability or willingness of employees to work at our facilities and limiting our ability to complete research and experiments in a timely basis or at all. In March 2020 we initiated a mandatory work-from-home program, limiting onsite activity to a substantially reduced level of laboratory research activities. Although we have gradually increased levels of such laboratory research activities to a satisfactory level, we continue to operate in a hybrid, work-from-home environment and there can be no assurance that we will be able to maintain current levels of such activity. Furthermore, China from time to time, including in March 2022, has implemented additional regional lockdowns which may continue to impact our ability to obtain some research and clinical trial materials on a timely basis. The COVID-19 pandemic and government limitations could further impact our ability to conduct business generally, including making timely payments, filing timely governmental and other business reports and filings, and otherwise comply with our obligations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $722.9 million and $623.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of December 31, 2022, we had $193.7 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our planned operations into 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. For example, in July 2022, we announced that we would seek a partner to further develop praluzatamab ravtansine. We have not yet obtained a partner for praluzatamab ravtansine and we may not be able to do so in the future for the development of that product candidate. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements, including, most recently, the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the COVID-19 pandemic. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partner’s product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of initial clinical trials for future programs is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for CX-801 and CX-2051 or other product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates, including CX-801 and CX-2051. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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

We are very early in our development efforts, with only two product candidates, CX-2029, and CX-904 currently continuing in early-stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues or receive royalties from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Furthermore, if one or more of our product candidates or our Probody therapeutic technology generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. For example, in March 2020, we made the strategic decision to terminate our Phase 2 clinical trial evaluating pacmilimab in combination ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. Additionally, in July 2022, we announced topline results of our Phase 2 clinical trial evaluating praluzatamab ravtansine in patients with breast cancer and that we do not plan to further advance this program without a partner. This decision followed an evaluation of the clinical trial results, the competitive landscape and our estimate of the resources necessary to continue the development of praluzatamb ravtansine alone. Any similar occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in December 2021 we announced preliminary data on two of the four expansion cohorts for CX-2029. In January 2023, we announced further clinical results on three expansion cohorts for CX-2029 and the updated data provided further understanding and perspective on the drug candidate. We can make no assurances that the ultimate trial results for these three cohorts will be consistent with or better or worse than that reported data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates, including praluzatamab ravtansine (CX-2009), CX-2029 and CX-904. There can be no assurance that unexpected adverse events will not occur in our ongoing trials or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

Administration of praluzatamab ravtansine has been generally well tolerated with most reported treatment-related adverse events (“TRAEs”) being Grade 1/2. In May 2020, we announced that 34/92 (37%) patients experienced a Grade 3/4 TRAE. The most common adverse event observed was ocular toxicity, an anticipated toxicity associated with the DM4 payload. Other Grade 3/4 TRAEs included liver function test abnormalities, gastrointestinal disorders and nervous system disorders. In July 2022, we elected to discontinue further development of praluzatamab without a collaboration partner.

In May 2020, we announced that CX-2029 was generally well tolerated at doses up to 3 mg/kg with the most common TRAEs being infusion related reactions, anemia and neutropenia/leukopenia. Grade 3 or greater hematologic TRAEs, anemia and neutropenia, were dose dependent, with anemia being managed with transfusions and supportive care. In January 2023, we announced that the safety results for CX-2029 for the three ongoing expansion cohorts were consistent with previous observations, with no new safety signals identified. The most common TRAEs in 10% or more of patients (All Grade, Grade 3+) were anemia (82.6%, 76.1%), infusion related reactions (70.7%, 3.3%), neutropenia (23.9%, 17.4%), fatigue (17.4%, 1.1%), nausea (13.0%, 1.1%), and diarrhea (10.9%, 0%). There was 1 febrile neutropenia event (Grade 3) reported. The etiology of anemia remains under investigation and is likely to be multi-factorial. While the MMAE payload is known to be associated with anemia, preclinical studies have shown that reduction of red blood cell precursors has been observed in response to targeting CD71, which is known to play a role in early erythroid development. Although we believe such incidences of anemia can be managed, we continue to explore strategies for the management and mitigation of anemia but there can be no assurance that anemia can be managed sufficiently for eventual commercial acceptance. Additionally, although we believe the other TRAEs are manageable, there can be no assurance that the rate or severity of any of these side effects will not increase over time with more patients being treated in ongoing or future studies.

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

Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol Myers Squibb includes, and the planned Phase 2 clinical trial of BMS-986288 may include, the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks. In our Phase 2 clinical trial with CX-2029, we are targeting CD71, a target that is broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71 is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality. Similarly, the combination of EGFR and CD3 has been shown to induce significant toxicities in preclinical animal studies due to the widespread expression of each target.

In the event that our clinical trials or the clinical trials of our collaborators reveal severe adverse side effects, our or our collaborators’ clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could impose a clinical hold, order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, in our Phase 1/2 clinical trial of praluzatamab ravtansine, some patients stopped treatment due to ocular toxicity. In addition, any occurrences of side effects with respect to one of our product candidates could negatively affect our or any collaborator’s ability to enroll patients and seek regulatory approval for other product candidates that we have developed using our Probody platform, which could also result in a collaborator terminating any program utilizing our Probody platform and the termination of such collaborative relationship. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There can be no assurance that new or further trials with our current or future drug candidates will not be adversely affected by a limited patient population. Our clinical trials of praluzatamab ravtansine and CX-2029 study or have studied patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. The clinical trials for our molecules also compete with thousands of clinical trials with alternative anti-cancer drugs in similar classes (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trial of CX-904 is also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators, including

Bristol Myers Squibb’s ongoing and planned Phase 2 clinical trials, face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

We may ultimately discover that our Probody platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when Probody therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen-binding domain of the Probody may not be constant, which could lead to intermittent periods when the antigen-binding domain or antibody portion is unmasked. Furthermore, Probody product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue. In addition, product candidates based on our Probody platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our Probody platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. Our understanding of the molecular pharmacology of Probody therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. Probody therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time. Many specific elements of Probody therapeutic function may contribute to their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually-masked antibody, the removal of both masks from the dually-masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target. We have limited structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of Probody pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of Probody therapeutics. As a result, our Probody product candidates may trigger immune responses, such as anti-drug antibody (“ADA”), that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions. For example, we reported in February 2019 that in our pacmilimab trial at the 10 mg/kg dose, the ADA rate was approximately 62%. We do not believe the ADA rate impacted our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events for pacmilimab or our other drug candidates. Problems that are specific to our Probody platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

Additionally, we recently entered into a collaboration with Moderna for the development of mRNA based product candidates. We do not know whether our Probody platform will be able to successfully develop product candidates utilizing this mRNA technology.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our Probody platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our Probody platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates (including BMS-986288) for which there are existing approved therapies, such as approved agents targeting CTLA-4. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, Pfizer, Regeneron and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2018, Pfizer terminated the collaboration agreement we had entered into with them in May 2013. Since then, our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. For example, in January 2023, Bristol Myers Squibb announced that it would deprioritize the Phase 2 clinical program for BMS 986249 and advance the BMS-986288 into a Phase 2 program. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement.

Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including, with respect to Bristol Myers Squibb, BMS-986249 and BMS-986288 and with respect to AbbVie, CX-2029;
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

For example, in January 2023, we announced topline results of the Phase 2 expansion cohorts of CX-2029 and in March 2023, AbbVie decided not to continue the future development of CX-2029.

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements, including, most recently, the agreements that we entered into with Regeneron and Moderna in 2022, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If our development partners do not select additional targets and we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights. Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights. Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2018, Pfizer terminated our 2013 collaboration agreement with them, and from time to time some of our research programs have been terminated by our partners. The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, as a result of ImmunoGen’s decision to out-license the EpCAM program and our licensing of the program from them in 2019, their license for the program from us ended and we will not receive milestone or other payments from them.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our product candidates may be delayed, or never attained, and our business will be harmed.

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

For example, in March 2020, we announced the temporary pause in new patient enrollment and new site activation in our Phase 2 clinical trial of praluzatamab ravtansine (CX-2009) as a result of the COVID-19 pandemic and the termination of the Phase 2 clinical trial of pacmilimab (CX-072) in combination with ipilimumab after a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. Additionally, in July 2022, we announced that we would cease to continue the praluzatamab ravtansine program without a partner.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of any of our product candidates may be delayed or never attained, and our business and results of operations may be harmed.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense and present significant distractions to our management.

Since commencing operations, we have entered into several collaboration agreements. Most recently, in November 2022 and December 2022, we entered into strategic collaborations with Regeneron and Moderna, respectively. From time to time, we may consider additional strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. In July 2022, in connection with our announcement of Phase 2 topline results for praluzatamab ravtansine, we communicated our plans to seek collaborators to advance the program further. The competition for collaborators is intense and there can be no assurances that we will be able to secure any collaboration for praluzatamab ravtansine or any other program. The negotiation process for strategic collaborations is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

If we are unable to successfully develop companion diagnostic tests for certain of our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our product candidates, we believe that our success may depend, in part, on the development of companion diagnostic tests, including for CX-2029. To successfully develop a companion diagnostic test, we would need to address a number of scientific, technical and logistical challenges. However, we have little experience in the development of companion diagnostic tests and may not be successful in developing appropriate tests to pair with any of our product candidates. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing companion diagnostic tests, we could seek to rely on third parties to design, manufacture, obtain regulatory approval for any companion diagnostic tests for our product candidates. However, we and such collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our product candidates. As a result, our business would be harmed, possibly materially.

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

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe and South Korea. While we generally conduct our clinical trials primarily or partially in the U.S., the acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We currently contract manufacturing operations to third parties, and certain of our product candidates are manufactured by and will in the future be manufactured by third parties outside the U.S., including in China. For example, we have a contract with a third-party manufacturer located in China for our CX-801 product candidate and accordingly we are exposed to the possibility of drug product supply disruption, delay and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China.

Conducting clinical trials and contracting with third-party manufacturers outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements; foreign exchange fluctuations; patient monitoring and compliance; compliance with foreign manufacturing, customs, shipment and storage requirements; the severity of the COVID-19 pandemic in such jurisdictions; and cultural differences in medical practice and clinical research. We are also subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, pandemics and public health emergencies, such as the COVID-19 pandemic, have disrupted and delayed and could in the future disrupt or delay enrollment in our clinical trials in Europe, South Korea and elsewhere. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we have no long-term contracts with and rely on third-party manufacturing and supply partners, most of which are sole source suppliers, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies, some of which are located in foreign countries, which, in addition to having other issues, could be adversely impacted by the COVID-19 pandemic. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed. This could result in a substantial delay of our clinical trials. For each of praluzatamab ravtansine (CX-2009), CX-2029, pacmilimab (CX-072), and CX-904, our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, in November 2019, one of our contract manufacturers that manufactures pacmilimab experienced a production failure. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we took sufficient steps to assure our current supply of pacmilimab, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2029, CX-904 or any other clinical trial drug candidates, including CX-801 and CX-2051, on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another. For example, we were dependent on ImmunoGen under our collaboration for certain steps in the manufacturing of clinical quantities of praluzatamab ravtansine. At the end of 2018, ImmunoGen closed their clinical manufacturing facility in Norwood, MA. This site provided clinical manufacturing support for the praluzatamab ravtansine program. We completed transfer of the drug substance manufacturing process from ImmunoGen to a CMO, where we have an existing relationship and which has expertise in the manufacture of antibody-drug conjugates at a clinical and commercial scale. While the manufacturing transfer process was completed, there can be no assurance that we will not experience a disruption in the supply of any other drug substance or drug product.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-2029 and CX-904, we will need to manufacture them in large quantities. To date, we have generally been able to successfully manufacture CX-2029, and CX-904 for our ongoing early-stage clinical trials. However, in November 2019, we had a production failure at one of our contract manufacturers that manufactured pacmilimab for our Phase 1/2 clinical trial and for our future trials. If we had not been able to assure sufficient supplies of clinical trial drug product after the production failure, we may have been required to suspend any ongoing trials and postpone future trials. Although we took sufficient steps to assure our current supply of pacmilimab clinical trial drug product for our planned clinical trials, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2029, CX-904 or any other clinical trial drug candidates, including CX-801 and CX-2051, on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates, such as our Phase 2 clinical trial for CX-2029 and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, we may not be able to successfully obtain FDA approval and commercialize product candidates in a timely manner or at all.

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

Because we have limited financial and managerial resources, we focus on specific product candidates and indications. For example, in July 2022, we announced that we would not continue the development of pralauzatamab ravtansine without a partner. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may experience difficulties in managing our growth and expanding when needed.

Over the last few years, we have expanded our workforce and activities to manage our expanding pipeline, including Phase 2 clinical trials. However, in July 2022, we announced we will not advance praluzatamab ravtansine into further clinical trials and will seek a partner for the program. As a result, we announced that we would reduce our workforce, primarily development and general and administrative staff, by approximately 40%. In the future we may need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, including CX-801 and CX-2051, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, including Regeneron and Moderna, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains. The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups. In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors. For instance, if any of our product candidates, including, CX-2029, are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We evaluated the impact of ASU 2014-09 on our financial statements and adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption. Additionally, for the purpose of revenue recognition, we are required to estimate the amount of effort to complete, as measured by full-time equivalent hours of our research development programs. Such estimates are inherently uncertain and may result in changes in estimates to financial statements in subsequent periods.

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

Our product candidates that we are currently developing are regulated as therapeutic biologics that are subject to requirements for review and approval of a BLA by the FDA’s Center for Drug Evaluation and Research (“CDER”). Therefore, our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. For example, recently the FDA launched Project Optimus, an initiative to reform the dose optimization and dose selection paradigm in oncology drug development. While the effort is intended to help drive better ultimate outcomes in the development of oncology drugs, these efforts could also lead to longer and more expensive early development efforts for companies, including us, before we are able to initiate registrational studies for our product candidates. Additionally, at this time it is impossible to predict whether the COVID-19 pandemic will cause regulatory delays in the U.S. or foreign jurisdictions. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Healthcare legislative reform measures may have a material and adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, and government regulation. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, was increased to 70% starting in 2019, off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 2, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. These laws and future laws may negatively impact the ability of biotechnology companies, including us, to raise funds from investors for or to obtain collaboration partners who assist us in the funding of research and development of future medicines. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, including the expanded right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the GDPR went into effect in May 2018, and imposes stringent requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 4% total worldwide annual turnover or €20 million, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Product candidates may also be eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree any of our product candidates has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the product may fail required confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.

We may seek Orphan Drug Designation for some of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same disease or condition or seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an disease or condition broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different biologics can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic for the same disease or condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to a loss of stockholder confidence and sanctions or investigations by regulatory authorities or litigation.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally acceptable accounting principles in the United States (“GAAP”). This assessment includes disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. If we are no longer a “smaller reporting company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary practices and procedures related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of its attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

If we fail to implement the requirements of Section 404 in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the Securities and Exchange Commission (“SEC”) and The Nasdaq Global Select Market. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities or litigation. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

In connection with preparing our financial statements for the year ending December 31, 2022, we determined that a material weakness existed in our internal control over financial reporting due to ineffective controls for evaluation and review of the accounting for revenue recognition. Although we initiated plans to remediate the material weakness, there can be no assurance that we will be successful or that we will not identify additional material weaknesses in the future.

In future periods, if our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal control over financial reporting are identified, or such material weaknesses are not remediated on a timely basis, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our business and the market price of our securities.

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $1.17 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 42% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

General Risk Factors

Adverse U.S. and multi-national financial market conditions may adversely affect our business and financial position.

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and continued hybrid working environment, we may also face increased cybersecurity risks due to our dependency on remote working technology and electronic monitoring of clinical trial sites, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our research or product candidates could be delayed.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

Holders of Record

As of January 31, 2023, there were approximately 26 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on December 31, 2017 through December 31, 2022 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
CytomX (CTMX)
NASDAQ - Composite (IXIC)
NASDAQ Biotech Index (^NBI)
Dollars
$250
$200
$150
$100
$50
$-
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022

*$100 investment in stock or index	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
CytomX (CTMX)	$100.00	$71.53	$39.37	$31.03	$20.51	$7.58
Nasdaq Composite Index (IXIC)	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
Nasdaq Biotech Index (^NBI)	$100.00	$90.68	$112.81	$141.78	$140.88	$125.52

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

For a discussion related to the results of operations for 2021 compared to 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2021 and 2020" in Amendment No.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on March 27, 2023.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company focused on developing novel conditionally activated, biologics localized to the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our Probody® therapeutic technology platform, we lead the field of conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development. Our goal is to transcend the limits of current cancer treatments by successfully leveraging therapeutic targets and strategies that were once thought to be inaccessible.

Our proprietary and versatile Probody technology platform is designed to enable conditional activation of biologic therapeutic candidates within the tumor microenvironment, while minimizing drug activity in healthy tissues and circulation. Our industry-leading platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often poorly regulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our Probody therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor. We believe this innovative approach has the potential to improve cancer treatment in three ways:

1.
Allowing the pursuit of high potential targets that were previously considered “undruggable” due to their ubiquitous expression on normal tissues;
2.
Enhancing a potential product’s “therapeutic window,” the balance between tolerability and anti-tumor activity; and
3.
Enabling the development of new combination therapies, including immunotherapies, by improving tolerability.

We are employing our leading, conditional activation platform technology to address some of the biggest challenges today in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening solid tumor opportunities for T-cell engaging bispecific antibodies (“TCBs”), and increasing the therapeutic window for immune modulators such as cytokines and checkpoint inhibitors (“CPIs”). Additionally, we have recently initiated a research collaboration with our Probody platform beyond cancer into other therapeutic areas.

We have utilized our multi-modality Probody platform to build a promising, broad pipeline of potential first-in-class and best-in-class therapeutics that includes four molecules in clinical testing including: CX-2029, a Probody ADC targeting CD71; CX-904, a conditionally activated TCB, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells and BMS-986288, a Probody version of a non-fucosylated anti-CTLA-4 antibody.

We also have a broad pre-clinical pipeline across our collaborations and internally, including two wholly-owned next-generation molecules in investigational new drug application (“IND”) enabling studies. For our next generation molecules, we have selected the previously validated anti-cancer targets, the epithelial cell adhesion molecule (EpCAM) and interferon alpha-2b (IFNa2b), that have been limited in their potential due to systemic toxicities. In the molecular design of CX-2051, an ADC, and CX-801, a masked cytokine, we have incorporated our platform expertise and clinical learnings to optimize predicted therapeutic index in order to potentially broaden the clinical utility of these promising targets through tumor localized conditional activation.

CX-2029, which was partnered with Abbvie until March 2023, is a conditionally activated ADC directed toward the previously undruggable target CD71. Having demonstrated favorable tolerability and encouraging anti-tumor activity in Phase 1 studies, CX-2029 entered into a four-cohort Phase 2 expansion study initially designed to enroll twenty-five efficacy evaluable patients per cohort in the following malignancies: squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, and diffuse large B-cell lymphoma (“DLBCL”). The DLBCL cohort was later deprioritized due to strategic and competitive reasons and did not enroll any patients. In January 2023, a data update for the Phase 2 expansion was disclosed which included data across all fully enrolled cohorts. The study results reflected an August 5, 2022 full data cut-off and an October 4, 2022 data snapshot for efficacy. The data demonstrated encouraging clinical activity in unselected, heavily pre-treated patients with tumors of squamous histology including a 21% objective response rate (ORR) in squamous esophageal cancer and a 10% ORR in squamous non-small cell lung cancer (sqNSCLC). The adverse event (AE) profile was consistent with Phase 1 observations with anemia (82.6%) being the most common treatment related adverse event (TRAE). Anemia was managed with transfusions, dose delays, and dose reductions. The treatment discontinuation rate due to AEs was 3.3% as a result of anemia. In March 2023, CytomX announced that it will evaluate the potential next steps for CX-2029 following the decision from its collaboration partner, AbbVie, Inc., to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement has been terminated and CytomX has an exclusive option to re-acquire full rights to CX-2029.

Praluzatamab ravtansine is our conditionally activated ADC directed toward CD166 and is being evaluated in a three-arm study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B examined praluzatamab ravtansine monotherapy in patients with hormone receptor-positive/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C studied praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. In July 2022, Phase 2 topline results were disclosed for Arms A and B as of the data cut-off date of May 2022. Arm A met the primary endpoint of confirmed objective response rate greater than 10% by central radiology review. The safety profile in Arm A was generally consistent with Phase 1 observations and the DM4 payload, with high-grade toxicities or toxicities resulting in dose modification predominantly ocular or neuropathic in nature. Specifically, 30% of patients in Arm A discontinued treatment for an adverse event. Grade 3 or greater ocular and neuropathic toxicities were 15% and 10%, respectively. All patients in Arm A were treated at the initial starting dose of 7 mg/kg administered every three weeks. Arm B did not pass the protocol-defined futility boundary in patients with advanced TNBC and enrollment into Arms B and C was discontinued. Arm B evaluated patients at starting doses of 7 mg/kg or 6 mg/kg. The toxicity profile of the 7 mg/kg starting dose in Arm B was consistent with the 7 mg/kg starting dose in Arm A. In the 6 mg/kg cohort in Arm B, no patients discontinued treatment for an adverse event as of the data cut-off date and Grade 3 or greater ocular or neuropathic related events were 3% and 0%, respectively. Based on these results, the Company deprioritized further investment and seek a partnership to further develop praluzatamab ravtansine.

Our partner, Bristol Myers Squibb, is conducting a randomized Phase 2 study evaluating BMS-986249, a Probody version of ipilimumab, the anti-CTLA-4 antibody, in combination with nivolumab, the anti-PD-1 antibody, in patients with metastatic melanoma. In addition, BMS-986249 is being studied in combination with nivolumab in three additional indications: advanced hepatocellular carcinoma, metastatic castration-resistant prostate cancer and advanced TNBC. Bristol Myers Squibb also continues to evaluate BMS-986288, a Probody version of non-fucosylated ipilimumab, as monotherapy or in combination with nivolumab in a Phase 1 / 2 clinical study. In February 2023, BMS prioritized BMS-986288 as its lead next-generation anti-CTLA-4 program over two other anti-CTLA-4 programs including BMS-986249.

Reinforcing our leadership in the field of conditional activation, we recently advanced our first T-cell engaging bispecific antibody (TCB) into the clinic. CX-904, partnered with Amgen, is a conditionally activated TCB against EGFR and CD3. In preclinical studies, CytomX’s Probody EGFRxCD3 bispecific therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 bispecifics without Probody masking. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. Patient enrollment in the Phase 1 dose escalation portion of the study continues to progress. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated.

Our pipeline also includes CX-2051, a wholly-owned conditionally activated ADC paired with a next-generation camptothecin payload and directed toward the epithelial cellular adhesion molecule (EpCAM). CX-2051 has been tailored to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated a wide predicted therapeutic index and strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer. We plan to submit an IND for this program in the second half of 2023.

Another wholly-owned emerging product candidate is CX-801, an interferon ("IFN") alpha-2b Probody. IFNa2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNa2b that has the potential to become a unique centerpiece of combination therapy for a wide range of tumor types. An IND submission for CX-801 is planned in the second half of 2023.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines, TCBs, and most recently, mRNAs reflecting the versatility of our Probody platform. We currently have more than 15 active drug discovery and/or development programs.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $99.3 million and $115.9 million for 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $722.9 million and $623.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Restructuring

On July 13, 2022, we announced a restructuring plan to prioritize our resources on our emerging pre-clinical and early clinical pipeline as well as our existing collaboration partnerships. The restructuring plan resulted in a reduction to our workforce of approximately 40%. The majority of these changes occurred in our late-stage development teams. During 2022, we recorded aggregate restructuring charges of approximately $7.7 million, primarily related to severance and benefits. The restructuring is substantially complete at the end of 2022.

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

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using an input method for the entire performance obligation. In addition to receiving upfront payments, we are entitled to variable payments related to research and development services provided and may be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from variable payments related to research and development or milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, are also recognized over the performance period based on a similar method.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration agreements with AbbVie, Amgen, Astellas, Bristol Myers Squibb, Regeneron, Moderna and any other collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

AbbVie, one of our previous collaboration partners, entered into a license agreement with Seagen Inc. (“SGEN”) to license certain intellectual property rights. As part of the collaboration agreement with AbbVie, we received a sublicense to these intellectual property rights and therefore paid SGEN sublicense fees. These sublicense fees were treated as reductions to the transaction price and combined with the performance obligation to which they relate. Milestone payments, when considered probable of being reached and when a significant revenue reversal would not be probable of occurring, are also recorded net of the associated sublicense fees and included in the transaction price.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other changes to the Internal Revenue Code, the IRA imposes a 15% corporate alternative minimum tax on certain corporations and 1% excise tax on public company stock buybacks for tax years beginning after December 31, 2022. The Company does not expect these provisions to have a material impact.

Comparison of Years Ended December 31, 2022 and 2021

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
AbbVie	$18,563	$11,546	$7,017
Amgen	4,967	8,488	(3,521)
Astellas	20,491	17,278	3,213
Bristol Myers Squibb	9,142	-	9,142
Total Revenue	$53,163	$37,312	$15,851

The increase in revenue of $15.9 million for 2022 compared to 2021 was primarily due to:

•
An increase in revenue from AbbVie primarily driven by a higher percentage of project completion under the CD71 Agreement and a cumulative adjustment from a change in estimate of $4.4 million due to completion of performance obligation of the second target under the Discovery Agreement in the current year;
•
An increase in revenue from Astellas under the Astellas Agreement primarily driven by a higher percentage of completion for existing targets and initiation of pre-clinical research and development on a new target selected in current year;
•
An increase in revenue from Bristol Myers Squibb under the BMS Agreement due to initiation and progress of pre-clinical research for new targets selected in current year, offset by;
•
A decrease in revenue from Amgen under the Amgen Agreement driven by lower percentage of completion of the CX-904 program in the current year due to an increase in projected hours-to-completion.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Year Ended December 31,
	2022	2021	Change
External costs incurred by product candidate (target):	(in thousands)
Praluzatamab ravtansine, CX-2009 (CD166)	$15,809	$18,516	$(2,707)
CX-2029 (CD71)	9,708	11,556	(1,848)
Pacmilimab, CX-072 (PD-L1)	948	3,535	(2,587)
CX-904 (EGFRxCD3)	2,822	3,522	(700)
Other wholly owned and partnered programs	14,024	13,831	193
General research and development expenses	13,338	13,534	(196)
	56,649	64,494	(7,845)
Internal costs	55,000	49,700	5,300
Total research and development expenses	$111,649	$114,194	$(2,545)

Research and development expenses decreased by $2.5 million for 2022, compared to 2021 primarily driven by a decrease in clinical trial and lab contract services for CX-2009, CX-072, CX-2029, CX-904 and pre-clinical programs, offset by $5.3 million restructuring expenses which are primarily included in internal costs.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
General and administrative	$42,849	$39,160	$3,689

General and administrative expenses increased by $3.7 million for 2022, compared to 2021 primarily driven by $2.4 million of restructuring expenses and a $1.0 million increase in professional expenses related to new collaboration agreements.

Interest Income and Other Expense, Net

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Interest income	$1,678	$255	$1,423
Other expense, net	340	(83)	423
Total interest income and other expense	$2,018	$172	$1,846

Interest Income

Interest income increased by $1.4 million during 2022 compared to 2021, primarily driven by higher interest rates in 2022.

Quarterly Discussion and Analysis

The following discussion should be read in conjunction with our accompanying restated unaudited interim condensed financial statements for the 2022 quarterly periods disclosed in financial statement Note 17, “Selected Quarterly Financial Data (Unaudited)", and our audited financial statements and notes thereto and our unaudited condensed financial statements included in our Amended Annual Report on Form 10-K/A, filed for the fiscal year ended December 31, 2021 with the SEC on March 27, 2023.

The following table summarizes our revenue by collaboration partner during the respective periods:

Comparison of the three months ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31,
	2022	2021
	(As Restated)		Change
	(in thousands)
AbbVie	$1,751	$1,486	$265
Amgen	2,237	2,546	(309)
Astellas	4,766	4,165	601
Bristol Myers Squibb	286	-	286
Total revenue	$9,040	$8,197	$843

The increase in revenue of $0.8 million for the three months ended March 31, 2022 compared to the corresponding period of 2021 was primarily due to a higher percentage of project completion for the existing targets as well as pre-clinical research activities initiated for newly selected targets, under the Astellas Agreement and BMS Agreement in the first quarter of 2022.

Comparison of the three and six months ended June 30, 2022 and June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
	(As Restated)		Change	(As Restated)		Change
	(in thousands)			(in thousands)
AbbVie	$6,775	$2,734	$4,041	$8,526	$4,220	$4,306
Amgen	357	1,715	(1,358)	2,594	4,261	(1,667)
Astellas	4,657	4,346	311	9,423	8,511	912
Bristol Myers Squibb	1,064	-	1,064	1,350	-	1,350
Total revenue	$12,853	$8,795	$4,058	$21,893	$16,992	$4,901

The increase in revenue of $4.1 million and $4.9 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods of 2021 was primarily due to:

•
An increase in revenue under the AbbVie Agreements driven by a higher percentage of project completion primarily for the CD71 project in current periods and a decrease in projected hours-to-completion for a target under the Discovery Agreement, as well as under the Astellas Agreement and BMS Agreement driven by pre-clinical research activities initiated in the current periods for the recently selected new targets; partially offset by
•
A decrease in revenue from Amgen under the Amgen Agreement driven by lower percentage of completion of the CX-904 project in the current periods due to the increase in projected hours-to-completion within the same projected research period.

Comparison of the three and nine months ended September 30, 2022 and September 30, 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
	(As Restated)		Change	(As Restated)		Change
	(in thousands)			(in thousands)
AbbVie	$2,972	$2,277	$695	$11,498	$6,497	$5,001
Amgen	337	2,352	(2,015)	2,931	6,613	(3,682)
Astellas	5,880	4,560	1,320	15,303	13,071	2,232
Bristol Myers Squibb	1,958	-	1,958	3,308	-	3,308
Total revenue	$11,147	$9,189	$1,958	$33,040	$26,181	$6,859

The increase in revenue of $2.0 million and $6.9 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods of 2021 was primarily due to:

•
An increase in revenue under AbbVie's CD71 Agreements driven by a higher percentage of project completion in current periods and a decrease in projected hours-to-completion for a target under the Discovery Agreement,

•
An increase in revenue under the Astellas Agreement driven by a higher percentage of project completion for the existing targets as well as pre-clinical research activities initiated in the current periods for the recently selected new targets under the Astellas Agreement and the BMS Agreement; partially offset by
•
A decrease in revenue from Amgen under the Amgen Agreement driven by lower percentage of completion of the CX-904 project in the current periods due to an increase in projected hours-to-completion.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $193.7 million and an accumulated deficit of $722.9 million, compared to cash, cash equivalents and investments of $305.2 million and an accumulated deficit of $623.6 million as of December 31, 2021. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In January and February 2021, in an underwritten public offering of our common stock, we raised an aggregate net proceeds of approximately $107.7 million. In November 2022, we entered into a Collaboration and License Agreement with Regeneron Pharmaceuticals, Inc. (the “Regeneron Agreement”) to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology. Pursuant to the Regeneron Agreement, we collected an upfront fee of $30.0 million. In December 2022, we entered into a Collaboration and License Agreement with ModernaTX, Inc. (the “Moderna Agreement”) to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (mRNA) based conditionally activated therapies using the Company’s Probody therapeutic technology. Pursuant to the Moderna Agreement, we recorded a receivable for an upfront fee and prepaid research funding of $35.0 million, which has been collected in January 2023.

On July 13, 2022, we announced a restructuring plan to prioritize resources on our emerging pre-clinical and early clinical pipeline as well as our existing collaboration partnerships. The restructuring plan resulted in a reduction to our workforce by approximately 40%, and is substantially completed by the fourth quarter of 2022. We incurred aggregate restructuring charges of approximately $7.7 million, primarily related to one-time severance payments and other employee-related costs.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(110,788)	$(119,031)
Net cash provided by (used in) by investing activities	98,260	22,489
Net cash provided by financing activities	648	110,213
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,880)	$13,671

Cash Flows from Operating Activities

2022

During the year ended December 31, 2022, cash used in operating activities was $110.8 million, which consisted of a net loss of $99.3 million and a net decrease of $30.7 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $19.2 million. The non-cash charges primarily consisted of $13.1 million in stock-based compensation, $3.4 million in non-cash lease expense and $2.7 million in depreciation, amortization, and impairment charges.

The change in our net operating assets and liabilities was primarily due to:

•
an increase of $35.2 million in accounts receivable primarily related to the upfront payment and prepaid research under the Moderna Agreement entered into in December 2022;
•
a decrease of $9.8 million in accrued liabilities and accounts payable primarily due to timing of payments;
•
a decrease of $2.3 million in cash flows from prepaid expenses and other current assets and other assets primarily due to increase in advance payments to our third-party manufacturing vendors and timing of payments;
•
a net increase of $16.6 million in deferred revenue consisting of an increase of $69.6 million in deferred revenue related to new agreements with Regeneron and Moderna partially offset by a decrease of $53.0 million resulting from the continued recognition of deferred revenue from existing customers.

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

Cash Flows from Investing Activities

During year ended December 31, 2022, cash provided by investing activities was $98.3 million, which consisted of $100.0 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $1.7 million of capital expenditures used to purchase property and equipment.

During the year ended December 31, 2021, cash provided by investing activities was $22.5 million, which consisted of $124.0 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $99.9 million used in the purchase of long-term investments and $1.6 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2022, cash provided by financing activities consisted of $0.6 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan (“ESPP”).

During the year ended December 31, 2021, cash provided by financing activities was $110.2 million, which consisted of $107.7 million of net proceeds from the follow-on public offering in January and February 2021 and $2.5 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

The following table summarizes our contractual obligations that become due within the next twelve months (in thousands):

Payments Due by
2023
Operating leases(1)	$5,420
Royalty obligations(2)	150
License maintenance fees(3)	750
Total contractual obligations	$6,320

(1)
We lease our current facility under a long-term operating lease, which expires in 2026. The lease provides us with one option to extend the lease term for a period of five years at the then fair market rental value.
(2)
We have royalty obligations under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement" in the accompanying Notes to the financial statements for more information. Sublicense fees payable to UCSB for potential milestones that are probable to be earned by the Company in 2023 are not included.
(3)
We have annual license maintenance fees under the terms of certain license agreement with UCSB. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement” in the accompanying Notes to the financial statements for more information.

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $9.3 million as of December 31, 2022 because these uncertain tax positions, if recognized, would be an adjustment to our deferred tax assets, which are subject to a valuation allowance.

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

Our collaboration and license agreements may include contingent payments related to specified research, development and regulatory milestones. Such milestone payments are typically payable under the collaborations when the collaboration partner claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities; or upon receipt of actual marketing approvals of a covered product or for additional indications. To date, we have concluded that these contingent payments should be fully constrained until the conditions are met. At each reporting date, we re-evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.

Our collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract, but rather, are included when the sales or usage occur. As of December 31, 2022, no sales-based milestones have been recognized.

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

Most of our collaboration arrangements are related to delivering a combined performance obligation satisfied over time. Revenue is recognized over the estimated research period using an input measure based on our actual full-time employee ("FTE") hours incurred as a percentage of projected FTE hours for completing the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and/or the related estimated FTE hours-to-completion of certain of our research development programs in 2022 and 2021. For example, changes in our estimated research service period resulted in recognition of higher total revenue of $0.5 million in 2022 and lower total revenue of $9.3 million in 2021, as compared to the estimates in place at the end of the prior period. Such adjustments have impacted and may continue to impact the amounts and timing of our revenue recognized.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and investments of $193.7 million and $305.2 million as of December 31, 2022 and 2021 respectively, which consists of bank deposits, money market funds and U.S. Treasury securities. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2022, a hypothetical 100 basis point change in interest rates would not have material effect in the fair value of the portfolio.

Item 8. Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company recorded revenue from collaboration agreements of $53.2 million for the year ended December 31, 2022. As described in Note 2, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

San Jose, California

March 27, 2023

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193,650	$205,530
Short-term investments	—	99,696
Accounts receivable	35,986	790
Prepaid expenses and other current assets	7,466	4,285
Total current assets	237,102	310,301
Property and equipment, net	5,072	5,960
Intangible assets, net	875	1,021
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	15,949	19,362
Other assets	27	901
Total assets	$260,891	$339,411
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,809	$2,818
Accrued liabilities	28,532	34,236
Deferred revenues, current portion	121,267	40,816
Total current liabilities	152,608	77,870
Deferred revenue, net of current portion	180,059	243,944
Operating lease liabilities - long term	13,975	18,056
Total liabilities	346,642	339,870
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized, and 66,228,046 and 65,392,758 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	637,117	623,344
Accumulated other comprehensive income (loss)	10	(242)
Accumulated deficit	(722,879)	(623,562)
Total stockholders' equity (deficit)	(85,751)	(459)
Total liabilities and stockholders' equity (deficit)	$260,891	$339,411

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues	$53,163	$37,312
Operating expenses:
Research and development	111,649	114,194
General and administrative	42,849	39,160
Total operating expenses	154,498	153,354
Loss from operations	(101,335)	(116,042)
Interest income	1,678	255
Other income (expense), net	340	(83)
Loss before income taxes	(99,317)	(115,870)
Benefit from income taxes	-	-
Net loss	$(99,317)	$(115,870)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax	$252	$(195)
Total comprehensive loss	$(99,065)	$(116,065)

Net loss per share, basic and diluted	$(1.51)	$(1.81)
Shares used to compute net loss per share, basic and diluted	65,739,844	64,146,848

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	48,251,819	$1	$499,964	$(47)	$(507,692)	$(7,774)
Exercise of stock options	528,503	—	1,428	—	—	1,428
Issuance of common stock under the Employee Stock Purchase Plan	183,865	—	1,073	—	—	1,073
Issuance of common stock in follow-on offering, net of issuance cost	16,428,571	—	107,712	—	—	107,712
Stock-based compensation	—	—	13,167	—	—	13,167
Other comprehensive loss	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(115,870)	(115,870)
Balance at December 31, 2021	65,392,758	1	623,344	(242)	(623,562)	(459)
Exercise of stock options and release of RSUs	430,096	—	99	—	—	99
Issuance of common stock under the Employee Stock Purchase Plan	405,192	—	549	—	—	549
Stock-based compensation	—	—	13,125	—	—	13,125
Other comprehensive income	—	—	—	252	—	252
Net loss	—	—	—	—	(99,317)	(99,317)
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(99,317)	$(115,870)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	146	146
Depreciation and amortization	2,297	2,560
Impairment loss on machinery and equipment	254	—
Amortization of premium (accretion of discounts) on investments	(52)	272
Stock-based compensation expense	13,125	13,167
Non-cash lease expense	3,413	3,133
Changes in operating assets and liabilities
Accounts receivable	(35,196)	8
Prepaid expenses and other current assets	(3,181)	2,811
Other assets	874	1,271
Accounts payable	68	(139)
Accrued liabilities, income tax payable and other long-term liabilities	(9,784)	7,558
Deferred revenue	16,565	(33,948)
Net cash used in operating activities	$(110,788)	$(119,031)
Cash flows from investing activities:
Purchases of property and equipment	(1,740)	(1,609)
Purchases of short-term investments	—	(99,898)
Maturities of short-term investments	100,000	123,996
Net cash provided by investing activities	$98,260	$22,489
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	107,712
Proceeds from employee stock purchase plan and exercise of stock options	648	2,501
Net cash provided by financing activities	$648	$110,213
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,880)	13,671
Cash, cash equivalents and restricted cash, beginning of year	206,447	192,776
Cash, cash equivalents and restricted cash, end of year	$194,567	$206,447

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$6	$83

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Restatement

The Company re-evaluated its application of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606") for its prior collaboration and license agreements. The Company has historically recognized the revenue for certain arrangements ratably over the estimated research period. Upon reassessment, the Company has determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period. In applying the input method, revenue is recognized based on actual full time employee ("FTE") hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The restatement affects the accounting for the Company’s agreements with Bristol-Myers Squibb Company, Astellas Pharma Inc., and certain agreements with AbbVie Ireland Unlimited Company, and Amgen, Inc. The error resulted in an overstatement of revenue in the statements of operations for the years ended December 31, 2021, 2020 and 2019, and an understatement of deferred revenue in the balance sheets as of December 31, 2021 and December 31, 2020. These annual periods were restated in the Amendment No. 1 of the Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023. In the 2021 Form 10-K/A, the Company also restated its previously issued (i) unaudited condensed balance sheets as of March 31, 2021, June 30, 2021 and September 30, 2021, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, three and six months ended June 30, 2021 and 2020, and three and nine months ended September 30, 2021 and 2020, (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2021 and 2020, six months ended June 30, 2021 and 2020 and nine months ended September 30, 2021 and 2020, and unaudited notes related thereto, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

Included in Note 17 of these financial statements is the restatement of previously issued (i) unaudited condensed balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022, (ii) unaudited condensed statements of operations and comprehensive loss for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, (iii) unaudited condensed statements of cash flows for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022, and unaudited notes related thereto, in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.

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

Notes to Financial Statements

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all the Company’s cash is held by one financial institution. Such deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds and its short-term investments in U.S. Treasury securities.

Segments

Management has determined that it has one business activity and operates as one operating segment as it only reports financial information on an aggregate basis to its Chief Executive Officer and Principal Financial Officer, who are the Company’s chief operating decision makers. All long-lived assets are maintained in the United States of America.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash represents a standby letter of credit issued pursuant to an office lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statements of cash flows:

	December 31
	2022	2021
	(in thousands)
Cash and cash equivalents	$193,650	$205,530
Restricted cash - non-current assets	917	917
Total	$194,567	$206,447

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2022 and 2021.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. During the fourth quarter of 2022, the Company recorded an impairment loss of $0.3 million related to certain machinery and equipment. There was no impairment of long-lived assets during the years ended December 31, 2021.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. The Company’s non-credit related unrealized gains and losses on investments during the period represent the component of other comprehensive income (loss) that is excluded from the reported net loss.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to its historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Options and ESPP to purchase common stock	14,292,729	11,904,885
RSUs	1,201,058	82,477
Total	15,493,787	11,987,362

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$64,706	$—	$—	$64,706
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury securities	Level I	29,941	10	—	29,951
Total		$95,564	$10	$—	$95,574

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$165,736	$—	$—	$165,736
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury securities	Level I	99,938	—	(242)	99,696
Total		$266,591	$—	$(242)	$266,349

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

As of December 31,2022, the remaining contractual terms of the U.S. Treasury securities are less than a year.

5. Property and Equipment

Property and equipment, net consisted of the following:

	December 31
	2022	2021
	(in thousands)
Machinery and equipment	$14,002	$15,086
Computer equipment and software	1,942	1,608
Furniture and fixtures	1,054	1,054
Leasehold improvements	1,742	1,736
Construction in progress	705	308
	19,445	19,792
Less: accumulated depreciation and amortization	(14,373)	(13,832)
	$5,072	$5,960

Depreciation and amortization expense was $2.3 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. During the fourth quarter of 2022, as part of its on-going cost savings initiatives, the Company has recorded an impairment loss of $0.3 million related to certain machinery and equipment.

6. Intangible Asset

The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization expense for the years ended December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

	December 31,
	2022	2021
	(in thousands)
Probody platform intangible asset	$1,750	$1,750
Less accumulated amortization	(875)	(729)
	$875	$1,021

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Research and clinical expenses	$13,089	$18,861
Payroll and related expenses	8,060	9,576
Legal and professional expenses	1,413	1,468
Operating lease liabilities - short term	4,082	3,618
Restructuring expenses	1,627	—
Other accrued expenses	261	713
Total	$28,532	$34,236

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

8. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Year Ended December 31,
	2022	2021
	(in thousands)
AbbVie	$18,563	$11,546
Amgen	4,967	8,488
Astellas	20,491	17,278
Bristol Myers Squibb	9,142	-
Total revenue	$53,163	$37,312

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie were co-developing a conditionally activated antibody-drug conjugate (“ADC”) against CD71, with the Company being responsible for preclinical and early clinical development. AbbVie was to be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company was to assume 35% of the net profits or net losses related to later development and commercialization unless it opted-out. Under the Agreement, if the Company was to opt-out from participation of co-development of the CD71 conditionally activated ADC, which included CX-2029, AbbVie would have had the sole right and responsibility for the further development, manufacturing and commercialization of such CD71 conditionally activated ADC.

Under the CD71 Agreement, the Company received an upfront payment of $20.0 million in April 2016, and was eligible to initially receive up to $470.0 million in development, regulatory and commercial milestone payments, a 35% profit split on U.S. sales, and royalties on ex-U.S. sales at percentages in the high teens to low twenties if the Company participated in the co-development of the CD71 conditionally activated ADC subject to a reversion to a royalty on U.S. sales, and reduction in royalties on ex-U.S. sales, if the Company opted-out from the co-development of the CD71 conditionally activated ADC. The Company’s share of later stage co-development costs for each CD71 conditionally activated ADC would have been capped, provided that AbbVie could have offset the Company’s co-development cost above the capped amounts from future payments such as milestone payments and royalties. In July 2017, the Company received a milestone payment of $14.0 million (net of payment of an associated sublicense fee of $1.0 million to Seagen Inc., formerly Seattle Genetics, Inc. (“SGEN”) under the Seattle Genetics Agreement) from AbbVie for achieving certain milestones required to be met to begin GLP toxicology studies under the CD71 Agreement. AbbVie had entered into a license agreement with SGEN to license certain intellectual property rights pursuant to which the Company was required to pay SGEN sublicense fees for certain milestone achievements and an annual maintenance fee. These sublicense fees were treated as reductions to the transaction price and combined with the performance obligation to which they relate.

In May 2018, the United States Food and Drug Administration (“FDA”) cleared the IND application for CX-2029. As a result, the Company achieved the IND success criteria under the CD71 Agreement and received a $21.0 million milestone payment (net of the payment of an associated sublicense fee of $4.0 million to SGEN). In March 2020, the Company earned a $40.0 million milestone payment for satisfying the CD71 dose escalation success criteria under the CD71 Agreement. Inclusive of 2017, 2018 and 2020 milestone payments, as of December 31, 2022, the Company has received in aggregate $100.0 million in upfront and milestone payments under the CD71 Agreement. In March 2023, the Company announced that it will evaluate the potential next steps for CX-2029 following the decision from its collaboration partner, AbbVie, Inc., to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement has been terminated and the Company has an exclusive option to re-acquire full rights to CX-2029.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million for the first target in April 2016 and subsequently received an additional $10.0 million payment triggered by selection of the second target by AbbVie in June 2019. The second target was selected under the Discovery Agreement that allowed AbbVie to select a target for developing a conditionally activated ADC or a Probody. As of December 31, 2022, the research on the two discovery targets has concluded with no plans to advance the discovery targets into clinical studies or to pursue new programs. As a result, the Discovery Agreement has been terminated and all target rights will revert back to CytomX.

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

Therefore, of the $39.8 million total initial transaction price discussed above, the Company allocated $29.8 million to the CD71 Agreement performance obligation and $10.0 million to the Discovery Agreement performance obligation and recognized revenue using an input measure for each performance obligation. In applying the input method, revenue is recognized based on actual full time employee ("FTE") hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company updated the transaction price for the CD71 Agreement performance obligation in May 2018, to include achievement of the $21.0 million milestone (net of the payment of an associated sublicense fee of $4.0 million to SGEN) and a revenue adjustment of $9.9 million was recognized in the second quarter of 2018 reflecting the percentage completed to-date on the project related to this milestone. The transaction price was updated again in March 2020 upon achievement of the $40.0 million milestone related to satisfaction of the CD71 dose escalation success criteria and $26.6 million was recognized as revenue related to this milestone reflecting the percentage completed to-date on the project as of March 2020.

As of December 31, 2022, the research service period for the CD71 Agreement performance obligation is projected to end in September 2023. As of December 31, 2022, the Company had completed its performance obligation for the first target related to the Discovery Agreement.

In June 2019, the Company received a $10.0 million payment for the second target selected by AbbVie under the Discovery Agreement. The $10.0 million payment was recognized as a separate contract using the input method based on FTE hours incurred as a percentage of total estimated FTE hours for completing the related obligation over the estimated research service period of five years. In December 2022, the Company completed the performance obligation for this second target earlier than the original research term projected to end in 2024 and recorded a cumulative change in estimate of $4.4 million.

The Company determined that the remaining potential milestone payments of AbbVie agreements, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company’s control. Therefore, these payments continue to be fully constrained and are not included in the transaction price as of December 31, 2022.

As of December 31, 2022 and 2021, deferred revenue related to the CD71 Agreement performance obligation was $4.0 million and $16.1 million, respectively, and deferred revenue related to the Discovery Agreement performance obligation was $0.0 million and $6.5 million, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

At the initiation of the collaboration, CytomX had the option to select from programs specified in the Amgen Agreement, an existing preclinical stage T-cell engaging bispecific product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program. CytomX is responsible, at its expense, for converting this program to a conditionally activated T-cell engaging bispecific product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

The Company considered the criteria for combining contracts in ASC 606 and determined that the Amgen Agreement and the Purchase Agreement should be combined into one contract. The Company accounted for the Amgen Agreement based on the fair values of the assets and services exchanged.

For each of the EGFR Products and the Amgen Other Products, the Company determined that the respective promised goods and services identified, which are the research, development and commercialization license; the related research and development services and the participation in the joint steering committee and joint research committee, are not distinct. Therefore the identified promised goods and services were combined into one single performance obligation for each of the EGFR Product and the Amgen Other Products.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Furthermore, the Amgen Other Products are accounted for as a separate performance obligation from the EGFR Products as the nature of the services being performed is not the same and the value that Amgen can derive from one program is not dependent on the success of the other. The Company evaluates the measure of progress each reporting period using the input method and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments were fully constrained due to the uncertainty in achieving them as of December 31, 2022.

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations. The transaction price of each performance obligation was recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the research service period. At the end of the second quarter of 2019, the Company determined that it would undertake additional testing and assessment of the molecules being evaluated under the EGFR project. As a result, the estimated FTE hours-to-completion and research service period related to the EGFR project were increased to eight years. In the second quarter of 2020, the Company completed the clinical candidate characterization phase and moved into the IND-enabling phase earlier than planned. As a result, the estimated FTE hours-to-completion and research service period related to the EGFR project were decreased from eight to approximately seven years. In the third quarter of 2022, the FDA initiated Project Optimus which is aimed to reform the dose optimization and dose selection paradigm. As a result, the estimated FTE hours-to-completion and research service period were increased by approximately an additional year.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation is recognized using estimated FTE hours-to-completion over the estimated research service period of six years.

As of December 31, 2022 and 2021 deferred revenue related to the EGFR Products performance obligation was $18.0 million and $21.8 million, respectively. As of December 31, 2022 and 2021, deferred revenue related to the Amgen Other Products performance obligation was $0.6 million and $1.8 million, respectively.

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

Pursuant to the Astellas Agreement, the consideration from Astellas is comprised of an upfront fee of $80.0 million and contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.6 billion. If Astellas exercises

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

its Expansion Option for Additional Targets, the Company would be eligible to receive additional upfront and milestone payments aggregating to approximately $0.9 billion. The Company is also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas is responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company will receive research and development service fees based on a prescribed FTE rate.

The Company determined that the license and expertise related to the development of product candidates should be combined with the research and development services and participation in the joint research committee as one combined performance obligation for each collaboration target. The Company concluded, that at the inception of the agreement, Astellas’ Expansion Option for Additional Targets were not material rights and therefore not considered performance obligations. As such, each option would have been accounted for as a separate arrangement upon exercise.

The initial transaction price of $103.2 million consists of the upfront fee of $80.0 million and estimated research and development fees of $23.2 million. The transaction price was allocated between the four performance obligations based on the relative standalone selling price of each performance obligation, which was deemed to be equal at the inception of the agreement. The Company determined that all potential milestone payments are constrained as of December 31, 2022 due to the significant uncertainty of achievement.

The transaction price, as allocated to the combined performance obligation for each target, is recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred over the estimated research service period of each target.

As of December 31, 2022 and 2021, deferred revenue relating to the Astellas Agreement was $44.5 million and $60.3 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.0 million and $0.8 million as of December 31, 2022 and 2021, respectively.

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

Pursuant to Amendment 1, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $200.0 million, estimated research and development service fees, and contingent payments for development, regulatory and sales milestones for the eight targets. The Company was also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. Amendment 1 did not change the term of Bristol Myers Squibb’s royalty obligation under the BMS Agreement. Bristol Myers Squibb’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

The Company elected the practical expedient related to contract modifications upon adoption of ASC 606 and combined the original agreement and Amendment 1. The Company determined that the identified promised goods and services which include the exclusive research, development and commercialization license, the related research services and expertise for the development of the product candidates should be combined with the participation in the joint research committee as one combined performance obligation for each collaboration target. The Company also concluded that, at the inception of the agreement, Bristol Myers Squibb’s options for the third and fourth targets were material rights and performance obligations. As such, the material rights were accounted for as part of the initial transaction price.

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

CYTOMX THERAPEUTICS, INC.

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

In October 2022, the Company and Bristol Myers Squibb entered into Amendment Number 3 to amend the Collaboration and License Agreement (“Amendment 3”), as amended by Amendment 1 and Amendment 2, to clarify the rights and restrictions of certain new proprietary antibodies that the parties exchanged. There were no substantive changes to each party's performance obligations. As of December 31, 2022, the Company is eligible for up to approximately $2.1 billion in contingent payments for development, regulatory and sales milestones based on the ongoing collaboration projects, including the CTLA-4 program, with BMS.

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price on December 31, 2022. As of December 31, 2022, the Company has received in aggregate $297.0 million in upfront and milestone payments under the agreement.

As of December 31, 2022 and 2021, deferred revenue relating to the BMS Agreement was $169.2 million and $178.3 million, respectively.

ModernaTX, Inc.

The Company and ModernaTX, Inc. (“Moderna”) entered into a Collaboration and License Agreement (the “Moderna Agreement”) on December 30, 2022, the effective date, to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (mRNA) based conditionally activated therapies using the Company’s Probody therapeutic technology. Moderna is solely responsible for the development (preclinical and clinical), manufacture, and commercialization of any products under the Moderna Agreement.

Under the terms of the Moderna Agreement, the Company granted Moderna an exclusive, worldwide right to develop and commercialize Probody therapeutics for three collaboration programs. In exchange, the Company received an upfront payment of $35.0 million in January 2023, including $5.0 million of prepaid research funding. The Company will continue to receive research funding according to the preclinical research work plans based on a prescribed FTE rate and is eligible to receive up to approximately $1.2 billion in future development, regulatory, and commercial milestone payments. The Company is also eligible to receive tiered royalties from high-single digit to low-teen percentage rates of annual global net sales of any products that are commercialized under the Moderna Agreement. The Moderna Agreement also provides Moderna with an option to participate in a future equity financing by CytomX at market price, subject to certain terms, conditions and regulatory requirements.

The Company determined that each collaboration program was a distinct performance obligation consisting of the exclusive research, development and commercialization license, research services, and participation in the joint steering committee. The initial transaction price is $51.7 million, consisting of the upfront fee of $30.0 million and estimated research funding of $21.7 million from Moderna. The initial transaction price excludes milestone payments as the achievement of such milestones is dependent on factors outside of the Company’s control and recognition would be probable of significant revenue reversal. As such, the milestones are fully constrained at the inception of the contract. The Company will re-evaluate the transaction price at each reporting date or as uncertain events are resolved or other changes in circumstances occur.

The transaction price at the contract inception was allocated among the performance obligations using the SSP of each performance obligation, which was determined to be equal due to the early stage of the collaboration programs. The transaction price allocated to

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

the collaboration programs is recognized using an input method. In applying the input measure of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the respective collaboration program over an estimated service period of four years.

As of December 31, 2022, the Company recorded a receivable and corresponding deferred revenue of $35.0 million relating to the upfront payment and prepaid research funding under the Moderna Agreement, which was received in January 2023. No revenue was recognized for the year ended December 31, 2022.

Regeneron Pharmaceuticals, Inc.

The Company and Regeneron Pharmaceuticals Inc. (“Regeneron”) entered into a Collaboration and License Agreement (the “Regeneron Agreement”) on November 16, 2022, to collaborate on creation of conditionally-activated investigational bispecific cancer therapies utilizing the Company’s Probody® therapeutic platform and Regeneron’s Veloci-Bi® bispecific antibody development platform. The Company and Regeneron will collaborate on preclinical research and discovery activities for initially agreed upon collaboration programs (“Collaboration Program”) with an option to expand additional Collaboration Programs (“Additional Collaboration Program Option”).

Under the Collaboration and License Agreement, the Company granted Regeneron an exclusive, worldwide, royalty-bearing license under certain Company intellectual property to develop, manufacture, commercialize and otherwise exploit licensed products (“Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses in oncology. Regeneron is responsible for funding the cost of preclinical research and discovery activities of both parties for all Licensed Products and for funding the cost of development, manufacture and commercialization of all Licensed Products worldwide.

Pursuant to the Regeneron Agreement, the consideration from Regeneron is comprised of an upfront fee of $30.0 million, contingent payments for development and regulatory milestones and commercial milestone payments of up to an aggregate of approximately $0.8 billion. If Regeneron exercises its Additional Collaboration Program Option, the Company would be eligible to receive additional upfront and milestone payments aggregating up to approximately $1.2 billion. The Company is also entitled to tiered royalties from high-single digit to low-teen percentage royalties from potential future sales. In addition, the Company will receive research and development service fees based on a prescribed FTE rate.

The Company determined that each collaboration program was a distinct performance obligation consisting of an exclusive research, development and commercialization license, research and development services and participation in the joint research committee. The Company concluded that at the inception of the agreement, Regeneron’s Additional Collaboration Program Option did not include material rights and therefore was not a performance obligation. As such, each option will be accounted for as a separate arrangement upon exercise. The initial transaction price is $39.2 million consisting of the upfront fee of $30.0 million and estimated research and development service fees of $9.2 million. The initial transaction price excludes milestone payments as the achievement of such milestones is dependent on factors outside of the Company’s control and recognition would be probable of significant revenue reversal. As such, the milestones are fully constrained at the inception of the contract. The Company will re-evaluate the transaction price at each reporting date or as uncertain events are resolved or other changes in circumstances occur.

The transaction price was allocated among the performance obligations using the SSP of each performance obligation, which was determined to be equal at the inception of the agreement. The transaction price allocated to each performance obligation is recognized using an input measure. In applying the input measure of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the combined performance obligation over the estimated research service period of four years, which is projected to end in November 2026.

As of December 31, 2022, the Company received the upfront payment of $30.0 million under the Regeneron Agreement and recorded this amount as deferred revenue. No revenue was recognized for the year ended December 31, 2022.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the years ended in December 31, 2022 and 2021 (in thousands):

	Balance at 12/31/2020	Additions	Revenue Recognized	Balance at 12/31/2021
	(in thousands)
Contract liabilities:
Deferred revenue	$318,707	$3,834	$(37,781)	$284,760

	Balance at 12/31/2021	Additions	Revenue Recognized	Balance at 12/31/2022
	(in thousands)
Contract liabilities:
Deferred revenue	$284,760	$69,555	$(52,989)	$301,326

The Company expects that the $301.3 million of deferred revenue related to the following contracts as of December 31, 2022 will be recognized as revenue based on actual FTE effort and program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $4.0 million of deferred revenue related to the CD71 Agreement with AbbVie is expected to be recognized until 2023.
•
The $18.0 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2026.
•
The $0.6 million of deferred revenue related to the Amgen Other Products is expected to be recognized until 2023.
•
The $44.5 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $169.2 million of deferred revenue related to the BMS Agreement is expected to be recognized until 2025.
•
The $35.0 million of deferred revenue related to the Moderna Agreement is expected to be recognized until 2028.
•
The $30.0 million of deferred revenue related to the Regeneron Agreement is expected to be recognized until 2026.

9. License Agreement

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

In 2022, the Company incurred $0.1 million of sublicense fees triggered by the IND for the EGFR product and the dosing of the first patient of the EGFR program under the Amgen Agreement.

During the years ended December 31, 2022 and 2021, the Company incurred sublicense expenses of $1.0 million and $1.0 million, respectively, under the provisions of the UCSB Agreement.

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

10. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of December 31, 2022.

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

11. Leases

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company recorded the $0.9 million of cash securing the Letter of Credit as non-current restricted cash on its balance sheet as of December 31, 2022 and 2021. Rent expense during the years ended December 31, 2022 and 2021 was $5.1 million and $5.1 million, respectively.

Supplemental information related to leases are as follows:

	Year Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,273	$5,129

	December 31, 2022	December 31, 2021
	(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$15,949	$19,362
Current operating lease liabilities	4,082	3,618
Non-current operating lease liabilities	13,975	18,056
Total operating lease liabilities	$18,057	$21,674

Weighted-average remaining lease term (in years)
Operating lease	3.75	4.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

December 31, 2022
(in thousands)
Maturity of operating lease liabilities
2023	5,420
2024	5,572
2025	5,729
2026	4,388
Total lease payments	21,109
Less imputed interest	(3,052)
Present value of lease liabilities	$18,057

12. Common Stock

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

13. Stock-based Compensation

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2022 and 2021, 1,932,345 shares and 2,276,341 shares of common stock, respectively, were available for future issuance under the 2015 Plan.

CYTOMX THERAPEUTICS, INC.

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

The initial number of shares of common stock available for future issuance under the 2019 Plan was 1,815,000. During 2021, the total number of shares of common stock available for issuance under the 2019 Plan has increased by 1,000,000 shares. As of December 31, 2022 and 2021, 1,120,740 shares and 486,234 shares, respectively, of common stock were available for future issuance under the 2019 Plan.

The following table summarizes the Company's stock option activities:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2021	12,192,216	$9.42
Options granted	4,991,018	2.93
Options exercised	(102,221)	0.98
Options cancelled	(3,791,175)	7.25
Balances at December 31, 2022	13,289,838	7.67	6.2	$29.3
Options Exercisable—December 31, 2022	7,429,335	$10.22	5.0	$10.3

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the quoted market price of the underlying common stock as of December 31, 2022.

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2022 and 2021 was $0.1 million and $2.2 million, respectively.

The options granted in the years ended December 31, 2022 and 2021 had weighted-average per share grant-date fair values of $1.77 and $3.97, respectively. As of December 31, 2022, the unrecognized compensation expense with respect to options granted was $14.25 million and is expected to be recognized over 2.5 years.

Time-based RSUs ("TRSU")

The following table summarizes the Company's TRSU activities:

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	433,250			$5.34
RSUs awarded	1,314,210			2.74
RSUs vested	(134,125)			5.34
RSUs cancelled	(400,451)			4.45
Balance at December 31, 2022	1,212,884	1.2	$1,941	$2.81

The Company recorded $1.2 million and $0.2 million of stock-based compensation expense related to the TRSUs for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the unrecognized compensation expense with respect to the

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

TRSUs was $2.8 million which is expected to be recognized over 1.85 years. The Company began granting TRSUs in the fourth quarter of 2021 and the TSRUs generally vest ratably over two to four years.

Performance-based RSUs ("PSU")

In October 2021, the Company granted 435,000 PSUs to executive employees with an aggregated grant date fair value of $2.3 million. Vesting for 50% of the PSUs granted will occur within one year of the grant date upon achievement of certain specific milestones ("2021-Tranche 1") and the remaining 50% will vest within two years of the grant date upon achievement of additional company objectives ("2021-Tranche 2"). The Company determined that it is not probable that the performance conditions will be satisfied for each of these Tranches and hence no compensation cost was recorded for these awards for the year ended December 31, 2021.

In July 2022, the Company determined that the performance condition for 2021-Tranche 1 was met and recorded $1.0 million of stock-based compensation expense for the year ended December 31, 2022. As the achievement of the milestones for Tranche 2 was not considered probable, no compensation cost was recorded for 2021-Tranche 2 of these awards for the year ended December 31, 2022.

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). As of December 31, 2022, the Company determined that it is probable that the performance conditions for 2022-Tranche 1 will be satisfied and hence recorded $55,000 compensation cost for those awards for the year ended December 31, 2022. As of December 31, 2022, the Company determined that it is not probable that the performance conditions for 2022-Tranche 2 will be satisfied and hence recorded no compensation cost for those awards for the year ended December 31, 2022.

The following table summarizes the Company's PSU activities:

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2021	435,000			$5.34
PSUs awarded	250,000			1.59
PSUs vested	(193,750)			5.34
PSUs cancelled	(107,500)			5.12
Balance at December 31, 2022	383,750	1.3	$614	$2.96

As of December 31, 2022, the unrecognized compensation expense with respect to PSUs granted was $0.1 million and is expected to be recognized over 1.25 years.

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 405,192 shares and 183,865 shares of common stock under the ESPP in 2022 and 2021, respectively.

Shares available for future purchase under the ESPP were 1,346,626 shares and 1,751,818 shares at December 31, 2022 and 2021, respectively. The compensation expense related to the ESPP was $0.6 million, $0.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $0.2 million of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Stock Based Compensation

Total stock-based compensation recorded related to stock options, TRSUs, PSUs and the ESPP was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$5,544	$5,797
General and administrative	7,581	7,370
Total stock-based compensation expense	$13,125	$13,167

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following assumptions:

	Options		ESPP
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Expected volatility	74.6% - 83.3%	69.6% - 74.8%	93.3% - 96.1%	46.9% - 69.6%
Risk-free interest rate	1.6% - 4.3%	0.5% - 1.3%	1.6% - 4.7%	0.04% - 0.10%
Dividend yield	— %	— %	— %	— %
Expected term (in years)	4.3 - 4.6	4.5 - 4.8	0.5	0.5

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

14. Income Taxes

The Company derives its income only from the United States. The Company did not recognize any tax benefits or provisions in 2022 and 2021.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2022	2021
U.S. federal taxes at statutory rate	21.0%	21.0%
State tax, net of federal benefit	1.7%	1.5%
Stock compensation	(2.1)%	(3.1)%
Tax credits	2.4%	2.0%
Change in valuation allowance	(22.8)%	(21.4)%
162(m) limitation	(0.2)%	0.0%
Total	0.0	0.0

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2022	2021
Net operating loss carryforwards	$58,193	$49,070
Research and development credits	24,700	20,809
Lease liability	3,802	4,555
Intangible assets	3,708	3,804
Deferred revenue	49,919	60,285
Accrued liabilities	1,504	1,933
Stock-based compensation	8,066	7,480
Sec 174 capitalized research and development costs	19,709	—
Other	31	29
Total gross deferred income tax assets	169,632	147,965
Less: valuation allowance	(166,037)	(143,355)
Deferred tax assets, net of valuation allowance	3,595	4,610
Fixed assets	(43)	(253)
Right-of-use assets	(3,358)	(4,069)
Prepaid expenses	(194)	(288)
Deferred tax liabilities	(3,595)	(4,610)
Net deferred income tax liabilities	$—	$—

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $22.7 million and $24.8 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $268.8 million and $25.7 million, respectively, as of December 31, 2022, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $203.2 million will carryforward indefinitely. The state net operating loss carryforwards will begin to expire in 2032, if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $23.0 million and $13.0 million, respectively, as of December 31, 2022 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits have no expiration date.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017 that resulted in 382 limitations. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations. The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced but limited the full use in 2018. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards. The Company updated its Section 382 analysis through the year ended December 31, 2022 and concluded no ownership changes occurred in current year which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$7,780	$6,454
Additions based on tax positions related to current year	1,391	1,326
Adjustment based on tax positions related to prior years	98	-
Balance at end of the year	$9,269	$7,780

Of the unrecognized tax benefits as of December 31, 2022 and 2021, none would affect the Company’s effective tax rate if recognized due to the Company's full valuation allowance position. Interest and penalties have not been accrued for any periods presented.

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

15. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2022 and 2021, the Company made contributions to the plan of $0.9 million, $0.9 million, respectively.

16. Restructuring

On July 13, 2022, the Company announced a restructuring plan to prioritize its resources on its emerging pre-clinical and early clinical pipeline as well as its existing collaboration partnerships. The restructuring plan resulted in a reduction to its workforce of approximately 40%. Restructuring costs of $2.4 million and $5.3 million were recorded in general and administrative expense and research and development expense, respectively, for the year ended December 31, 2022.

The following is a summary of accrued restructuring costs as of December 31, 2022 (in thousands):

	Severance and Benefits Costs	Contract Termination Cost	Stock Based Compensation	Total
Total restructuring cost recorded	$7,617	$178	$175	$7,970
Cash payment	(5,812)	-	-	(5,812)
Change in estimates	(293)	(14)	-	(307)
Non-cash charges	-	-	(175)	(175)
Balance at December 31, 2022	$1,512	$164	$-	$1,676

The total costs incurred in connection with the restructuring net of the changes in estimates related to certain voluntary departures of employees and reinstatement of employment, are approximately $7.7 million. The restructuring is substantially complete as of December 31, 2022 and the Company expects the remaining accrued restructuring costs will be paid in early 2023.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

17. Selected Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for each of the periods presented (in thousands, except share and per share data):

	March 31, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Balance Sheets
Deferred revenue, current portion	$70,013	$(15,364)	$54,649
Total current liabilities	102,766	(15,364)	87,402
Deferred revenue, net of current portion	108,788	113,297	222,085
Total liabilities	228,631	97,933	326,564
Accumulated deficit	(557,609)	(97,933)	(655,542)
Total stockholders' equity (deficit)	68,194	(97,933)	(29,739)
Total liabilities and stockholders' equity (deficit)	296,825	-	296,825

	Three Months Ended March 31, 2022
	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$2,427	$(676)	$1,751
Amgen	2,288	(51)	2,237
Astellas	5,016	(250)	4,766
BMS	7,405	(7,119)	286
Total revenue	$17,136	$(8,096)	$9,040

	Three Months Ended March 31, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$17,136	$(8,096)	$9,040
Operating expenses:
Research and development	30,559	-	30,559
General and administrative	10,543	-	10,543
Total operating expenses	41,102	-	41,102
Loss from operations	(23,966)	(8,096)	(32,062)
Interest income	68	-	68
Other income (expense)	13	-	13
Loss before income taxes	(23,885)	(8,096)	(31,981)
Loss/(Benefit) from income taxes	-	-	-
Net loss	(23,885)	(8,096)	(31,981)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	(677)	-	(677)
Comprehensive income (loss)	$(24,562)	$(8,096)	$(32,658)

Net loss per share, basic and diluted	$(0.37)		$(0.49)
Shares used to compute net loss per share, basic and diluted	65,393,691		65,393,691

	Three Months Ended March 31, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Cash Flow
Net loss	$(23,885)	$(8,096)	$(31,981)
Changes in operating assets and liabilities:
Deferred revenue	(16,121)	8,096	(8,025)
Net cash used in operating activities	(41,313)	-	(41,313)

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

	June 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Balance Sheets
Deferred revenue, current portion	$65,787	$(4,799)	$60,988
Total current liabilities	99,439	(4,799)	94,640
Deferred revenue, net of current portion	95,863	108,044	203,907
Total liabilities	211,378	103,245	314,623
Accumulated deficit	(581,793)	(103,245)	(685,038)
Total stockholders' equity (deficit)	48,708	(103,245)	(54,537)
Total liabilities and stockholders' equity (deficit)	260,086	-	260,086

	Three Months Ended June 30, 2022
	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$5,377	$1,398	$6,775
Amgen	369	(12)	357
Astellas	5,014	(357)	4,657
BMS	7,405	(6,341)	1,064
Total revenue	$18,165	$(5,312)	$12,853

	Three Months Ended June 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$18,165	$(5,312)	$12,853
Operating expenses:
Research and development	31,159	-	31,159
General and administrative	11,748	-	11,748
Total operating expenses	42,907	-	42,907
Loss from operations	(24,742)	(5,312)	(30,054)
Interest income	262	-	262
Other income (expense)	296	-	296
Loss before income taxes	(24,184)	(5,312)	(29,496)
Loss/(Benefit) from income taxes	-	-	-
Net loss	(24,184)	(5,312)	(29,496)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	(243)	-	(243)
Comprehensive income (loss)	$(24,427)	$(5,312)	$(29,739)

Net loss per share, basic and diluted	$(0.37)		$(0.45)
Shares used to compute net loss per share, basic and diluted	65,542,762		65,542,762

	Six Months Ended June 30, 2022
	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$7,804	$722	$8,526
Amgen	2,657	(63)	2,594
Astellas	10,030	(607)	9,423
BMS	14,810	(13,460)	1,350
Total revenue	$35,301	$(13,408)	$21,893

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

	Six Months Ended June 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$35,301	$(13,408)	$21,893
Operating expenses:
Research and development	61,718	-	61,718
General and administrative	22,291	-	22,291
Total operating expenses	84,009	-	84,009
Loss from operations	(48,708)	(13,408)	(62,116)
Interest income	330	-	330
Other income (expense)	309	-	309
Loss before income taxes	(48,069)	(13,408)	(61,477)
Loss/(Benefit) from income taxes	-	-	-
Net loss	(48,069)	(13,408)	(61,477)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	(920)	-	(920)
Comprehensive income (loss)	$(48,989)	$(13,408)	$(62,397)

Net loss per share, basic and diluted	$(0.73)		$(0.94)
Shares used to compute net loss per share, basic and diluted	65,468,638		65,468,638

	Six Months Ended June 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Cash Flow
Net loss	$(48,069)	$(13,408)	$(61,477)
Changes in operating assets and liabilities:
Deferred revenue	(33,272)	13,408	(19,864)
Net cash used in operating activities	(75,550)	-	(75,550)

	September 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Balance Sheets
Deferred revenue, current portion	$61,325	$25,801	$87,126
Total current liabilities	97,841	25,801	123,642
Deferred revenue, net of current portion	85,122	83,212	168,334
Total liabilities	198,018	109,013	307,031
Accumulated deficit	(605,089)	(109,013)	(714,102)
Total stockholders' equity (deficit)	28,474	(109,013)	(80,539)
Total liabilities and stockholders' equity (deficit)	226,492	-	226,492

	Three Months Ended September 30, 2022
	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$3,449	$(477)	$2,972
Amgen	349	(12)	337
Astellas	5,712	168	5,880
BMS	7,405	(5,447)	1,958
Total revenue	$16,915	$(5,768)	$11,147

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

	Three Months Ended September 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$16,915	$(5,768)	$11,147
Operating expenses:
Research and development	30,367	-	30,367
General and administrative	10,490	-	10,490
Total operating expenses	40,857	-	40,857
Loss from operations	(23,942)	(5,768)	(29,710)
Interest income	616	-	616
Other income (expense)	30	-	30
Loss before income taxes	(23,296)	(5,768)	(29,064)
Loss/(Benefit) from income taxes	-	-	-
Net loss	(23,296)	(5,768)	(29,064)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	367	-	367
Comprehensive income (loss)	$(22,929)	$(5,768)	$(28,697)

Net loss per share, basic and diluted	$(0.35)		$(0.44)
Shares used to compute net loss per share, basic and diluted	65,912,334		65,912,334

	Nine Months Ended September 30, 2022
	As Reported	Restatement Adjustment	As Restated
Revenue
AbbVie	$11,253	$245	$11,498
Amgen	3,006	(75)	2,931
Astellas	15,742	(439)	15,303
BMS	22,215	(18,907)	3,308
Total revenue	$52,216	$(19,176)	$33,040

	Nine Months Ended September 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Operations
Revenue	$52,216	$(19,176)	$33,040
Operating expenses:
Research and development	92,085	-	92,085
General and administrative	32,781	-	32,781
Total operating expenses	124,866	-	124,866
Loss from operations	(72,650)	(19,176)	(91,826)
Interest income	946	-	946
Other income (expense)	339	-	339
Loss before income taxes	(71,365)	(19,176)	(90,541)
Loss/(Benefit) from income taxes	-	-	-
Net loss	(71,365)	(19,176)	(90,541)
Other comprehensive income (loss):
Unrealized gain / (loss) on investments, net of tax	(553)	-	(553)
Comprehensive income (loss)	$(71,918)	$(19,176)	$(91,094)

Net loss per share, basic and diluted	$(1.09)		$(1.38)
Shares used to compute net loss per share, basic and diluted	65,618,162		65,618,162

	Nine Months Ended September 30, 2022
	As Reported	Restatement Adjustment	As Restated
Condensed Statements of Cash Flow
Net loss	$(71,365)	$(19,176)	$(90,541)
Changes in operating assets and liabilities:
Deferred revenue	(48,475)	19,176	(29,299)
Net cash used in operating activities	(109,394)	-	(109,394)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, and as a result of the material weakness described below, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, and as a result of the material weakness described above, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with preparing our financial statements for the year ending December 31, 2022 and evaluating new collaboration and license agreements initiated in the fourth quarter of 2022, we re-evaluated our previous application of ASC 606 for our collaboration and license agreements and identified an error. Upon reassessment, we have determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period. The Company’s internal control to perform a technical accounting analysis for collaboration and license agreements failed to operate as designed. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement. In connection with the restatement, the Company has identified a material weakness in internal control over financial reporting related to its application of ASC 606 for license and collaboration agreements.

Remediation Measures

We have identified and begun to implement procedures, as further described below, designed to remediate the foregoing material weakness. We will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively.

To remediate this material weakness, we are in the process of improving the operation of our controls related to the application of ASC 606 to our collaboration and license agreements and the related controls to measure the progress in satisfying the performance obligations.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 21, 2023, AbbVie Ireland Unlimited Company (“AbbVie”) sent a notice of termination (the “Termination”) of its involvement in the development of CX-2029, pursuant to the Co-Development and License Agreement between CytomX Therapeutics, Inc. (“we”, “our” and “us”) and AbbVie. We and AbbVie have also concluded our research activities under the Discovery Collaboration and License Agreement. AbbVie’s Termination provides us with the right to elect a license to CX-2029 (the “Grantback Option”). We may elect to exercise the Grantback Option within 120 days of receipt of the Termination notice.

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/2020	1.1

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.3(d)#	Form of 2015 Plan Restricted Share Unit Award Grant Notice and Agreement	10-K	3/21/2022	10.3(d)

10.4(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.4(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

10.5#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.8#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D. dated as of September 23, 2019.	10-Q	11/7/2019	10.5

10.9	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Carlos Campoy dated as of March 9, 2020.	10-Q	5/7/2020	10.3

10.10#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.11#	Amended and Restated Severance and Change of Control Agreement effective as of October 14, 2019, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/7/2019	10.6

10.12#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	5/9/2019	10.2

10.13††	Severance and Change of Control Agreement effective as of February 3, 2020, by and between CytomX Therapeutics, Inc. and Alison Hannah, M.D.	10-K	2/27/2020	10.32

10.14#	Severance and Change of Control Agreement dated March 23, 2020, by and between CytomX Therapeutics, Inc. and Carlos Campoy.	10-Q	5/7/2020	10.1

10.15	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.16(a)	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.16(b)††	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.17†	Research Collaboration, Option and License Agreement dated as of May 30, 2013, by and between CytomX Therapeutics, Inc. and Pfizer, Inc.	10-Q	11/5/2020	10.1

10.18(a)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol Myers Squibb Company.	10-Q	11/5/2020	10.2

10.18(b)†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol Myers Squibb.	10-Q	5/5/2017	10.1

10.18(c)†	Amendment No 2 to Collaboration and License Agreement, as amended, dated March 17, 2017, by and between the Company and Bristol Myers Squibb, effective as of February 22, 2021.	10-Q	5/6/2021	10.2

10.18(d)†	Amendment No 3 to Collaboration and License Agreement, dated May 23, 2014, by and between the Company and Bristol Myers Squibb Company, effective as of October 11, 2022.	10-Q	11/8/2022	10.6

10.19(a)†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.19(b)†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1

10.19(c)†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of March 31, 2017.	10-Q	11/6/2018	10.2

10.19(d)†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of January 3, 2018.	10-Q	11/6/2018	10.3

10.19(e)†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.	10-Q	8/7/2019	10.1

10.20(a)††	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.20(b)†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.20(c)††	Amendment No. 2 to the Collaboration and License Agreement, dated as of October 27, 2021, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-K	3/1/2022	10.20(c)

10.21††	Collaboration and License Agreement dated as of March 23, 2020, by and between CytomX Therapeutics, Inc. and Astellas Pharma Inc.	10-Q	5/7/2020	10.4

10.22(a)†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.22(b)†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.5

10.22(c)†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.	10-Q	11/6/2018	10.6

10.23†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.24††	Collaboration and License Agreement dated as of November 16, 2022 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.				X

10.25††	Collaboration and License Agreement dated as of December 30, 2022 by and between CytomX Therapeutics, Inc. and ModernaTX, Inc.				X

10.26#††	Consulting Agreement effective as of December 14, 2020, by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh.	10-K	2/24/2021	10.24

10.27#	Retirement Agreement by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh, dated as of December 1, 2020.	10-K	2/24/2021	10.25

10.28#	Consulting Agreement, effective as of April 1, 2021, by and between CytomX Therapeutics, Inc. and Dr. Charles Fuchs.	10-Q	5/6/2021	10.3

10.29	Consulting Agreement effective as of October 1, 2022, by and between CytomX Therapeutics, Inc. and Carlos Campoy.	10-Q	11/8/2022	10.1

10.30	Consulting Agreement effective as of September 13, 2022, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/8/2022	10.2

10.31#	Separation Agreement effective as of September 30, 2022, by and between CytomX Therapeutics, Inc. and Carlos Campoy.	10-Q	11/8/2022	10.3

10.32#	Separation Agreement effective as of September 12, 2022, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/8/2022	10.4

10.33#	Separation Agreement effective as of September 30, 2022, by and between CytomX Therapeutics, Inc. and Alison Hannah, M.D.	10-Q	11/8/2022	10.5

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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