Form 10-Q
period 2023-03-31
CytomX Therapeutics, Inc.
filed 2023-05-09
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of April 30, 2023, the registrant had 66,338,938 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$56,357	$193,650
Short-term investments	148,145	—
Accounts receivable	1,090	35,986
Prepaid expenses and other current assets	6,685	7,466
Total current assets	212,277	237,102
Property and equipment, net	4,573	5,072
Intangible assets, net	839	875
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	15,048	15,949
Other assets	27	27
Total assets	$234,630	$260,891
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,203	$2,809
Accrued liabilities	22,275	28,532
Deferred revenue, current portion	126,784	121,267
Total current liabilities	151,262	152,608
Deferred revenue, net of current portion	157,133	180,059
Operating lease liabilities - long term	12,872	13,975
Total liabilities	321,267	346,642
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Convertible preferred stock	—	—
Common stock	1	1
Additional paid-in capital	639,526	637,117
Accumulated other comprehensive income	26	10
Accumulated deficit	(726,190)	(722,879)
Total stockholders' deficit	(86,637)	(85,751)
Total liabilities and stockholders' equity (deficit)	$234,630	$260,891

__________________

(1)
The condensed balance sheet as of December 31, 2022 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$23,499	$9,040
Operating expenses:
Research and development	21,175	30,559
General and administrative	7,977	10,543
Total operating expenses	29,152	41,102
Loss from operations	(5,653)	(32,062)
Interest income	2,327	68
Other income, net	15	13
Net loss	(3,311)	(31,981)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	16	(677)
Comprehensive loss	$(3,295)	$(32,658)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.49)
Shares used in computing basic and diluted net loss per share	66,248,992	65,393,691

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)
Release of RSUs	110,892	-	-	-	-	-
Stock-based compensation	-	-	2,409	-	-	2,409
Other comprehensive income	-	-	-	16	-	16
Net loss	-	-	-	-	(3,311)	(3,311)
Balance at March 31, 2023	66,338,938	$1	$639,526	$26	$(726,190)	$(86,637)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)	$(623,562)	$(459)
Exercise of stock options	5,597	-	7	-	-	7
Stock-based compensation	-	-	3,370	-	-	3,370
Other comprehensive loss	-	-	-	(677)	-	(677)
Net loss	-	-	-	-	(31,981)	(31,981)
Balance at March 31, 2022	65,398,355	$1	$626,721	$(919)	$(655,543)	$(29,740)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,311)	$(31,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	36	37
Depreciation and amortization	559	565
Accretion of discounts on short-term investments	(1,535)	(17)
Stock-based compensation expense	2,409	3,370
Non-cash lease expense	901	826
Changes in operating assets and liabilities
Accounts receivable	34,896	(232)
Prepaid expenses and other current assets	781	(613)
Other assets	—	(1)
Accounts payable	(618)	(1,060)
Accrued liabilities and other long-term liabilities	(7,360)	(4,182)
Deferred revenue	(17,409)	(8,025)
Net cash provided by (used) in operating activities	9,349	(41,313)
Cash flows from investing activities:
Purchases of property and equipment	(48)	(736)
Purchase of short-term investments	(146,594)	—
Net cash used in investing activities	(146,642)	(736)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	7
Net cash provided by financing activities	—	7
Net decrease in cash, cash equivalents and restricted cash	(137,293)	(42,042)
Cash, cash equivalents and restricted cash, beginning of period	194,567	206,447
Cash, cash equivalents and restricted cash, end of period	$57,274	$164,405

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

The condensed results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statements of cash flows:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$56,357	$193,650	$163,488	$205,530
Restricted cash - non-current assets	917	917	917	917
Total	$57,274	$194,567	$164,405	$206,447

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

Due to the early stage of the Company’s licensed technology, the license of such technology is typically combined with research and development services and steering committee participation as one performance obligation. Under the collaboration and license agreements, each collaboration target or program is generally considered to be a separate combined performance obligation. The transaction price in each arrangement is allocated to the identified performance obligations based on the relative standalone selling price (“SSP”) of each distinct performance obligation, which requires judgment. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs. Variable consideration is allocated to certain performance obligations if it is triggered by the Company’s efforts to satisfy or a specific outcome from satisfying these performance obligations. In the event that the Company receives non-cash consideration such as consideration in the form of a research license and research support services from the counterparty, the transaction price of a non-monetary exchange that has commercial substance is estimated based on the fair value of the non-cash consideration received, which may be determined through a valuation analysis. The Company recognizes revenue from upfront payments over the estimated period of performance under the agreement using an input method for the performance obligation. In applying the input method of revenue recognition, the Company uses actual full-time equivalent (FTE) hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the estimated research service period of each collaboration target.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease prepayments made and reduced by lease incentives. The Company’s lease terms may include options to extend the lease when it is reasonably certain that such option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term. The Company elected the short-term lease recognition exemption. The Company’s operating lease arrangement includes lease and non-lease components which are generally accounted for separately. The Company recognizes sublease income on a straight-line basis over the sublease term and records sublease income on a net basis against rent expense.

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

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Options and ESPP to purchase common stock	13,986,524	13,755,440
RSUs	1,539,053	789,974
Total	15,525,577	14,545,414

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash and U.S. Treasury securities that are included in cash equivalents or short-term investments.

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		March 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$56,794	$—	$—	$56,794
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury securities	Level I	148,119	26	—	148,145
Total		$205,830	$26	$—	$205,856

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$64,706	$—	$—	$64,706
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury securities	Level I	29,941	10	—	29,951
Total		$95,564	$10	$—	$95,574

As of March 31, 2023, the remaining contractual terms of those investments are less than a year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Research and clinical expenses	$12,500	$13,089
Payroll and related expenses	4,372	8,060
Legal and professional expenses	757	1,413
Operating lease liabilities - short term	4,204	4,082
Restructuring expenses	83	1,627
Other accrued expenses	359	261
Total	$22,275	$28,532

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
AbbVie	$3,988	$1,751
Amgen	1,776	2,237
Astellas	8,705	4,766
Bristol Myers Squibb	7,725	286
Regeneron	581	-
Moderna	724	-
Total revenue	$23,499	$9,040

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie were co-developing a conditionally activated antibody-drug conjugate (“ADC”) against CD71, with the Company being responsible for preclinical and early clinical development. AbbVie was to be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. As of December 31, 2022, the Company has received in aggregate $100.0 million in upfront and milestone payments under the CD71 Agreement. In March 2023, the Company announced that it will evaluate the potential next steps for CX-2029 following the decision from AbbVie, to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement has been terminated and the Company has an exclusive option to re-acquire

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

full rights to CX-2029. The Company has completed the performance obligation under the CD71 Agreement as of March 31, 2023 and recognized the related remaining deferred revenue of $4.0 million in the first quarter of 2023.

In December 2022, the research on the two discovery targets under the Discovery Agreement has concluded with no plans to advance the discovery targets into clinical studies or to pursue new programs. The Company completed the performance obligation for the second target earlier than the original research term that was projected to end in 2024 and recorded a cumulative change in estimate of $4.4 million in the fourth quarter of 2022. In March 2023, AbbVie gave notice that the Discovery Agreement would be terminated in 60 days and all target rights will revert back to CytomX.

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

As of March 31, 2023 and December 31, 2022, deferred revenue related to the EGFR Products performance obligation was $16.4 million and $18.0 million, respectively. As of March 31, 2023 and December 31, 2022, deferred revenue related to the Amgen Other Products performance obligation was $0.4 million and $0.6 million, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Astellas Pharma Inc.

The Company and Astellas Pharma, Inc. (“Astellas”) entered into a Collaboration and License Agreement (the “Astellas Agreement”) on March 23, 2020, the effective date, to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology.

Under the terms of the Astellas Agreement, the Company granted Astellas an exclusive, worldwide right to develop and commercialize Probody therapeutics for up to four collaboration targets including one initial target and three additional targets (“Additional Targets”). In addition, Astellas had the right to expand the number of Additional Targets from three up to five (the “Expansion Option”) before the third anniversary of the effective date. Furthermore, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a product against such target, the Company may elect to participate in certain development costs and share in the profits generated in the United States with respect to such product (“Cost Share Option”). The Cost Share Option, if exercised, will also provide the option for the Company to co-commercialize such product in the United States. The Company does not consider the Cost Share Option as a performance obligation at the inception of the agreement as the participation is at the Company’s discretion.

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

In January 2023, the Company announced that it achieved a clinical candidate milestone under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2023 as the Company had completed its performance obligation related to the collaboration target.

As of March 31, 2023 and December 31, 2022, deferred revenue relating to the Astellas Agreement was $41.8 million and $44.5 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.0 million and $1.0 million as of March 31, 2023 and 2022, respectively.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, deferred revenue relating to the BMS Agreement was $161.5 million and $169.2 million, respectively.

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

Under the terms of the Moderna Agreement, the Company granted Moderna an exclusive, worldwide right to develop and commercialize Probody therapeutics for the collaboration programs. In exchange, the Company received an upfront payment of $35.0 million in January 2023, including $5.0 million of prepaid research and development service fees. The Company will continue to receive research and development service fees according to the preclinical research work plans based on a prescribed FTE rate and is eligible to receive up to approximately $1.2 billion in future development, regulatory, and commercial milestone payments. The Company is also eligible to receive tiered royalties from high-single digit to low-teen percentage rates of annual global net sales of any products that are commercialized under the Moderna Agreement. The Moderna Agreement also provides Moderna with an option to participate in a future equity financing by CytomX at market price, subject to certain terms, conditions and regulatory requirements.

As of March 31, 2023 and December 31, 2022, deferred revenue relating to the Moderna Agreement was $34.3 million and $35.0 million, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

As of March 31, 2023 and December 31, 2022, deferred revenue relating to the Regeneron Agreement was $29.5 million and $30.0 million, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the three months ended March 31, 2022 and 2023:

	Balance at 12/31/2022	Additions	Revenue Recognized	Balance at 3/31/2023
	(in thousands)
Contract liabilities:
Deferred revenue	$301,326	$869	$(18,278)	$283,917

	Balance at 12/31/2021	Additions	Revenue Recognized	Balance at 3/31/2022
	(in thousands)
Contract liabilities:
Deferred revenue	$284,760	$1,058	$(9,084)	$276,734

The Company expects that the $283.9 million of deferred revenue related to the following contracts as of March 31, 2023 will be recognized as revenue based on actual FTE effort and program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $16.4 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2026.
•
The $0.4 million of deferred revenue related to the Amgen Other Products is expected to be recognized until 2023.
•
The $41.8 million of deferred revenue related to the Astellas Agreement, together with research and development service fees, is expected to be recognized until 2026.
•
The $161.5 million of deferred revenue related to the BMS Agreement is expected to be recognized until 2025.
•
The $34.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized until 2028.
•
The $29.5 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

7. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the three months ended March 31, 2023 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2022	13,289,838	$7.67
Options granted	1,151,023	2.59
Options exercised	-	-
Option forfeited/expired	(307,176)	5.89
Balance at March 31, 2023	14,133,685	$7.30

The Company recorded $1.9 million and $2.9 million of stock-based compensation expense related to the stock option plans for the three months end March 31, 2023 and 2022, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the three months ended March 31, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	1,212,884	$2.81
RSU's awarded	597,767	2.50
RSU's vested	(110,892)	3.86
RSU's cancelled	(6,941)	3.58
Balance at March 31, 2023	1,692,818	$2.63

The Company recorded $0.4 million and $0.3 million of stock-based compensation expense related to the TRSUs for the three months end March 31, 2023 and 2022, respectively.

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

In July 2022, the Company determined that the performance condition for 2021-Tranche 1 was met and recorded $1.0 million of stock-based compensation expense for the year ended December 31, 2022. As the achievement of the milestones for Tranche 2 was not considered probable, no compensation cost was recorded for 2021-Tranche 2 of these awards through March 31, 2023.

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). As of December 31, 2022, and March 31, 2023, the Company determined that it is probable that the performance conditions for 2022-Tranche 1 will be satisfied and hence recorded $55,000 and $29,000 compensation cost, respectively, for those awards for the year ended December 31, 2022 and for the three months ended March 31, 2023. As of December 31, 2022 and March 31, 2023, the Company determined that it is not probable that the performance conditions for 2022-Tranche 2 will be satisfied and hence recorded no compensation cost for those awards through March 31, 2023.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

In February 2023, the Company granted 710,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.8 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through March 31, 2023.

Activities for the Company’s PSUs for the three months ended March 31, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	383,750	$2.96
PSU's awarded	710,000	2.59
PSU's vested	—	-
PSU's cancelled	(13,750)	1.59
Balance at March 31, 2023	1,080,000	$2.73

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Stock-based compensation expense:
Research and development	$961	$1,605
General and administrative	1,448	1,765
Total stock-based compensation expense	$2,409	$3,370

8. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of March 31, 2023.

9. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of March 31, 2023 and December 31, 2022.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

10. Restructuring

On July 13, 2022, the Company announced a restructuring plan to prioritize its resources on its emerging pre-clinical and early clinical pipeline as well as its existing collaboration partnerships. The restructuring plan resulted in a reduction to its workforce of approximately 40%. Restructuring costs of $2.4 million and $5.1 million were recorded in general and administrative expense and research and development expense, respectively, in the third and fourth quarters of 2022. The restructuring was substantially complete as of December 31, 2022.

The following is a summary of accrued restructuring costs as of March 31, 2023 (in thousands):

	Severance and Benefits Costs	Contract Termination Cost	Stock Based Compensation	Total
Balance at December 31, 2022	$1,512	$164	$-	$1,676
Cash payment	(1,375)	(50)		(1,425)
Change in estimates	(54)	(114)	-	(168)
Balance at March 31, 2023	$83	$-	$-	$83

11. Leases

Sublease

The Company has a lease of office and laboratory space located in South San Francisco, California for the Company’s corporate headquarters (the “2016 Lease”). The 2016 Lease has an initial term of ten years through 2026 and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the 2016 Lease.

In March 2023, the Company entered into a sublease agreement for a portion of its existing office and laboratory space. The sublease is classified as an operating lease whereby sublease income is recognized on a straight-line basis over the sublease term that expires on September 30, 2026. For the three months ended March 31, 2023, sublease income was immaterial.

March 31, 2023
(in thousands)
Future sublease income payments
Remainder of 2023	$974
2024	1,333
2025	1,379
2026	1,067
Total sublease income payments	$4,753

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2023. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

Praluzatamab ravtansine is our conditionally activated ADC directed toward CD166 which has been evaluated in a three-arm study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B examined praluzatamab ravtansine monotherapy in patients with hormone receptor-positive/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C studied praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. In July 2022, Phase 2 topline results were disclosed for Arms A and B. Based on the reported results, the Company deprioritized further investment and announced it would seek a partnership to further develop praluzatamab ravtansine.

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

Reinforcing our leadership in the field of conditional activation, in 2022 we advanced our first T-cell engaging bispecific antibody (TCB) into the clinic. CX-904, partnered with Amgen, is a conditionally activated TCB against EGFR and CD3. In preclinical studies, CytomX’s Probody EGFRxCD3 bispecific therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 bispecifics without Probody masking. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. Patient enrollment in the Phase 1 dose escalation portion of the study continues to progress. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated.

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

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $3.3 million for the three months ended in March 31, 2023. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $726.2 million and $722.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

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

Impact of COVID-19

The COVID-19 pandemic continues to impact our ongoing operations, including clinical trials. Any preventative or protective actions that we, our collaboration partners or others have taken, or may take, in respect of the virus may result in further disruption for our clinical trials, including clinical trials for CX-904, manufacturing, research, financial reporting capabilities and operations generally and could potentially impact our patients, partners, employees and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. Currently, it is not possible to predict how long the pandemic will last or the extent or degree of its ongoing impact on economic activity, and our business. We do not know the full extent of any impact or delay on our business or our operations, including clinical trial activity, however, we will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. There are no material changes to our critical accounting policies and estimates as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using an input method for the entire performance obligation. In applying the input method of revenue recognition, we use actual full-time equivalent (FTE) hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the estimated research service period of each collaboration target. In addition to receiving upfront payments, we are entitled to variable payments related to research and development services provided and may be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from variable payments related to research and development or milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, are also recognized over the performance period based on a similar method.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration agreements with Amgen, Astellas, Bristol Myers Squibb, Regeneron, Moderna and any other collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
AbbVie	$3,988	$1,751	$2,237
Amgen	1,776	2,237	(461)
Astellas	8,705	4,766	3,939
Bristol Myers Squibb	7,725	286	7,439
Regeneron	581	-	581
Moderna	724	-	724
Total revenue	$23,499	$9,040	$14,459

The increase in revenue of $14.5 million for the three months ended March 31, 2023 compared to the corresponding period of 2022 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing and new targets selected in 2022;
•
An increase in revenue under the Astellas Agreement primarily driven by a $5.0 million clinical candidate milestone achieved in January 2023, partially offset by lower percentage of completion on targets in the current period;
•
An increase in revenue from recognition of the remaining deferred revenue of $4.0 million upon termination of the AbbVie CD71 Agreement.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
External costs incurred by product candidate (target):
Praluzatamab ravtansine, CX-2009 (CD166)	$652	$4,873	$(4,221)
CX-2029 (CD71)	707	2,078	(1,371)
CX-904 (EGFRxCD3)	437	667	(230)
Other wholly owned and partnered programs	6,745	3,463	3,282
General research and development expenses	3,594	4,251	(657)
	12,135	15,332	(3,197)
Internal costs	9,040	15,227	(6,187)
Total research and development expenses	$21,175	$30,559	$(9,384)

The decrease in research and development expenses for the three months ended March 31, 2023 compared to the corresponding period of 2022 was primarily due to a decrease in personnel related expenses, as well as winding down of laboratory contract services and clinical study activities related to the CX-2009 and CX-2029 programs, partially offset by an increase in laboratory contract services related to IND enabling activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
General and administrative expenses	$7,977	$10,543	$(2,566)

General and administrative expenses decreased by $2.6 million for the three months ended March 31, 2023 compared to the corresponding period of 2022, primarily due to a decrease in personnel related expenses due to the workforce reduction in 2022 and patent related legal expenses.

Interest Income and Other Income (Expense)

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Interest income	$2,327	$68	$2,259
Other income, net	15	13	2
Total interest income and other income, net	$2,342	$81	$2,261

Interest Income

Interest income increased by $2.3 million for the three months ended March 31, 2023 compared to the corresponding period of 2022 was primarily driven by higher interest rates in 2023.

Liquidity and Capital Expenditures

Sources of Liquidity

As of March 31, 2023, we had cash, cash equivalents and investments of $204.5 million and an accumulated deficit of $726.2 million, compared to cash, cash equivalents and investments of $193.7 million and an accumulated deficit of $722.9 million as of December 31, 2022. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In November 2022, we entered into a Collaboration and License Agreement with Regeneron Pharmaceuticals, Inc. (the “Regeneron Agreement”) to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology. Pursuant to the Regeneron Agreement, we collected an upfront fee of $30.0 million. In December 2022, we entered into a Collaboration and License Agreement with ModernaTX, Inc. (the “Moderna Agreement”) to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (mRNA) based conditionally activated therapies using the Company’s Probody therapeutic technology. Pursuant to the Moderna Agreement, we collected an upfront fee and prepaid research funding of $35.0 million in January 2023.

On July 13, 2022, we announced a restructuring plan to prioritize resources on our emerging pre-clinical and early clinical pipeline as well as our existing collaboration partnerships. The restructuring plan resulted in a reduction to our workforce by approximately 40%, and was substantially completed by the fourth quarter of 2022. We incurred aggregate restructuring charges of approximately $7.5 million, primarily related to one-time severance payments and other employee-related costs.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into mid-2025. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash provided by (used) in operating activities	$9,349	$(41,313)
Net cash used in investing activities	(146,642)	(736)
Net cash provided by financing activities	—	7
Net decrease in cash, cash equivalents and restricted cash	$(137,293)	$(42,042)

Cash Flows from Operating Activities

During the three months ended March 31, 2023, cash provided by operating activities was $9.4 million, which consisted of a net loss of $3.3 million, adjusted by non-cash charges of $2.4 million and a net increase of $10.3 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $2.4 million in stock-based compensation, $0.9 million in non-cash lease expense, $0.6 million in depreciation and amortization, partially offset by $1.5 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $17.4 million in deferred revenue resulting from the continued recognition of deferred revenue from existing and new customers;
•
a decrease of $8.0 million in accounts payable, accrued and other long-term liabilities primarily due to decrease of payroll-related expenses and restructuring related expenses as well as timing of other payments; offset by
•
an increase of $34.9 million in cash flows from accounts receivable primarily related to the receipt of the $35.0 million upfront payment and prepaid research under the Moderna agreement entered into in December 2022.
•
a increase $0.8 million in cashflows from prepaid and other current assets primarily due to decrease in advance payments to our third party manufacturing vendors and timing of payments.

During the three months ended March 31, 2022, cash used in operating activities was $41.3 million, which consisted of a net loss of $32.0 million, a net decrease of $14.1 million relating to the change of our net operating assets and liabilities, adjusted by non-cash charges of $4.8 million. The non-cash charges primarily consisted of $3.4 million in stock-based compensation, $0.8 million in non-cash lease expense and $0.6 million in depreciation and amortization.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $8.0 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $5.2 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments and an increase in research and clinical expenses; and
•
a decrease of $0.9 million in cash flows from accounts receivable and prepaid and other current assets primarily due to increased advance payments to our third party manufacturing vendors and timing of payments.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $146.6 million used to purchase short-term investments.

During the three months ended March 31, 2022, cash used in investing activities was $0.7 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, there were no financing activities.

During the three months ended March 31, 2022, cash provided by financing activities consisted of $7,000 of proceeds from the exercise of stock options.

Contractual Obligations

During the three months ended March 31, 2023, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

In connection with preparing our financial statements for the year ending December 31, 2022 and evaluating new collaboration and license agreements initiated in the fourth quarter of 2022, we re-evaluated our previous application of ASC 606 for our collaboration and license agreements and identified an error. Upon reassessment, we have determined that certain revenue should be recognized over time using an input method as an appropriate measure of progress, rather than ratably over the estimated research period. The Company’s internal control to perform a technical accounting analysis for collaboration and license agreements failed to operate as designed. As a result, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022. The Company identified a material weakness in internal control over financial reporting related to its application of ASC 606 for license and collaboration agreements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Status of Remediation of Material Weakness

To remediate this material weakness, during the three months ended March 31, 2023, we have implemented and continue to improve the operation of our controls related to the application of ASC 606 to our collaboration and license agreements and the related controls to measure the progress in satisfying the performance obligations. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Controls Over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $726.2 million and $722.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $204.5 million. We believe that our existing capital resources will be sufficient to fund our planned operations into mid-2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, Pfizer, Regeneron and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2023, AbbVie terminated the collaboration agreement for CX-2029 and the ongoing discovery agreement we had entered into with them in 2016. Our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. For example, in January 2023, Bristol Myers Squibb announced that it would deprioritize the Phase 2 clinical program for BMS 986249 and advance the BMS-986288 into a Phase 2 program. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement. Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including, with respect to Bristol Myers Squibb, BMS-986249 and BMS-986288 and with respect to Amgen, CX-904;
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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in the U.S. GAAP when it became effective. The new standard was effective at the beginning of our fiscal year 2018 with early adoption permitted for our fiscal year 2017. We evaluated the impact of ASU 2014-09 on our financial statements and adoption of the standard had a significant impact on our financial statements and retroactively affected the accounting treatment of transactions completed before adoption. Additionally, for the purpose of revenue recognition, we are required to estimate the amount of effort to complete, as measured by full-time equivalent hours of our research development programs. Such estimates are inherently uncertain and may result in changes in subsequent periods.

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 23% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.3	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1	Sublease Agreement dated as of March 24, 2023, by and between CytomX Therapeutics, Inc and Atomic AI, Inc.				X

31.1	Certification of Chief Executive Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: May 9, 2023	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Senior Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)