Form 10-Q
period 2023-06-30
CytomX Therapeutics, Inc.
filed 2023-08-08
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of July 31, 2023, the registrant had 66,767,779 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

•
our financial performance;

•
developments relating to our competitors, our industry, international conflict or uncertainties; and

•
the extent to which COVID-19 or any future pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, which include ongoing site initiation and patient enrollment, manufacturing and financial condition;

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$57,536	$193,650
Short-term investments	123,322	—
Accounts receivable	1,903	35,986
Prepaid expenses and other current assets	5,040	7,466
Total current assets	187,801	237,102
Property and equipment, net	4,499	5,072
Intangible assets, net	802	875
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	14,126	15,949
Other assets	91	27
Total assets	$209,185	$260,891
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,029	$2,809
Accrued liabilities	20,068	28,532
Deferred revenue, current portion	120,280	121,267
Total current liabilities	141,377	152,608
Deferred revenue, net of current portion	140,873	180,059
Operating lease liabilities - long term	11,746	13,975
Other long term liabilities	216	—
Total liabilities	294,212	346,642
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Convertible preferred stock	—	—
Common stock	1	1
Additional paid-in capital	642,214	637,117
Accumulated other comprehensive income	35	10
Accumulated deficit	(727,277)	(722,879)
Total stockholders' deficit	(85,027)	(85,751)
Total liabilities and stockholders' equity (deficit)	$209,185	$260,891

__________________

(1)
The condensed balance sheet as of December 31, 2022 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$24,724	$12,853	$48,223	$21,893
Operating expenses:
Research and development	20,671	31,159	41,846	61,718
General and administrative	7,401	11,748	15,378	22,291
Total operating expenses	28,072	42,907	57,224	84,009
Loss from operations	(3,348)	(30,054)	(9,001)	(62,116)
Interest income	2,308	262	4,635	330
Other income (expense), net	(47)	296	(32)	309
Net loss	$(1,087)	$(29,496)	$(4,398)	$(61,477)
Other comprehensive income (loss):
Unrealized gain (loss) on short term investments, net of tax	9	(243)	25	(920)
Comprehensive loss	$(1,078)	$(29,739)	$(4,373)	$(62,397)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.45)	$(0.07)	$(0.94)
Shares used in computing basic and diluted net loss per share	66,536,202	65,542,762	66,393,391	65,468,638

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)
Release of RSUs	110,892	—	—	—	—	—
Stock-based compensation	—	—	2,409	—	—	2,409
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(3,311)	(3,311)
Balance at March 31, 2023	66,338,938	1	639,526	26	(726,190)	(86,637)
Exercise of stock options	16,535	—	26	—	—	26
Release of RSUs	212,312	—	—	—	—	—
Issuance of common stock under the ESPP	199,994	—	291	—	—	291
Stock-based compensation		—	2,371	—	—	2,371
Other comprehensive loss	—	—	—	9	—	9
Net loss	—	—	—	—	(1,087)	(1,087)
Balance at June 30, 2023	66,767,779	1	642,214	35	(727,277)	(85,027)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)	$(623,562)	$(459)
Exercise of stock options	5,597	—	7	—	—	7
Stock-based compensation	—	—	3,370	—	—	3,370
Other comprehensive loss	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	(31,981)	(31,981)
Balance at March 31, 2022	65,398,355	1	626,721	(919)	(655,543)	(29,740)
Exercise of stock options	95,393	—	91	—	—	91
Issuance of common stock under the ESPP	262,744	—	360	—	—	360
Stock-based compensation	—	—	4,490	—	—	4,490
Other comprehensive loss	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	(29,496)	(29,496)
Balance at June 30, 2022	65,756,492	$1	$631,662	$(1,162)	$(685,039)	$(54,538)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,398)	$(61,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	73	73
Depreciation and amortization	1,132	1,139
Accretion of discounts on short-term investments	(3,260)	(33)
Stock-based compensation expense	4,780	7,860
Non-cash lease expense	1,823	1,670
Changes in operating assets and liabilities
Accounts receivable	34,083	(290)
Prepaid expenses and other current assets	2,426	694
Other assets	(64)	6
Accounts payable	(1,774)	(844)
Accrued liabilities and other long-term liabilities	(10,477)	(4,484)
Deferred revenue	(40,173)	(19,864)
Net cash used in operating activities	(15,829)	(75,550)
Cash flows from investing activities:
Purchases of property and equipment	(565)	(1,148)
Purchases of short term investments	(220,037)	—
Maturities of investments	100,000	—
Net cash used in investing activities	(120,602)	(1,148)
Cash flows from financing activities:
Proceeds from employee stock purchase plan and exercise of stock options	317	458
Net cash provided by financing activities	317	458
Net decrease in cash, cash equivalents and restricted cash	(136,114)	(76,240)
Cash, cash equivalents and restricted cash, beginning of period	194,567	206,447
Cash, cash equivalents and restricted cash, end of period	$58,453	$130,207

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

The condensed results of operations for the three months and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statements of cash flows:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$57,536	$193,650	$129,290	$205,530
Restricted cash - non-current assets	917	917	917	917
Total	$58,453	$194,567	$130,207	$206,447

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

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Options and ESPP to purchase common stock	14,091,647	14,288,092	14,039,714	14,023,590
TRSUs	1,594,493	938,728	1,566,926	864,762
Total	15,686,140	15,226,820	15,606,640	14,888,352

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$33,435	$—	$—	$33,435
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury Securities	Level I	147,975	35	—	148,010
Total		$182,327	$35	$—	$182,362

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$64,706	$—	$—	$64,706
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury Securities	Level I	29,941	10	—	29,951
Total		$95,564	$10	$—	$95,574

As of June 30, 2023, the remaining contractual terms of those investments are less than a year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Research and clinical expenses	$9,251	$13,089
Payroll and related expenses	5,441	8,060
Legal and professional expenses	855	1,413
Operating lease liabilities - short term	4,330	4,082
Restructuring expenses	30	1,627
Other accrued expenses	161	261
Total	$20,068	$28,532

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
AbbVie	$—	$6,775	$3,988	$8,526
Amgen	1,720	357	3,496	2,594
Astellas	5,350	4,657	14,055	9,423
Bristol Myers Squibb	13,879	1,064	21,603	1,350
Regeneron	1,754	—	2,335	—
Moderna	2,021	—	2,746	—
Total revenue	$24,724	$12,853	$48,223	$21,893

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie were co-developing a conditionally activated antibody-drug conjugate (“ADC”) against CD71, with the Company being responsible for preclinical and early clinical development. AbbVie was to be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company has received in aggregate $100.0 million in upfront and milestone payments under the CD71 Agreement. In March 2023, the Company announced that it would evaluate the potential next steps for CX-2029 following the decision from AbbVie, to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement has been terminated and the Company has an exclusive option to re-acquire full rights to

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

CX-2029. The Company has completed the performance obligation under the CD71 Agreement as of March 31, 2023 and recognized the related remaining deferred revenue of $4.0 million in the first quarter of 2023.

In December 2022, the research on the two discovery targets under the Discovery Agreement has concluded with no plans to advance the discovery targets into clinical studies or to pursue new programs. The Discovery Agreement has also been terminated and all target rights have reverted back to CytomX.

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

In October 2021, CytomX and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products. In May 2023, CytomX and Amgen executed an amendment to the Amgen Agreement to extend the target selection period for Amgen to select its additional targets for research and development as further discussed below.

Under the terms of the Amgen Agreement, as amended, the Company and Amgen will co-develop a conditionally activated T-cell engaging bispecific therapeutic targeting epidermal growth factor receptor (the “EGFR Products”). The Company is responsible for early-stage development of EGFR Products and Amgen will be responsible for late-stage development and commercialization of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear a certain percentage of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is also eligible to receive up to $460.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States. In January 2022, the IND for the EGFR product (CX-904) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”).

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of conditionally activated T-cell engaging bispecifics products directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement and subsequent amendments, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

At the initiation of the collaboration, CytomX had the option to select, from programs specified in the Amgen Agreement, an existing preclinical stage T-cell engaging bispecific product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program and this program is currently in preclinical development. CytomX is responsible, at its expense, for converting this program to a conditionally activated T-cell engaging bispecific product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

As of June 30, 2023 and December 31, 2022, deferred revenue related to the EGFR Products performance obligation was $14.9 million and $18.0 million, respectively. As of June 30, 2023 and December 31, 2022, deferred revenue related to the Amgen Other Products performance obligation was $0.2 million and $0.6 million, respectively.

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

Pursuant to the Astellas Agreement, the consideration from Astellas is comprised of an upfront fee of $80.0 million and contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.6 billion. The Company is also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas is responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company will receive research and development service fees based on a prescribed full-time employee ("FTE") rate.

In January 2023, the Company announced that it achieved a clinical candidate milestone under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2023 as the Company had completed its related performance obligation of the collaboration target which resulted in the clinical candidate nomination for further development.

As of June 30, 2023 and December 31, 2022, deferred revenue relating to the Astellas Agreement was $38.0 million and $44.5 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.3 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

In October 2022, the Company and Bristol Myers Squibb entered into Amendment Number 3 to amend the Collaboration and License Agreement (“Amendment 3”), as amended by Amendment 1 and Amendment 2, to clarify the rights and restrictions of certain new proprietary antibodies that the parties exchanged. There were no substantive changes to each party's performance obligations. As of June 30, 2023, the Company is eligible for up to approximately $2.1 billion in contingent payments for development, regulatory and sales milestones based on the ongoing collaboration projects, including the CTLA-4 program, with BMS.

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, deferred revenue relating to the BMS Agreement was $147.6 million and $169.2 million, respectively.

ModernaTX, Inc.

The Company and ModernaTX, Inc. (“Moderna”) entered into a Collaboration and License Agreement (the “Moderna Agreement”) on December 30, 2022, the effective date, to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (mRNA) based conditionally activated therapies using the Company’s Probody therapeutic technology. Moderna is solely responsible for the development (preclinical and clinical), manufacturing, and commercialization of any products under the Moderna Agreement.

Under the terms of the Moderna Agreement, the Company granted Moderna an exclusive, worldwide right to develop and commercialize Probody therapeutics for the collaboration programs. In exchange, the Company received an upfront payment of $35.0 million in January 2023, including $5.0 million of prepaid research and development service fees. The Company will continue to receive research and development service fees according to the preclinical research work plans based on a prescribed FTE rate and is eligible to receive up to approximately $1.2 billion in future development, regulatory, and commercial milestone payments. The Company is also eligible to receive tiered royalties from high-single digit to low-teen percentage rates of annual global net sales of any products that are commercialized under the Moderna Agreement. The Moderna Agreement also provided Moderna with an option to participate in an equity financing by CytomX at market price, subject to certain terms, conditions and regulatory requirements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

As of June 30, 2023 and December 31, 2022, deferred revenue relating to the Moderna Agreement was $32.3 million and $35.0 million, respectively. The amount due from Moderna under the Moderna Agreement was $0 and $35.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

Under the Collaboration and License Agreement, the Company granted Regeneron an exclusive, worldwide, royalty-bearing license under certain Company intellectual property to develop, manufacture, commercialize and otherwise exploit licensed products (“Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses in oncology. Regeneron is responsible for funding the cost of preclinical research and discovery activities of both parties for all Licensed Products and for funding the cost of development, manufacturing and commercialization of all Licensed Products worldwide.

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

As of June 30, 2023 and December 31, 2022, deferred revenue relating to the Regeneron Agreement was $28.2 million and $30.0 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $0.5 million and $30.0 million as of June 30, 2023 and December 31, 2022, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2023 and 2022:

	Balance at 12/31/2022	Additions	Revenue Recognized	Balance at 06/30/2023
	(in thousands)
Contract liabilities:
Deferred revenue	$301,326	$2,514	$(42,687)	$261,153

	Balance at 12/31/2021	Additions	Revenue Recognized	Balance at 06/30/2022
	(in thousands)
Contract liabilities:
Deferred revenue	$284,760	$2,093	$(21,958)	$264,895

The Company expects that the $261.2 million of deferred revenue related to the following contracts as of June 30, 2023 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $14.9 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2026.
•
The $0.2 million of deferred revenue related to the Amgen Other Products is expected to be recognized within 2023.
•
The $38.0 million of deferred revenue related to the Astellas Agreement, together with research and development service fees, is expected to be recognized until 2026.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

•
The $147.6 million of deferred revenue related to the BMS Agreement is expected to be recognized until 2025.
•
The $32.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized until 2027.
•
The $28.2 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

7. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the six months ended June 30, 2023 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2022	13,289,838	$7.67
Options granted	1,398,673	2.42
Options exercised	(16,535)	1.57
Option forfeited/expired	(851,515)	6.25
Balance at June 30, 2023	13,820,461	$7.24

The Company recorded $1.7 million and $2.8 million of stock-based compensation expense related to the stock options for the three months ended June 30, 2023 and 2022, respectively.

The Company recorded $3.6 million and $5.7 million of stock-based compensation expense related to the stock options for the six months ended June 30, 2023 and 2022, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the six months ended June 30, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	1,212,884	$2.81
TRSUs awarded	643,892	2.45
TRSUs vested	(323,204)	2.37
TRSUs cancelled	(42,638)	3.83
Balance at June 30, 2023	1,490,934	$2.72

The Company recorded $0.5 million and $0.4 million of stock-based compensation expense related to the TRSUs for the three months ended June 30, 2023 and 2022, respectively.

The Company recorded $1.0 million and $0.7 million of stock-based compensation expense related to the TRSUs for the six months ended June 30, 2023 and 2022, respectively.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

In July 2022, the Company determined that the performance condition for 2021-Tranche 1 was met and recorded $1.0 million of stock-based compensation expense for the year ended December 31, 2022. As the achievement of the milestones for Tranche 2 was not considered probable, no compensation cost was recorded for 2021-Tranche 2 of these awards through June 30, 2023.

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). As of December 31, 2022, and June 30, 2023, the Company determined that it is probable that the performance conditions for 2022-Tranche 1 will be satisfied and hence recorded $55,000, $33,000 and $62,000 compensation cost, respectively, for those awards for the year ended December 31, 2022 and for the three and six months ended June 30, 2023. As of December 31, 2022 and June 30, 2023, the Company determined that it is not probable that the performance conditions for 2022-Tranche 2 will be satisfied and hence recorded no compensation cost for those awards through June 30, 2023.

In February 2023, the Company granted 710,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.8 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through June 30, 2023.

Activities for the Company’s PSUs for the six months ended June 30, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	383,750	$2.96
PSUs awarded	710,000	2.59
PSUs vested	—	—
PSUs cancelled	(33,750)	3.81
Balance at June 30, 2023	1,060,000	$2.68

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Research and development	$914	$2,091	$1,875	$3,696
General and administrative	1,457	2,399	2,905	4,164
Total stock-based compensation expense	$2,371	$4,490	$4,780	$7,860

8. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of June 30, 2023.

9. Income Taxes

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of June 30, 2023 and December 31, 2022.

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

The following is a summary of accrued restructuring costs as of June 30, 2023 (in thousands):

	Severance and Benefits Costs	Contract Termination Cost	Stock Based Compensation	Total
Total restructuring cost recorded	$7,617	$178	$175	$7,970
Cash payment	(5,812)	—	—	(5,812)
Change in estimates	(293)	(14)	—	(307)
Non-cash charges	—	—	(175)	(175)
Balance at December 31, 2022	1,512	164	—	1,676
Cash payment	(1,427)	(50)	—	(1,477)
Change in estimates	(55)	(114)	—	(169)
Balance at June 30, 2023	$30	$—	$—	$30

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

In March 2023, the Company entered into a sublease agreement for a portion of its existing office and laboratory space. The sublease is classified as an operating lease whereby sublease income is recognized on a straight-line basis over the sublease term that expires on September 30, 2026. For the three and six months ended June 30, 2023, sublease income was $0.3 million.

June 30, 2023
(in thousands)
Future sublease income payments
Remainder of 2023	$649
2024	1,333
2025	1,379
2026	1,067
Total sublease income payments	$4,428

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

12. Subsequent Event

In July 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement that resulted in initial gross proceeds of approximately $30.0 million. In the private placement, CytomX issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share.

Each pre-funded warrant has an exercise price of $0.00001 per share of common stock, are immediately exercisable and will be exercisable for 20 years. The accompanying Tranche 1 warrants have an exercise price of $4.16 per share of common stock, are immediately exercisable and will expire in July 2025. The accompanying Tranche 2 warrants have an exercise price of $6.24 per share of common stock, are immediately exercisable and will expire in July 2026.

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, and diffuse large B-cell lymphoma (“DLBCL”). The DLBCL cohort was later deprioritized due to strategic and competitive reasons and did not enroll any patients. In January 2023, a data update for the Phase 2 expansion was disclosed which included data across all fully enrolled cohorts. The study results reflected an August 5, 2022 full data cut-off and an October 4, 2022 data snapshot for efficacy. The data demonstrated encouraging clinical activity in unselected, heavily pre-treated patients with tumors of squamous histology including a 21% objective response rate (ORR) in squamous esophageal cancer and a 10% ORR in squamous non-small cell lung cancer (sqNSCLC). The adverse event (AE) profile was consistent with Phase 1 observations with anemia (82.6%) being the most common treatment related adverse event (TRAE). Anemia was managed with transfusions, dose delays, and dose reductions. The treatment discontinuation rate due to AEs was 3.3% as a result of anemia. In March 2023, CytomX announced that it would evaluate potential next steps for CX-2029 following the decision from its collaboration partner, AbbVie, Inc., to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement has been terminated and CytomX has an exclusive option to re-acquire full rights to CX-2029.

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

Reinforcing our leadership in the field of conditional activation, in 2022 we advanced our first T-cell engaging bispecific antibody (TCB) into the clinic. CX-904, partnered with Amgen, is a conditionally activated TCB against EGFR and CD3. In preclinical studies, CytomX’s Probody EGFRxCD3 bispecific therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 bispecifics without Probody masking. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. Patient enrollment in the Phase 1 dose escalation portion of the study continues to progress. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated. The Company anticipates initial CX-904 Phase 1 dose escalation data in the first half of 2024.

Our pipeline also includes CX-2051, a wholly-owned conditionally activated ADC paired with a next-generation camptothecin payload and directed toward the epithelial cellular adhesion molecule (EpCAM). CX-2051 has been tailored to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated a wide predicted therapeutic index and strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer. We plan to submit an IND for this program in the fourth quarter of 2023.

Praluzatamab ravtansine is our conditionally activated ADC directed toward CD166 which has been evaluated in a three-arm study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B examined praluzatamab ravtansine monotherapy in patients with hormone receptor-positive/HER2-non-amplified breast cancer and triple-negative breast cancer (“TNBC”), respectively. Arm C studied praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. In July 2022, Phase 2 topline results were disclosed for Arms A and B. Based on the reported results, the Company deprioritized further investment.

Another wholly-owned emerging product candidate is CX-801, an interferon ("IFN") alpha-2b Probody. IFNa2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNa2b that has the potential to become a unique centerpiece of combination therapy for a wide range of tumor types. An IND submission for CX-801 is planned in the fourth quarter of 2023.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines, TCBs, and most recently, mRNAs reflecting the versatility of our Probody platform. We currently have more than 15 active drug discovery and/or development programs.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our founding in 2008. Our net loss was $1.1 million and $4.4 million for the three and six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $727.3 million and $722.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future.

CytomX Therapeutics, Inc.

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

Impact of COVID-19

The COVID-19 pandemic previously impacted our ongoing operations, including clinical trials, however, any resulting financial impact cannot be reasonably estimated. The extent to which the COVID-19 pandemic may continue to impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions necessary to contain the virus or treat its impact, among others. We will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

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

CytomX Therapeutics, Inc.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
AbbVie	$—	$6,775	$(6,775)	$3,988	$8,526	$(4,538)
Amgen	1,720	357	1,363	3,496	2,594	902
Astellas	5,350	4,657	693	14,055	9,423	4,632
Bristol Myers Squibb	13,879	1,064	12,815	21,603	1,350	20,253
Regeneron	1,754	—	1,754	2,335	—	2,335
Moderna	2,021	—	2,021	2,746	—	2,746
Total revenue	$24,724	$12,853	$11,871	$48,223	$21,893	$26,330

CytomX Therapeutics, Inc.

The increase in revenue of $11.9 million for the three months ended June 30, 2023 compared to the corresponding period of 2022 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing and new targets selected in 2022;
•
An increase in revenue under the Regeneron Agreement and Moderna Agreement due to new preclinical studies that commenced during the current period;
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023.

The increase in revenue of $26.3 million for the six months ended June 30, 2023 compared to the corresponding period of 2022 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing and new targets selected in 2022;
•
An increase in revenue under the Astellas Agreement primarily driven by a $5.0 million clinical candidate milestone achieved in January 2023;
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023, partially offset by an increase from the the remaining deferred revenue of $4.0 million was recognized in full in the first quarter of 2023;
•
An increase in revenue under the Regeneron Agreement and Moderna Agreement due to new preclinical studies that commenced during the current period.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
Praluzatamab ravtansine, CX-2009 (CD166)	$1,166	$3,746	$(2,580)	$1,818	$8,619	$(6,801)
CX-2029 (CD71)	353	3,001	(2,648)	1,060	5,079	(4,019)
Pacmilimab, CX-072 (PD-L1)	95	1,037	(942)	324	1,036	(712)
CX-904	406	845	(439)	842	1,512	(670)
Other wholly owned and partnered programs	7,924	4,566	3,358	14,669	8,029	6,640
General research and development expenses	1,891	3,471	(1,580)	5,257	7,723	(2,466)
	11,835	16,666	(4,831)	23,970	31,998	(8,028)
Internal costs	8,836	14,493	(5,657)	17,876	29,720	(11,844)
Total research and development expenses	$20,671	$31,159	$(10,488)	$41,846	$61,718	$(19,872)

Research and development expenses decreased by $10.5 million and $19.9 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022. This was primarily due to a decrease in personnel related expenses, as well as winding down of laboratory contract services and clinical study activities related to the CX-2009 and CX-2029 programs, partially offset by an increase in laboratory contract services related to IND enabling activities.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
General and administrative expenses	$7,401	$11,748	$(4,347)	$15,378	$22,291	$(6,913)

CytomX Therapeutics, Inc.

General and administrative expenses decreased by $4.3 million and $6.9 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022 primarily due to a decrease in personnel related expenses as a result of the workforce reduction in 2022 and patent related legal expenses.

Interest Income and Other Income (Expense)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Interest income	$2,308	$262	$2,046	$4,635	$330	$4,305
Other income (expense), net	(47)	296	(343)	(32)	309	(341)
Total interest and other income	$2,261	$558	$1,703	$4,603	$639	$3,964

Interest Income

Interest income increased by $2.0 million and $4.3 million for the three months and six months ended June 30, 2023 compared to the corresponding periods of 2022 was primarily driven by higher interest rates in 2023.

Liquidity and Capital Expenditures

Sources of Liquidity

As of June 30, 2023, we had cash, cash equivalents and investments of $180.9 million and an accumulated deficit of $727.3 million, compared to cash, cash equivalents and investments of $193.7 million and an accumulated deficit of $722.9 million as of December 31, 2022. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements. In November 2022, we entered into a Collaboration and License Agreement with Regeneron Pharmaceuticals, Inc. (the “Regeneron Agreement”) to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology. Pursuant to the Regeneron Agreement, we collected an upfront fee of $30.0 million. In December 2022, we entered into a Collaboration and License Agreement with ModernaTX, Inc. (the “Moderna Agreement”) to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (mRNA) based conditionally activated therapies using the Company’s Probody therapeutic technology. Pursuant to the Moderna Agreement, we collected an upfront fee and prepaid research funding of $35.0 million in January 2023. In July 2023, we completed a private placement that resulted in initial gross proceeds of approximately $30.0 million.

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

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into the second half of 2025. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

CytomX Therapeutics, Inc.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(15,829)	$(75,550)
Net cash used in investing activities	(120,602)	(1,148)
Net cash provided by financing activities	317	458
Net increase (decrease) in cash and cash equivalents	$(136,114)	$(76,240)

Cash Flows from Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $15.8 million, which consisted of a net loss of $4.4 million, adjusted by non-cash charges of $4.6 million and a net decrease of $16.0 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $4.8 million in stock-based compensation, $1.8 million in non-cash lease expense, $1.2 million in depreciation and amortization, partially offset by $3.2 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $40.2 million in deferred revenue resulting from the continued recognition of deferred revenue from existing and new customers;
•
a decrease of $12.3 million in accounts payable, accrued and other long-term liabilities primarily due to decrease of payroll-related expenses and restructuring related expenses as well as timing of other payments; offset by
•
an increase of $34.1 million in cash flows from accounts receivable primarily related to the receipt of the $35.0 million upfront payment and prepaid research under the Moderna agreement entered into in December 2022.
•
an increase $2.4 million in cashflows from prepaid and other current assets primarily due to a decrease in advance payments to our third party manufacturing vendors and timing of payments.

During the six months ended June 30, 2022, cash used in operating activities was $75.6 million, which consisted of a net loss of $61.5 million, adjusted by non-cash charges of $10.7 million and a net decrease of $24.8 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $7.9 million in stock-based compensation, $1.6 million in non-cash lease expense and $1.2 million in depreciation and amortization.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $19.9 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $5.3 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payment; and
•
an increase of $0.4 million in cash flows from accounts receivable and prepaid and other current assets primarily due to decreased advance payments to our third party manufacturing vendors and timing of payments.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $120.6 million, which consisted of $220.0 million used in the purchase of short-term investments and $0.6 million of capital expenditures used to purchase property and equipment, partially offset by $100.0 million in proceeds received upon the maturity of marketable securities.

During the six months ended June 30, 2022, cash used in investing activities was $1.1 million of capital expenditures used to purchase property and equipment.

CytomX Therapeutics, Inc.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities consisted of $0.3 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the six months ended June 30, 2022, cash provided by financing activities consisted of $0.5 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the six months ended June 30, 2023, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Remediation of Material Weakness

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

To remediate this material weakness, during the six months ended June 30, 2023, we have implemented and improved the operation of our controls related to the application of ASC 606 to our collaboration and license agreements and the related controls to measure the progress in satisfying the performance obligations. Management has determined that the material weakness was remediated during the three months ended June 30, 2023, due to enhancements made to our related technical accounting analysis processes and internal controls during the period.

Changes in Internal Controls Over Financial Reporting

CytomX Therapeutics, Inc.

Except as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $727.3 million and $722.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

CytomX Therapeutics, Inc.

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

As of June 30, 2023, we had cash, cash equivalents and investments of $180.9 million and subsequently raised approximately $30.0 million in a financing transaction in July 2023. We believe that our existing capital resources will be sufficient to fund our planned operations into the second half of 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. For instance, in March 2023, AbbVie terminated the collaboration agreement for CX-2029 and the ongoing discovery agreement we had entered into with them in 2016. We are evaluating the further development of CX-2029 and if we elect to move it forward in further clinical trials without a partner, we will need to allocate additional internal capital resources to the effort. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

CytomX Therapeutics, Inc.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. For example, in July 2022, we announced that we would seek a partner to further develop praluzatamab ravtansine. We have not yet obtained a partner for praluzatamab ravtansine and we may not be able to do so in the future for the development of that product candidate. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO and payments received under our collaboration agreements, including, more recently, the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received in a private placement announced in June 2023. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the COVID-19 pandemic. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, when we issue shares of common stock upon exercise of the pre-funded warrants, Tranche 1 warrants and Tranche 2 warrants (collectively, the Tranche 1 warrants and Tranche 2 warrants, the “Tranche Warrants”) issued in our June 2023 private placement, our existing stockholders will suffer dilution. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

CytomX Therapeutics, Inc.

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

We are very early in our development efforts, with only two product candidates, CX-2029 and CX-904, currently continuing in early-stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

CytomX Therapeutics, Inc.

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

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues or receive royalties from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Furthermore, if one or more of our product candidates or our Probody therapeutic technology generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. For example, in March 2020, we made the strategic decision to terminate our Phase 2 clinical trial evaluating pacmilimab in combination ipilimumab in melanoma. This decision followed a re-evaluation of the evolving clinical, competitive and commercial landscapes in immuno-oncology, taken together with the impact of the COVID-19 pandemic. In July 2022, we announced topline results of our Phase 2 clinical trial evaluating praluzatamab ravtansine in patients with breast cancer and that we do not plan to further advance this program without a partner. This decision followed an evaluation of the clinical trial results, the competitive landscape and our estimate of the resources necessary to continue the development of praluzatamb ravtansine alone. Additionally, in March 2023, AbbVie announced that it would not advance CX-2029 into additional clinical trials and terminated our 2016 CD71 License and Collaboration Agreement for CX-2029. Any similar occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

CytomX Therapeutics, Inc.

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

Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol Myers Squibb includes, and the Phase 2 clinical trial of BMS-986288 may include, the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks. In our Phase 2 clinical trial with CX-2029, we are targeting CD71, a target that is broadly expressed on normal tissue, which could create unacceptable toxicity or fail to result in anti-tumor activity. For instance, CD71 is a metabolic protein with high levels of expression in healthy tissues, and the consequences of targeting such protein in humans are unknown. Any future clinical trials of our product candidates could face similar or heightened risks depending on the modality. Similarly, the combination of EGFR and CD3 has been shown to induce significant toxicities in preclinical animal studies due to the widespread expression of each target.

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

•
the ability to monitor patients adequately during and after treatment;
•
the proximity and availability of clinical trial sites for prospective patients; and
•
potential pandemics, including the COVID-19 pandemic.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our product candidates, we believe that our success may depend, in part, on the development of companion diagnostic tests, including for CX-2029. To successfully develop a companion diagnostic test, we would need to address a number of scientific, technical and logistical challenges. However, we have little experience in the development of companion diagnostic tests and may not be successful in developing appropriate tests to pair with any of our product candidates. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing companion diagnostic tests, we could seek to rely on third parties to design, manufacture, and obtain regulatory approval for any companion diagnostic tests for our product candidates. However, we and such collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity,

CytomX Therapeutics, Inc.

analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our product candidates. As a result, our business would be harmed, possibly materially.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 2, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

by regulatory authorities or litigation. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

In connection with preparing our financial statements for the year ending December 31, 2022, we determined that a material weakness existed in our internal control over financial reporting due to ineffective controls for evaluation and review of the accounting for revenue recognition. We initiated plans to remediate the material weakness and determined that as of June 30, 2023, the material weakness had been remediated. There can be no assurance that we will not identify additional material weaknesses in the future.

In future periods, if our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal control over financial reporting are identified, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our business and the market price of our securities.

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

CytomX Therapeutics, Inc.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On February 27, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent. We have issued securities under the Sales Agreement and may do so in the future. In addition, in January and February 2021, we sold 16,428,571 shares of our common stock at $7.00 per share in an underwritten public offering. In July 2023, we sold pre-funded warrants to purchase up to 14,423,077 shares of common stock and accompanying Tranche Warrants to purchase up to 11,538,462 shares of our common stock. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. Additionally, future sales of our common stock at prices below the exercise price of the Tranche Warrants may lower the exercise price of the Tranche Warrants. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

CytomX Therapeutics, Inc.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 23% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On June 1, 2023, Sean McCarthy, Chief Executive Officer and Chairman, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 109,768 shares of the Company’s common stock between January 1, 2024 and February 7, 2025.

CytomX Therapeutics, Inc.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.3	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Form of Pre-Funded Warrant	8-K	7/3/2023	4.1

4.4	Form of Tranche Warrant	8-K	7/3/2023	4.2

10.1††	Amendment No. 3 to the Collaboration and License Agreement, dated as of May 18, 2023, by and between CytomX Therapeutics, Inc. and Amgen, Inc.				X

10.2#	Form of Amended and Restated Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and each of its executive officers other than Sean A. McCarthy.				X

10.3#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Jeffrey Landau dated as of March 31, 2021.				X

10.4	Unit Purchase Agreement by and among the CytomX Therapeutics, Inc. and certain accredited investors named therein, dated June 29, 2023.	8-K	7/3/2023	10.1

31.1	Certification of Chief Executive Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

CytomX Therapeutics, Inc.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

CytomX Therapeutics, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CytomX Therapeutics, Inc.

Date: August 8, 2023	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Senior Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)