Form 10-Q
period 2023-09-30
CytomX Therapeutics, Inc.
filed 2023-11-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 31, 2023, the registrant had 66,988,904 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$26,024	$193,650
Short-term investments	168,086	—
Accounts receivable	2,419	35,986
Prepaid expenses and other current assets	4,675	7,466
Total current assets	201,204	237,102
Property and equipment, net	4,060	5,072
Intangible assets, net	766	875
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	13,184	15,949
Other assets	87	27
Total assets	$221,167	$260,891
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,705	$2,809
Accrued liabilities	20,689	28,532
Deferred revenue, current portion	124,396	121,267
Total current liabilities	146,790	152,608
Deferred revenue, net of current portion	112,261	180,059
Operating lease liabilities - long term	10,597	13,975
Other long-term liabilities	2,757	—
Total liabilities	272,405	346,642
Commitments and contingencies (Note 9)
Stockholders' deficit:
Convertible preferred stock	—	—
Common stock	1	1
Additional paid-in capital	673,109	637,117
Accumulated other comprehensive (loss) income	(63)	10
Accumulated deficit	(724,285)	(722,879)
Total stockholders' deficit	(51,238)	(85,751)
Total liabilities and stockholders' deficit	$221,167	$260,891

__________________

(1)
The condensed balance sheet as of December 31, 2022 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$26,384	$11,147	$74,607	$33,040
Operating expenses:
Research and development	16,448	30,367	58,294	92,085
General and administrative	6,813	10,490	22,191	32,782
Total operating expenses	23,261	40,857	80,485	124,867
Income (loss) from operations	3,123	(29,710)	(5,878)	(91,827)
Interest income	2,699	616	7,334	946
Other (expense) income, net	(7)	30	(39)	339
Income (loss) before income taxes	5,815	(29,064)	1,417	(90,542)
Provision for income taxes	2,823	—	2,823	—
Net income (loss)	$2,992	$(29,064)	$(1,406)	$(90,542)
Other comprehensive income (loss):
Unrealized (loss) gain on short term investments, net of tax	(98)	367	(73)	(553)
Comprehensive income (loss)	$2,894	$(28,697)	$(1,479)	$(91,095)

Net income (loss) per share:
Basic	$0.04	$(0.44)	$(0.02)	$(1.38)
Diluted	$0.04	$(0.44)	$(0.02)	$(1.38)

Shares used to compute net income (loss) per share
Basic	80,731,951	65,912,334	71,225,433	65,618,162
Diluted	80,991,722	65,912,334	71,225,433	65,618,162

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)
Release of RSUs	110,892	—	—	—	—	—
Stock-based compensation	—	—	2,409	—	—	2,409
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(3,311)	(3,311)
Balance at March 31, 2023	66,338,938	1	639,526	26	(726,190)	(86,637)
Exercise of stock options	16,535	—	26	—	—	26
Release of RSUs	212,312	—	—	—	—	—
Issuance of common stock under the ESPP	199,994	—	291	—	—	291
Stock-based compensation	—	—	2,371	—	—	2,371
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(1,087)	(1,087)
Balance at June 30, 2023	66,767,779	1	642,214	35	(727,277)	(85,027)
Release of RSUs	105,000	—	—	—	—	—
Issuance pre-funded warrants and warrants, net of issuance cost	—	—	29,669	—	—	29,669
Stock-based compensation	—	—	1,226	—	—	1,226
Other comprehensive loss	—	—	—	(98)	—	(98)
Net income	—	—	—	—	2,992	2,992
Balance at September 30, 2023	66,872,779	$1	$673,109	$(63)	$(724,285)	$(51,238)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)	$(623,562)	$(459)
Exercise of stock options	5,597	—	7	—	—	7
Stock-based compensation	—	—	3,370	—	—	3,370
Other comprehensive loss	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	(31,981)	(31,981)
Balance at March 31, 2022	65,398,355	1	626,721	(919)	(655,543)	(29,740)
Exercise of stock options	95,393	—	91	—	—	91
Issuance of common stock under the ESPP	262,744	—	360	—	—	360
Stock-based compensation	—	—	4,490	—	—	4,490
Other comprehensive loss	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	(29,496)	(29,496)
Balance at June 30, 2022	65,756,492	1	631,662	(1,162)	(685,039)	(54,538)
Exercise of stock options	193,750	—	—	—	—	—
Stock-based compensation		—	2,695	—	—	2,695
Other comprehensive income	—	—	—	367	—	367
Net loss	—	—	—	—	(29,064)	(29,064)
Balance at September 30, 2022	65,950,242	$1	$634,357	$(795)	$(714,103)	$(80,540)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,406)	$(90,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	109	110
Depreciation and amortization	1,580	1,725
Accretion of discounts on short-term investments	(5,193)	(47)
Stock-based compensation expense	6,006	10,555
Non-cash lease expense	2,765	2,532
Changes in operating assets and liabilities
Accounts receivable	33,567	(986)
Prepaid expenses and other current assets	2,792	7
Other assets	(60)	6
Accounts payable	(1,098)	2,441
Accrued liabilities and other long-term liabilities	(8,465)	(5,897)
Deferred revenue	(64,669)	(29,299)
Net cash used in operating activities	(34,072)	(109,395)
Cash flows from investing activities:
Purchases of property and equipment	(574)	(1,558)
Purchases of short term investments	(312,966)	—
Maturities of short term investments	150,000	—
Net cash used in investing activities	(163,540)	(1,558)
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants and warrants, net of issuance cost	29,669	—
Proceeds from employee stock purchase plan and exercise of stock options	317	458
Net cash provided by financing activities	29,986	458
Net decrease in cash, cash equivalents and restricted cash	(167,626)	(110,495)
Cash, cash equivalents and restricted cash, beginning of period	194,567	206,447
Cash, cash equivalents and restricted cash, end of period	$26,941	$95,952

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing potent biologics designed to be preferentially localized to tumors. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class antibody-based therapeutics created using its Probody® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique Probody technology platform is designed to enable “conditional activation” of antibody-based drugs in the tumor microenvironment while minimizing drug activity in healthy tissues and in circulation. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed results of operations for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statements of cash flows:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$26,024	$193,650	$95,035	$205,530
Restricted cash - non-current assets	917	917	917	917
Total	$26,941	$194,567	$95,952	$206,447

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period. Diluted net loss per share is the same as basic net loss per share since the effect of the potentially dilutive securities is anti-dilutive. The pre-funded warrants are included in both the basic and diluted EPS calculation.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$2,992	$(29,064)	$(1,406)	$(90,542)

Denominator:
Basic
Weighted-average common shares outstanding	66,779,192	65,912,334	66,523,404	65,618,162
Weighted-average prefunded warrants	13,952,759	—	4,702,029	—
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	80,731,951	65,912,334	71,225,433	65,618,162
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	80,731,951	65,912,334	71,225,433	65,618,162
Effect of potentially dilutive securities:
Stock option, ESPP & RSU	259,771	—	—	—
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	80,991,722	65,912,334	71,225,433	65,618,162

Net income (loss) per share
Basic	$0.04	$(0.44)	$(0.02)	$(1.38)
Diluted	$0.04	$(0.44)	$(0.02)	$(1.38)

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Options and ESPP to purchase common stock	13,863,671	15,098,721	14,046,593	14,385,488
Common stock warrants	11,162,208	—	3,720,736	—
RSUs	884,232	1,340,216	1,659,636	1,175,110
Total	25,910,111	16,438,937	19,426,965	15,560,598

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$26,363	$—	$—	$26,363
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury Securities	Level I	168,149	—	(63)	168,086
Total		$195,429	$—	$(63)	$195,366

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$64,706	$—	$—	$64,706
Restricted cash (money market funds)	Level I	917	—	—	917
U.S. Treasury Securities	Level I	29,941	10	—	29,951
Total		$95,564	$10	$—	$95,574

As of September 30, 2023, the remaining contractual terms of those investments are less than a year.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Research and clinical expenses	$7,970	$13,089
Payroll and related expenses	7,097	8,060
Legal and professional expenses	821	1,413
Operating lease liabilities - short term	4,458	4,082
Restructuring expenses	-	1,627
Other accrued expenses	343	261
Total	$20,689	$28,532

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
AbbVie	$—	$2,972	$3,988	$11,498
Amgen	1,627	337	5,124	2,931
Astellas	4,630	5,880	18,685	15,303
Bristol Myers Squibb	14,028	1,958	35,630	3,308
Regeneron	2,913	—	5,249	—
Moderna	3,186	—	5,931	—
Total revenue	$26,384	$11,147	$74,607	$33,040

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie were co-developing a conditionally activated antibody-drug conjugate (“ADC”), CX-2029, against CD71, with the Company being responsible for preclinical and early clinical development. AbbVie was to be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. The Company has received in aggregate $100.0 million in upfront and milestone payments under the CD71 Agreement. In March 2023, the Company announced that it would evaluate the potential next steps for CX-2029 following the decision from AbbVie, to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement has been terminated and the Company re-acquired full rights to CX-2029. The Company has completed the performance obligation under the CD71 Agreement as of March 31, 2023 and recognized the related remaining deferred revenue of $4.0 million in the first quarter of 2023.

In December 2022, the research on the two discovery targets under the Discovery Agreement concluded with no plans to advance the discovery targets into clinical studies or to pursue new programs. The Discovery Agreement was also terminated and all target rights have reverted back to CytomX.

In August 2023, the Company entered into a Transition Agreement (the “Transition Agreement”) with AbbVie Global Enterprises Ltd. ("AbbVie Global", an affiliate entity of AbbVie), pursuant to which the Company regained exclusive worldwide rights to develop CX-2029. The Transition Agreement supersedes the recently terminated CD71 Agreement and grants certain intellectual property rights from AbbVie Global to enable the continued development of CX-2029 by Company for all human and nonhuman diagnostic, prophylactic, and therapeutic uses. Pursuant to the Transition Agreement, AbbVie Global is eligible to receive tiered sales royalties for CX-2029 ranging from the

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

low-to-mid single digit percentages. The Company will also pay Seattle Genetics, Inc. (“Seagen”) potential future development, regulatory, and commercial milestones, and tiered sales royalties ranging from the mid-to-high single digits percentages related to certain CX-2029 linker payload technology licensed from Seagen. In the fourth quarter of 2023, the Company decided to not to make any further substantial investments in the CX-2029 program in the near-term.

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

As of September 30, 2023 and December 31, 2022, deferred revenue related to the EGFR Products performance obligation was $13.4 million and $18.0 million, respectively. As of September 30, 2023 and December 31, 2022, deferred revenue related to the Amgen Other Products performance obligation was $0.1 million and $0.6 million, respectively.

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

Under the terms of the Astellas Agreement, the Company granted Astellas an exclusive, worldwide right to develop and commercialize Probody therapeutics for up to four collaboration targets including one initial target and three additional targets (“Additional Targets”). In addition, Astellas had the right to expand the number of Additional Targets from three up to five (the “Expansion Option”) before the third anniversary of the effective date. Furthermore, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a product against such target, the Company may elect to participate in certain development costs and share in the profits generated in the United States with respect to such product (“Cost Share Option”). The Cost Share Option, if exercised, will also provide the option for the Company to co-commercialize such product in the United States. The Company does not consider the Cost Share Option as a performance obligation at the inception of the agreement as participation is at the Company’s discretion.

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

As of September 30, 2023 and December 31, 2022, deferred revenue relating to the Astellas Agreement was $34.7 million and $44.5 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.3 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, deferred revenue relating to the BMS Agreement was $133.5 million and $169.2 million, respectively.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

As of September 30, 2023 and December 31, 2022, deferred revenue relating to the Moderna Agreement was $29.1 million and $35.0 million, respectively. The amount due from Moderna under the Moderna Agreement was $0 and $35.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, deferred revenue relating to the Regeneron Agreement was $25.9 million and $30.0 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $1.1 million and $0 million as of September 30, 2023 and December 31, 2022, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2023 and 2022:

	Balance at 12/31/2022	Additions	Revenue Recognized	Balance at 09/30/2023
	(in thousands)
Contract liabilities:
Deferred revenue	$301,326	$3,921	$(68,590)	$236,657

	Balance at 12/31/2021	Additions	Revenue Recognized	Balance at 09/30/2022
	(in thousands)
Contract liabilities:
Deferred revenue	$284,760	$3,401	$(32,701)	$255,460

The Company expects that the $236.7 million of deferred revenue related to the following contracts as of September 30, 2023 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $13.4 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2026.
•
The $0.1 million of deferred revenue related to the Amgen Other Products is expected to be recognized until 2024.
•
The $34.7 million of deferred revenue related to the Astellas Agreement, together with research and development service fees, is expected to be recognized until 2026.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

•
The $133.5 million of deferred revenue related to the BMS Agreement is expected to be recognized until 2025.
•
The $29.1 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized until 2027.
•
The $25.9 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

7. Common Stock

In July 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement that resulted in an aggregate net proceeds of approximately $29.7 million, after deducting issuance costs of approximately $0.3 million. In the private placement, CytomX issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share.

The following table summarizes the Company's outstanding warrants as of September 30, 2023:

	Pre-funded Warrants		Tranche 1 Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Warrants Outstanding	14,423,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24

The pre-funded warrants will expire in July 2043, while Tranche 1 and Tranche 2 warrants will expire in July 2025 and July 2026, respectively.

8. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the nine months ended September 30, 2023 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2022	13,289,838	$7.67
Options granted	1,779,373	2.29
Options exercised	(16,535)	1.57
Option forfeited/expired	(1,761,008)	6.23
Balance at September 30, 2023	13,291,668	$7.15

The Company recorded $0.5 million and $2.3 million of stock-based compensation expense related to the stock options for the three months ended September 30, 2023 and 2022, respectively.

The Company recorded $4.1 million and $8.0 million of stock-based compensation expense related to the stock options for the nine months ended September 30, 2023 and 2022, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the nine months ended September 30, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	1,212,884	$2.81
TRSUs awarded	643,892	2.45
TRSUs vested	(323,204)	2.37
TRSUs cancelled	(97,368)	3.41
Balance at September 30, 2023	1,436,204	$2.71

The Company recorded $0.5 million and $0.1 million of stock-based compensation expense related to the TRSUs for the three months ended September 30, 2023 and 2022, respectively.

The Company recorded $1.5 million and $0.8 million of stock-based compensation expense related to the TRSUs for the nine months ended September 30, 2023 and 2022, respectively.

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

In July 2022, the Company determined that the performance condition for 2021-Tranche 1 was met and recorded $1.0 million of stock-based compensation expense for the year ended December 31, 2022. In September 2023, the performance condition for 2021-Tranche 2 was modified and the award was vested in in September 2023. As a result, the Company recorded $0.1 million of stock-based compensation expense for 2021-Tranche 2 for the three and nine months ended September 30, 2023.

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). As of December 31, 2022, and September 30, 2023, the Company determined that it is probable that the performance conditions for 2022-Tranche 1 will be satisfied and recorded $55,000, $33,000 and $95,000 compensation cost, respectively, for those awards for the year ended December 31, 2022 and for the three and nine months ended September 30, 2023. As of December 31, 2022 and September 30, 2023, the Company determined that it is not probable that the performance conditions for 2022-Tranche 2 will be satisfied and recorded no compensation cost for those awards through September 30, 2023.

In February 2023, the Company granted 710,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.8 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through September 30, 2023.

Activities for the Company’s PSUs for the nine months ended September 30, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	383,750	$2.96
PSUs awarded	760,000	2.54
PSUs vested	(105,000)	5.34
PSUs cancelled	(48,750)	4.28
Balance at September 30, 2023	990,000	$2.32

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Research and development	$126	$931	$2,001	$5,928
General and administrative	1,100	1,764	4,005	4,627
Total stock-based compensation expense	$1,226	$2,695	$6,006	$10,555

9. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. On October 30, 2023, Magistrate Judge Burke issued a Report & Recommendation that recommended granting Company’s motion to dismiss all counts of the complaint. The case will remain stayed pending Judge Williams’ ruling on the Report & Recommendation. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of September 30, 2023.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of September 30, 2023 and December 31, 2022.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The Company is currently under examination by the state of California for the years 2017 and 2018. The examination contests the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board of approximately $2.8 million of taxes and penalties which the Company recorded as tax provision for the three and nine months ended September 30, 2023 related to state taxes and unrecognized tax benefit. The provision is recorded in other long term liabilities. Of the unrecognized tax benefits as of September 30, 2023, approximately $2.8 million would affect the Company’s effective tax rate if recognized. Penalties of $0.4 million have been accrued in the nine months ended September 30, 2023. In addition, the Company would utilize additional carryforward attributes resulting in a reduction in deferred tax assets of $5.7 million, net of federal tax benefit, with an offsetting reduction in valuation allowance. The Company plans to contest the proposed assessment. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

11. Restructuring

On July 13, 2022, the Company announced a restructuring plan to prioritize its resources on its emerging pre-clinical and early clinical pipeline as well as its existing collaboration partnerships. The restructuring plan resulted in a reduction to its workforce of approximately 40%. Restructuring costs of $2.4 million and $5.1 million were recorded in general and administrative expense and research and development expense, respectively, in the third and fourth quarters of 2022. The restructuring was complete as of September 30, 2023.

The following is a summary of accrued restructuring costs as of September 30, 2023 (in thousands):

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

	Severance and Benefits Costs	Contract Termination Cost	Stock Based Compensation	Total
Total restructuring cost recorded	$7,617	$178	$175	$7,970
Cash payment	(5,812)	—	—	(5,812)
Change in estimates	(293)	(14)	—	(307)
Non-cash charges	—	—	(175)	(175)
Balance at December 31, 2022	1,512	164	—	1,676
Cash payment	(1,457)	(50)	—	(1,507)
Change in estimates	(55)	(114)	—	(169)
Balance at September 30, 2023	$—	$—	$—	$—

12. Leases

Sublease

The Company has a lease of office and laboratory space located in South San Francisco, California for the Company’s corporate headquarters (the “2016 Lease”). The 2016 Lease has an initial term of ten years through 2026 and the Company has an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the 2016 Lease.

In March 2023, the Company entered into a sublease agreement for a portion of its existing office and laboratory space. The sublease is classified as an operating lease whereby sublease income is recognized on a straight-line basis over the sublease term that expires on September 30, 2026. For the three and nine months ended September 30, 2023, sublease income was $0.3 million and $0.6 million, respectively.

September 30, 2023
(in thousands)
Future sublease income payments
Remainder of 2023	$325
2024	1,333
2025	1,379
2026	1,067
Total sublease income payments	$4,104

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

We have utilized our multi-modality Probody platform to build a promising, broad pipeline of potential first-in-class and best-in-class therapeutics that includes molecules in clinical development including: CX-904, a conditionally activated TCB, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells and BMS-986288, a Probody version of a non-fucosylated anti-CTLA-4 antibody.

We also have a broad pre-clinical pipeline across our collaborations and internally, including two wholly-owned next-generation molecules for which the Company expects to file investigational new drug applications (“IND”) by the end of 2023. For our next generation molecules, we have selected the previously validated anti-cancer targets, the epithelial cell adhesion molecule (EpCAM) and interferon alpha-2b (IFNa2b), that have been limited in their potential due to systemic toxicities. In the molecular design of CX-2051, an ADC, and CX-801, a masked cytokine, we have incorporated our platform expertise and clinical learnings to optimize predicted therapeutic index in order to potentially broaden the clinical utility of these promising targets through tumor localized conditional activation.

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

CytomX Therapeutics, Inc.

squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, and diffuse large B-cell lymphoma (“DLBCL”). The DLBCL cohort was later deprioritized due to strategic and competitive reasons and did not enroll any patients. In January 2023, a data update for the Phase 2 expansion was disclosed which included data across all fully enrolled cohorts. The study results reflected an August 5, 2022 full data cut-off and an October 4, 2022 data snapshot for efficacy. The data demonstrated encouraging clinical activity in unselected, heavily pre-treated patients with tumors of squamous histology including a 21% objective response rate (ORR) in squamous esophageal cancer and a 10% ORR in squamous non-small cell lung cancer (sqNSCLC). The adverse event (AE) profile was consistent with Phase 1 observations with anemia (82.6%) being the most common treatment related adverse event (TRAE). Anemia was managed with transfusions, dose delays, and dose reductions. The treatment discontinuation rate due to AEs was 3.3% as a result of anemia. In March 2023, CytomX announced that it would evaluate potential next steps for CX-2029 following the decision from its collaboration partner, AbbVie, Inc., to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement has been terminated and CytomX has re-acquired full rights to CX-2029. In the fourth quarter of 2023, the Company decided to not to make any further substantial investments in the CX-2029 program in the near-term.

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

Reinforcing our leadership in the field of conditional activation, in 2022 we advanced our first T-cell engaging bispecific antibody (TCB) into the clinic. CX-904, partnered with Amgen, is a conditionally activated TCB against EGFR and CD3. In preclinical studies, CytomX’s Probody EGFRxCD3 bispecific therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 bispecifics without Probody masking. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. Patient enrollment in the Phase 1 dose escalation portion of the study continues to progress. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated. In the fourth quarter of 2023, the Company decided to initiate backfilling of certain dose escalation cohorts. The Company anticipates initial CX-904 Phase 1 dose escalation data in the first half of 2024.

Our pipeline also includes CX-2051, a wholly-owned conditionally activated ADC paired with a next-generation camptothecin payload and directed toward the epithelial cellular adhesion molecule (EpCAM). CX-2051 has been tailored to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated a wide predicted therapeutic index and strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer. We plan to submit an IND for this program by the end of 2023.

Another wholly-owned emerging product candidate is CX-801, an interferon ("IFN") alpha-2b Probody. IFNa2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNa2b that has the potential to become a unique centerpiece of combination therapy for a wide range of tumor types. An IND submission for CX-801 is planned by the end of 2023.

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

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $724.3 million and $722.9 million, respectively.

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

Impact of COVID-19

The COVID-19 pandemic previously impacted our ongoing operations, including clinical trials, however, any resulting financial impact cannot be reasonably estimated. The extent to which the COVID-19 or any other pandemic may continue to impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of such pandemic and the actions necessary to contain the disease or treat its impact, among others. We will continue to monitor the COVID-19 situation closely and operate in accordance with all relevant health and safety guidelines as they evolve in response to changing public health conditions.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as noted below, there have been no material changes to our critical accounting policies and estimates for the nine months ended September 30, 2023.

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

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different than the actual amounts incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any one period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. For example, during the three and nine months ended September 30, 2023, we recorded a $0.7 million credit upon final reconciliation of the CX-072 clinical trial and a $0.6 million credit in closing out certain activities of the CX-2009 clinical trial. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations.

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
AbbVie	$—	$2,972	$(2,972)	$3,988	$11,498	$(7,510)
Amgen	1,627	337	1,290	5,124	2,931	2,193
Astellas	4,630	5,880	(1,250)	18,685	15,303	3,382
Bristol Myers Squibb	14,028	1,958	12,070	35,630	3,308	32,322
Regeneron	2,913	—	2,913	5,249	—	5,249
Moderna	3,186	—	3,186	5,931	—	5,931
Total revenue	$26,384	$11,147	$15,237	$74,607	$33,040	$41,567

The increase in revenue of $15.2 million for the three months ended September 30, 2023 compared to the corresponding period of 2022 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing and new targets selected in 2022;
•
An increase in revenue under the Regeneron Agreement and Moderna Agreement due to new preclinical studies that commenced during the current year;
•
An increase in revenue under the Amgen Agreement primarily driven by higher percentage of completion of the CX-904 development in the current period due to an increase in projected hours-to-completion in prior year same period;
•
A decrease in revenue under the Astellas Agreement due to a higher level activity in the 2022 period leading up to the achievement of a clinical candidate milestone in January 2023.
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023.

The increase in revenue of $41.6 million for the nine months ended September 30, 2023 compared to the corresponding period of 2022 was primarily due to:

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
•
An increase in revenue under the Amgen Agreement driven by higher percentage of completion the CX-904 development in the current period due to an increase in projected hours-to-completion in prior year same period;
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023, partially offset by an increase from the remaining deferred revenue of $4.0 million that was recognized in full in the first quarter of 2023.

CytomX Therapeutics, Inc.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
Praluzatamab ravtansine, CX-2009 (CD166)	$(368)	$5,480	$(5,848)	$1,452	$14,099	$(12,647)
CX-2029 (CD71)	696	2,813	(2,117)	1,755	7,892	(6,137)
Pacmilimab, CX-072 (PD-L1)	(551)	(572)	21	(227)	464	(691)
CX-904	1,054	1,083	(29)	1,896	2,595	(699)
Other wholly owned and partnered programs	5,708	3,038	2,670	20,378	11,082	9,296
General research and development expenses	2,216	2,770	(554)	7,471	10,478	(3,007)
	8,755	14,612	(5,857)	32,725	46,610	(13,885)
Internal costs	7,693	15,755	(8,062)	25,569	45,475	(19,906)
Total research and development expenses	$16,448	$30,367	$(13,919)	$58,294	$92,085	$(33,791)

Research and development expenses decreased by $14.0 million and $33.8 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022. This was primarily due to a decrease in personnel related expenses as a result of the workforce reduction in 2022, as well as winding down of laboratory contract services and clinical study activities related to the CX-2009 and CX-2029 programs, partially offset by an increase in laboratory contract services related to IND enabling activities. During the three and nine months ended September 30, 2023, we recorded a $0.7 million credit upon final reconciliation of the CX-072 clinical trial and a $0.6 million credit in closing out certain activities of the CX-2009 clinical trial.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
General and administrative expenses	$6,813	$10,490	$(3,677)	$22,191	$32,782	$(10,591)

General and administrative expenses decreased by $3.7 million and $10.6 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022 primarily due to a decrease in personnel related expenses as a result of the workforce reduction in 2022, reduced external vendor services, and lower building rent as a result of a partial sublease of the Company’s headquarters.

Interest Income and Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Interest income	$2,699	$616	$2,083	$7,334	$946	$6,388
Other income (expense), net	(7)	30	(37)	(39)	339	(378)
Total interest and other income	$2,692	$646	$2,046	$7,295	$1,285	$6,010

CytomX Therapeutics, Inc.

Interest Income

Interest income increased by $2.0 million and $6.0 million for the three months and nine months ended September 30, 2023, compared to the corresponding periods of 2022 was primarily driven by higher interest rates in 2023.

Liquidity and Capital Expenditures

Sources of Liquidity

As of September 30, 2023, we had cash, cash equivalents and investments of $194.1 million and an accumulated deficit of $724.3 million, compared to cash, cash equivalents and investments of $193.7 million and an accumulated deficit of $722.9 million as of December 31, 2022. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In November 2022, we entered into a Collaboration and License Agreement with Regeneron Pharmaceuticals, Inc. (the “Regeneron Agreement”) to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s Probody therapeutic technology. Pursuant to the Regeneron Agreement, we collected an upfront fee of $30.0 million. In December 2022, we entered into a Collaboration and License Agreement with ModernaTX, Inc. (the “Moderna Agreement”) to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (mRNA) based conditionally activated therapies using the Company’s Probody therapeutic technology. Pursuant to the Moderna Agreement, we collected an upfront fee and prepaid research funding of $35.0 million in January 2023. In July 2023, we completed a private placement that resulted in initial gross proceeds of approximately $30.0 million.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(34,072)	$(109,395)
Net cash used in investing activities	(163,540)	(1,558)
Net cash provided by financing activities	29,986	458
Net increase (decrease) in cash and cash equivalents	$(167,626)	$(110,495)

CytomX Therapeutics, Inc.

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $34.1 million, which consisted of a net loss of $1.4 million and a net decrease of $38.0 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $5.3 million. The non-cash charges primarily consisted of $6.0 million in stock-based compensation, $2.8 million in non-cash lease expense, $1.7 million in depreciation and amortization, partially offset by $5.2 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $64.7 million in deferred revenue resulting from the continued recognition of deferred revenue from existing and new customers;
•
a decrease of $9.6 million in accounts payable, accrued and other long-term liabilities primarily due to decrease of payroll-related expenses, restructuring related expenses, and laboratory contract services; offset by
•
an increase of $33.6 million in cash flows from accounts receivable primarily related to the receipt of the $35.0 million upfront payment and prepaid research under the Moderna agreement entered into in December 2022.
•
an increase of $2.7 million in cashflows from prepaid and other current assets primarily due to a decrease in advance payments to our third party manufacturing vendors and timing of payments.

During the nine months ended September 30, 2022, cash used in operating activities was $109.4 million, which consisted of a net loss of $90.5 million and a net decrease of $33.7 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $14.9 million. The non-cash charges primarily consisted of $10.6 million in stock-based compensation, $2.5 million in non-cash lease expense and $1.8 million in depreciation and amortization.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $29.3 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $3.5 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payment; and
•
a decrease of $1.0 million in cash flows from increase in accounts receivable caused by increase in service revenue.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $163.5 million, which consisted of $313.0 million used in the purchase of short-term investments and $0.5 million of capital expenditures used to purchase property and equipment, partially offset by $150.0 million in proceeds received upon the maturity of marketable securities.

During the nine months ended September 30, 2022, cash used in investing activities was $1.6 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities consisted of $29.7 million of net proceeds from issuance of pre-funded warrants and warrants and $0.4 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the nine months ended September 30, 2022, cash provided by financing activities consisted of $ 0.5 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the nine months ended September 30, 2023, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

CytomX Therapeutics, Inc.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CytomX Therapeutics, Inc.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that our use, offers to sell, and/or sales of the Probody® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, we filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. On October 30, 2023, Magistrate Judge Burke issued a Report & Recommendation that recommended granting CytomX’s motion to dismiss all counts of the complaint. The case will remain stayed pending Judge Williams’ ruling on the Report & Recommendation. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

CytomX Therapeutics, Inc.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic Probody technology platform. Since our inception, we have devoted our resources to the development of Probody therapeutics. We have had significant operating losses since our inception. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $724.3 million and $722.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

CytomX Therapeutics, Inc.

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

As of September 30, 2023, we had cash, cash equivalents and investments of $194.1 million, including $30.0 million raised in a financing transaction in July 2023. We believe that our existing capital resources will be sufficient to fund our planned operations into the second half of 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. For example, in July 2022, we announced that we would seek a partner to further develop praluzatamab ravtansine. We have not yet obtained a partner for praluzatamab ravtansine and we may not be able to do so in the future for the development of that product candidate. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements, including, more recently, the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received in a private placement of our common stock, warrants and pre-funded warrants announced in June 2023. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, when we issue shares of common stock upon exercise of the pre-funded warrants, Tranche 1 warrants and Tranche 2 warrants (collectively, the Tranche 1 warrants and Tranche 2 warrants, the “Tranche Warrants”) issued in our June 2023 private placement, our existing stockholders will suffer dilution and such dilutive impact may be difficult to compute. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

We are very early in our development efforts, including with CX-904, currently continuing in early-stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

In May 2020, we announced that CX-2029 was generally well tolerated at doses up to 3 mg/kg with the most common TRAEs being infusion related reactions, anemia and neutropenia/leukopenia. Grade 3 or greater hematologic TRAEs, anemia and neutropenia, were dose dependent, with anemia being managed with transfusions and supportive care. In January 2023, we announced that the safety results for CX-2029 for the three ongoing expansion cohorts were consistent with previous observations, with no new safety signals identified. The most common TRAEs in 10% or more of patients (All Grade, Grade 3+) were anemia (82.6%, 76.1%), infusion related reactions (70.7%, 3.3%), neutropenia (23.9%, 17.4%), fatigue (17.4%, 1.1%), nausea (13.0%, 1.1%), and diarrhea (10.9%, 0%). There was 1 febrile neutropenia event (Grade 3) reported. In March 2023, our collaboration partner, AbbVie decided to not advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement. CytomX re-acquired full rights to CX-2029, however, in the fourth quarter of 2023, the Company decided to not to make any further substantial investments in the CX-2029 program in the near-term.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We plan to continue to develop a pipeline of product candidates using our proprietary Probody platform. We believe that product candidates (including cancer immunotherapies, conditionally activated ADCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our Probody platform is ongoing, including the research resulting from our ongoing clinical trial for CX-904.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our Probody platform. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our Probody platform and resulting product candidates.

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, Pfizer, Regeneron and others to develop certain Probody therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2023, AbbVie terminated the collaboration agreement for CX-2029 and the ongoing discovery agreement we had entered into with them in 2016. Our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. For example, in January 2023, Bristol Myers Squibb announced that it would deprioritize the Phase 2 clinical program for BMS-986249 and advance the BMS-986288 into a Phase 2 program. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement. Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

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

CytomX Therapeutics, Inc.

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

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights. Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights. Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2018, Pfizer terminated our 2013 collaboration agreement and in March 2023, AbbVie terminated our 2016 CD71 License and Collaboration Agreement, and from time to time some of our research programs have been terminated by our partners. The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, as a result of ImmunoGen’s decision to out-license the EpCAM program and our licensing of the program from them in 2019, their license for the program from us ended and we will not receive milestone or other payments from them.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies, some of which are located in foreign countries, which, in addition to having other issues, could be adversely impacted by the COVID-19 pandemic. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed at risk. Any such failure to have clinical trial material available when needed could result in a substantial delay of our clinical trials. For each of CX-904, CX-2051 and CX-801 our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, in October 2023, one of our contract manufacturers of CX-2051 experienced a production failure. Although we are taking steps to assure our long-term supply of CX-2051, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2051 or any other clinical trial drug candidates, including CX-801 and CX-904, on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, such as the CX-2051 manufacturing production failure our contract manufacturer experienced in October 2023, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as one of our manufacturers going out of business, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

CytomX Therapeutics, Inc.

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

The supply chain for the manufacturing of our product candidates is complicated and can involve many parties. This is especially the case for our clinical-stage conditionally activated ADCs. If we were to experience any supply chain issues, our product supply could be seriously disrupted. In addition, we expect the logistical challenges associated with our supply chain to grow more complex as additional product candidates commence any clinical trials.

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

It may prove more challenging than we anticipate to manufacture products that incorporate our Probody therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-904, CX-2051 and CX-801 we will need to manufacture them in large quantities. There can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-904 or any other clinical trial drug candidates, including CX-801 and CX-2051, on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates and indications. For example, in July 2022, we announced that we would not continue the development of pralauzatamab ravtansine without a partner. Additionally, in November 2023 we decided to not to make any further substantial investments in the CX-2029 program in the near-term. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

CytomX Therapeutics, Inc.

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

We believe that while our Probody platform, its associated intellectual property and our scientific and technical know-how, give us a competitive advantage in this space, competition from many sources remains. The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups. In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our Probody therapeutic technology to differentiate our Probody therapeutics from the products of our competitors. For instance, if any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development. Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

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

CytomX Therapeutics, Inc.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our chief executive officer and chairman. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. In particular, as a result of the COVID-19 pandemic, the ability of employees to engage in a remote working environment increased the competitive landscape across the country for us in seeking qualified employees. Employees are now able to consider opportunities across the country and it may be more difficult to hire employees. Furthermore, it is more difficult to engage employees in Company culture and build working rapport when they are working remotely. As a result, it may be more difficult to retain employees on a long-term basis. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry have recently increased significantly in the San Francisco Bay Area and across the country.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our

CytomX Therapeutics, Inc.

licensors or collaborators for damages arising from intellectual property infringement by us. For example, in March 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company’s use, offers to sell, and/or sales of the Probody technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. While the magistrate judge recommended to the judge in October 2023 that our motion to dismiss be approved, the judge for the litigation will have to make a ruling on the motion. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. However, there can be no assurance that a court might not rule against us in these proceedings. Even if we are successful in defending against such claim, this litigation could divert management’s attention, as well as our resources, from our business and any claims paid out of our cash reserves would harm our financial condition and operating results.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

In connection with the implementation of the necessary practices and procedures related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate before our management is required to furnish the annual report on the effectiveness of our internal control over financial reporting. Our testing, or the testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 23% of our outstanding common stock. In addition, in our July 2023 private placement, a certain holder of 5% or more of our capital stock acquired pre-funded warrants and accompanying Tranche Warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the Tranche Warrants are not included in the number of our outstanding shares of common stock. If such holder exercises their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As COVID-19 and its variants continue to spread around the globe, we will likely continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for CX-904 and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

•
delays or difficulties in enrolling patients in our clinical trials or the clinical trials of our partners;
•
delays or difficulties in clinical site initiation for CX-904 or any other clinical trials we or our partners decide to initiate, including difficulties in recruiting clinical site investigators and clinical site staff;
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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

The ongoing armed conflict between Russia and Ukraine or other international conflicts could adversely affect our business, financial condition, and results of operations.

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

CytomX Therapeutics, Inc.

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

Additionally, other armed conflicts that arise from time to time, including the current conflict between Israel and Hamas, have the potential to cause global impacts that could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

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

CytomX Therapeutics, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

CytomX Therapeutics, Inc.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.3	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Form of Pre-Funded Warrant	8-K	7/3/2023	4.1

4.4	Form of Tranche Warrant	8-K	7/3/2023	4.2

10.1††	Transition Agreement effective as of August 22, 2023 by and between CytomX Therapeutics, Inc., and AbbVie Global Enterprises Ltd.				X

31.1	Certification of Chief Executive Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: November 7, 2023	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Senior Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)