Form 10-K
period 2023-12-31
CytomX Therapeutics, Inc.
filed 2024-03-11
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $114.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2023 of $1.72 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 29, 2024, 67,721,658 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding. This number does not include 14,423,077 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of February 29, 2024 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in July 2023. See Note 12— Common Stock to the registrant’s audited financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•
our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates and therapeutics developed utilizing our PROBODY® conditionally activated platform technology;

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

•
our financial performance;

•
developments relating to our competitors, our industry, international conflict or uncertainties; and

•
the extent to which any future pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, which include ongoing site initiation and patient enrollment, manufacturing and financial condition;

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
•
We are currently conducting and will continue to conduct clinical trials and will contract with third-party manufacturers in foreign countries, including China, which could expose us to risks that could have a material adverse effect on the success of our business.
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

PART I

Item 1. Business

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company focused on developing novel, conditionally activated biologics designed to be localized to the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our PROBODY® therapeutic technology platform, we lead the field of conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development. Our vision is to transform lives with safer, more effective therapies with the goal of addressing major unmet needs in oncology.

Our proprietary, versatile, multi-modality PROBODY technology platform is designed to enable conditional activation of biologic therapeutic candidates within the tumor microenvironment while minimizing drug activity in healthy tissues and circulation. Our platform is built on a strong foundation of tumor biology expertise including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often dysregulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our PROBODY therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic drugs to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor.

We are employing our leading, conditional activation platform technology to address some of the biggest challenges in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening therapeutic window for novel T-cell engagers (“TCEs”) targeting solid tumors, and increasing the therapeutic index for immune modulators such as cytokines. We are also exploring the potential of our PROBODY platform in preclinical research in areas outside of oncology, including in our collaboration with Moderna.

We have utilized our PROBODY therapeutic platform to build a promising, broad pipeline of potential first-in-class and best-in-class clinical-stage molecules. These are CX-904, a conditionally activated, PROBODY® TCE, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells; CX-2051, an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”); and CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”). Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but have been limited in their utilization due to systemic toxicities. We have incorporated our significant platform expertise and ongoing clinical learnings to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localized conditional activation.

We also have a broad pre-clinical pipeline that spans multiple therapeutic modalities. CytomX’s total pipeline spans more than 15 programs across its partnered and internal pipeline.

Our Corporate Strategy

We are utilizing our proprietary, versatile, multi-modality PROBODY platform to create a robust pipeline of biologic therapeutics to improve the lives of people with cancer and to build a long-term, multi-product, commercial biopharmaceutical company. We aim to achieve this goal by:

•
Leveraging the multi-modality breadth of our platform to advance novel, high potential therapeutic formats into the clinic such as T-cell engagers. The field of TCEs for solid tumors has gained momentum as a strategic area of research and development but continues to remain challenged for many targets due to limited therapeutic window. We believe our PROBODY platform is well-suited to address this challenge by localizing the potent anti-tumor activity of TCEs and potentially limiting systemic toxicities. We have a broad and growing effort in the field of TCEs including active programs with our partners, Astellas, Regeneron, Bristol Myers Squibb and Amgen. Our lead program in our pipeline of TCEs is CX-904, which is partnered with Amgen in a global co-development alliance. We are conducting early development as part of the Amgen alliance and retains a portion of U.S. commercial rights. CX-904 is designed to have broad potential in EGFR positive tumors by preferentially localizing T-cells to solid tumors. In May 2022, the first patient was dosed in a Phase 1 study in patients with advanced solid tumors. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated. Backfilling of certain dose escalation cohorts has also been initiated and dose ranging continues. Initial Phase 1a data are expected in the second half of 2024. A decision to potentially expand into Phase 1b is also anticipated in 2024, which will be taken in conjunction with our partner, Amgen.
•
Advancing potentially first-in-class therapies against validated, high potential anti-cancer targets that have not yet been broadly developed as systemic therapies because of target expression in healthy tissue. CX-2051, targeting EpCAM, is a novel ADC program in this category. CX-2051 is designed to optimize the therapeutic index for EpCAM-expressing epithelial cancers, including colorectal cancer. CX-2051’s payload is a camptothecin derivative, a topoisomerase-1 inhibitor, which has a well characterized profile base on the strong clinical activity observed with other topoisomerase-1 inhibiting ADCs and is also optimized for bystander effect. The investigational new drug application (“IND”) for CX-2051 was allowed to proceed by the FDA in January of 2024 and the molecule is expected to enter Phase 1 clinical testing in the first half of 2024.
•
Unlocking high potential immunotherapeutics that have been previously limited in their systemic use due to toxicities. To this end, we have advanced CX-801, a masked interferon alpha-2b program, towards the clinic. Interferon alpha-2b is a validated previously approved immunotherapeutic that has demonstrated clinical activity in multiple cancer types, including in combination with checkpoint inhibitors. Despite the potential and previous validation, previous IFNα2b-based systemic therapies have been limited in their utilization due to systemic toxicities. CX-801 is an investigational, dually masked, conditionally activated version of IFNα2b that is designed to be preferentially active in the tumor microenvironment. The IND for CX-801 was allowed to proceed by the FDA in January of 2024 and the molecule is expected to enter Phase 1 clinical testing in the first half of 2024.
•
Partnering with leading global biopharmaceutical companies to access capital, additional resources and expertise, as well as increase the number of PROBODY therapeutic candidates being advanced into clinical studies. We currently have several strategic alliances with major multinational drug companies, including Amgen, Inc. (“Amgen”), Bristol Myers Squibb, Astellas Pharma Inc. (“Astellas”), Regeneron Pharmaceuticals Inc. (“Regeneron”), and ModernaTX, Inc., a wholly owned subsidiary of Moderna, Inc (“Moderna”).
•
Fostering a unique, patient-focused culture centered around our Company vision of transforming lives with safer, more effective therapies and executing with focus towards our mission to urgently advance our pipeline of PROBODY therapeutics.

Our Pipeline of Conditionally Activated, Localized Product Candidates

We are leveraging our multi-modality PROBODY platform across to build a robust pipeline of potential therapies that are designed to address high unmet needs. CytomX’s pipeline spans pre-clinical and clinical programs and includes a range of therapeutic formats including T-cell engagers, immunotherapies, antibody drug conjugates, and, most recently, mRNA. The table below depicts the current status of our clinical-stage, conditionally activated product candidates, including both collaboration and wholly owned programs and potential milestones in 2024. Our current lead clinical programs focus on validated targets, for which substantial potential remains if they can be improved by widening the therapeutic index. By employing tailored masking strategies and choosing an optimal effector function (e.g. ADC, TCE), each program has been designed to optimize therapeutic window in order to address large unmet needs in oncology.

CytomX Pipeline of Clinical Stage PROBODY Therapeutics and 2024 Potential Milestones

as of March 2024

*Licensed from ImmunoGen (acquired by AbbVie in 2024)

CX-904, A Conditionally Activated PROBODY TCE Targeting EGFR and CD3

We have extended our PROBODY platform to the new and promising modality of TCEs. Conventional TCEs are a highly potent therapeutic modality designed to direct the activity of cytotoxic T cells to tumors. TCEs such as the BiTE® molecule, Blincyto®, a CD19-directed TCE commercialized by Amgen, have shown clinical activity in hematologic malignancies, but development of TCEs for solid tumor indications has been challenging. Due to their high potency, TCEs can target normal tissues with low antigen expression, which may result in significant toxicity. We believe these toxicity challenges could be addressed using our PROBODY platform by localizing the activity of TCEs to the tumor microenvironment thereby increasing the therapeutic index for TCEs in solid tumors.

Our most advanced program in this modality is CX-904, a conditionally activated epidermal growth factor receptor-CD3 (“EGFRxCD3”) TCE, which we partnered with Amgen. The strategy for CX-904 is to utilize EGFR expression as an "address" to localize T-cells to solid tumors. EGFR is a broadly expressed, highly validated antibody target with multiple approved therapies on the market. CX-904 is a bispecific antibody targeting EGFR and CD3 and is masked on both binding domains to potentially mediate both EGFR and CD3 related toxicities. CX-904 has been optimized in preclinical studies and we believe may result in a novel approach to address the large number of EGFR positive solid tumors.

In preclinical studies, our PROBODY EGFRxCD3 TCE therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 TCEs without PROBODY masking. In May 2022, the first patient was dosed in a Phase 1 study in patients with advanced solid tumors. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated. Backfilling of certain dose escalation cohorts has also been initiated and dose ranging continues. Initial Phase 1a data are expected in the second half of 2024. A decision to potentially expand into Phase 1b is also anticipated in 2024, which will be taken in conjunction with our partner, Amgen, with whom we entered into a global collaboration in 2017.

CX-2051, A Conditionally Activated PROBODY ADC Targeting EpCAM

The field of ADCs has made tremendous progress in recent years in hematologic and increasingly, in solid tumors. ADCs are making a difference for patients across a wide range of tumors and continue to move earlier in the treatment paradigm across certain malignancies. The success of the field has driven increased interest in this modality including the need to identify novel ADC targets as well as optimized linker payloads.

EpCAM is a strategic pan-tumor target with high potential across many tumor types. EpCAM has been clinically validated with locally administered, approved cancer therapies. However, efforts to generate systemic anti-EpCAM therapeutics have, to date, not been successful due to toxicities in epithelial tissues. CX-2051, a conditionally activated ADC, is designed to optimize the therapeutic index for EpCAM-expressing epithelial cancers, including colorectal cancer. CX-2051’s payload is a camptothecin derivative, a topoisomerase-1 inhibitor, which has a well characterized profile base on the strong clinical activity observed with other topoisomerase-1 inhibiting ADCs and is also optimized for bystander effect .

Preclinically, CX-2051 has demonstrated a wide predicted therapeutic index, as well as strong activity and tolerability in multiple preclinical models, including in colorectal cancer. In preclinical safety studies in cynomolgus monkeys, CX-2051 was tolerated at doses at least six times higher than an unmasked EpCAM ADC. Based on the wide predicted therapeutic index, we believe CX-2051 has the potential to address a broad range of EpCAM expressing solid tumors and make a significant difference for patients. The preclinical results for CX-2051 were presented at the World ADC Conference in 2023.

The IND for CX-2051 was allowed to proceed by the FDA in January 2024 and we expect Phase 1 clinical initiation in EpCAM expressing solid tumors, including CRC, in the first half of 2024. The Phase 1 dose escalation design will follow a Bayesian Optimal Interval ("BOIN") design and intended to evaluate clinical proof of concept and potentially move into dose expansion studies in 2025.

CX-801, A Conditionally Activated PROBODY Cytokine, Interferon alpha-2b (IFNα2b)

With the emergence and impact of checkpoint inhibitors, many patients have benefited from immunotherapy treatment yet significant unmet need remains in patients who either do not respond to immunotherapies or who need additional treatments upon recurrence of their disease. We believe IFNα2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. Based on the novel properties of IFNα2b, it has a dual mechanism of action, in that it is designed to directly kill cancer cells while also increasing antigen presenting cells.

Interferon alpha-2b is also a validated previously approved immunotherapeutic that has demonstrated clinical activity in multiple cancer types, including in combination with checkpoint inhibitors. Additionally, Adstiladrin® , a gene therapy encoding interferon alpha-2b locally for BCG-unresponsive non-muscle invasive bladder cancer ("NMIBC"), was approved in 2022 and achieved a 51 percent complete response rate in a clinical study.

Despite the potential and previous validation, previous IFNα2b-based systemic therapies have been limited in their utilization due to systemic toxicities. CX-801 is an investigational, dually masked, conditionally activated version of IFNα2b that is designed to be preferentially active in the tumor microenvironment. Preclinically, we optimized the predicted therapeutic index by tightly masking the molecule using both a peptide mask to block binding to the receptor in the periphery and an Fc steric mask, both of which are unmasked by protease activity in the tumor tissue. In preclinical studies, CX-801 was tolerated at doses more than 100-fold higher than unmasked IFNα2b. PROBODY IFNα2b also showed synergistic effects with checkpoint inhibitors in preclinical models and the ability to inflame the tumor microenvironment. The preclinical profile of CX-801 was presented at SITC 2023.

The IND for CX-801 was allowed to proceed by the FDA in January 2024 and initiation of Phase 1 dose escalation in solid tumors including melanoma, renal, and head and neck squamous cell carcinoma is expected in the first half of 2024. In Phase 1 dose escalation, we will use a BOIN design to evaluate safety and signs of clinical activity for CX-801 and progress into combinations, where we believe CX-801 has the potential to be cornerstone of therapy, if approved, including in combination with checkpoint inhibitors.

CX-2029: A Conditionally Activated ADC Targeting CD71, The Transferrin Receptor

CX-2029 was originally developed in a global co-development collaboration with AbbVie. This program is intended to open a therapeutic index for successful targeting of CD71, also known as the transferrin receptor 1 (“TfR1”). CD71 is a cell surface protein essential for iron uptake in dividing cells and is highly expressed in a number of solid and hematologic cancers. However, given its central role in iron metabolism, CD71 is present on most healthy cells and is thought to be an undruggable target with conventional ADCs. CX-2029 is conjugated with the tubulin inhibitor, monomethyl auristatin E (“MMAE”), as the payload.

Having demonstrated favorable tolerability results and encouraging anti-tumor activity in Phase 1 studies, CX-2029 entered into a four-cohort Phase 2 expansion study initially designed to enroll twenty-five efficacy evaluable patients per cohort in the following malignancies: squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, and diffuse large B-cell lymphoma (“DLBCL”). The DLBCL cohort was later deprioritized due to strategic and competitive reasons and did not enroll any patients. In January 2023, a data update for the Phase 2 expansion was disclosed which included data across all fully enrolled cohorts. The study results reflected an August 5, 2022 full data cut-off and an October 4, 2022 data snapshot for efficacy. The data demonstrated encouraging clinical activity in unselected, heavily pre-treated patients with tumors of squamous histology, including a 21% objective response rate (ORR) in squamous esophageal cancer and a 10% ORR in squamous non-small cell lung cancer (sqNSCLC). The adverse event (AE) profile was consistent with Phase 1 observations with anemia (82.6%) being the most common treatment related adverse event (TRAE), including 76.1% Grade 3 TRAEs. Anemia was managed with transfusions, dose delays, and dose reductions. The treatment discontinuation rate due to AEs was 3.3% as a result of anemia. In March 2023, AbbVie notified CytomX that it decided not to advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement.

CytomX re-acquired full rights to CX-2029 and the CD71 target but does not currently have plans to make further significant investments in the solid tumor CX-2029 program in the near-term. However, given the high potential of the CD71 target and previous clinical validation and learnings from the CX-2029 development program, including the observation of confirmed anti-tumor responses in squamous esophageal cancer, the Company continues to explore next-generation CD71 strategies.

Next Generation CTLA-4 Therapies (BMS-986288)

BMS-986288 is a PROBODY version of non-fucosylated ipilimumab. The non-fucosylated Fc region of BMS-986288 enhances antigen-presenting cell-mediated T-cell priming and regulatory T-cell (Treg) modulation and is therefore intended to confer increased potency compared to fucosylated ipilimumab. Bristol Myers Squibb was evaluating the safety and efficacy of BMS-986288 alone and in combination with nivolumab in a Phase 1/2 study in patients with certain advanced solid tumors. In February 2023, BMS advanced BMS-986288 to Phase 2 and prioritized the molecule as its lead next-generation CTLA-4 program over its non-fucosylated CTLA-4 antibody ("BMS-986218") and the PROBODY version of ipilumamab ("BMS-986249"). The Phase 2 study for BMS-986288 included proof-of-concept studies in NSCLC and MSS CRC.

Following a corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX on March 6th, 2024, that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its work on the CTLA-4 target under the collaboration.

Bristol Myers Squibb’s first generation PROBODY CTLA-4, BMS-986249, was a masked version of ipilumamab, which was advanced into a Phase 2 clinical trial. The Phase 1 clinical data for BMS-986249 were presented by Bristol Myers Squibb at the European Society for Medical Oncology congress in 2022. The data demonstrated that the PROBODY platform, including that BMS-986249 could be dosed alone and in combination with nivolumab at doses that were higher than the FDA approved doses of ipilumamab alone or in combination with nivolumab. Additionally, the tumor pharmokinetic data indicated that BMS-986249 was unmasked in a dose-dependent manner across multiple tumor types. Bristol Myers Squibb also indicated that BMS-986249 was generally well tolerated with no unexpected or new safety signals in the Phase 1 results and both BMS-986249 monotherapy and BMS-986249 in combination with nivolumab showed promising preliminary activity.

CytomX Platform and Pipeline Breadth Including Partnered Pipeline

We continue to innovate and improve our platform technology and extend the reach of our science through partnering and internal development of our wholly-owned pipeline. Our sustained efforts in research have resulted in an industry-leading level of breadth and depth with conditional activation and a wide range of therapeutic conditionally activated modalities including ADCs cytokines and mRNAs. Over more than ten years, we have gained substantial experience and learnings from the preclinical and clinical work conducted on our earlier programs. We have taken these lessons and applied them to advancing our current pipeline programs. Our total partnered and wholly owned pipeline includes more than 15 active programs, including multiple programs across each collaboration. Our current generation of pipeline molecules integrate learnings in how to best utilize our technology and optimize the design of product candidates to enhance probability of success.

CytomX Pipeline of Clinical and Pre-Clinical Molecules Including All Partnered Programs as of March 2024

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

Our PROBODY Platform

Localization of therapeutic activity of potent biologics within disease tissue is of increasing interest in the biopharmaceutical industry due to the desire to maximize the activity of biologics while reducing their toxicities. We call our approach to therapeutic localization of biologics our PROBODY therapeutic platform. A PROBODY therapeutic candidate consists of three components: an active anti-cancer biologic, a mask for the biologic, and a protease-cleavable linker which connects the mask to the biologic. The mask is a peptide designed to disguise the active binding site of the biologic to prevent it from binding to the target present on healthy tissue. PROBODY therapeutic candidates are produced as a single protein through biologic production technologies. The Company has had sustained research efforts and continuous innovation around the PROBODY Platform and has invested significant resources to develop the technology. As of January 2024, our fully- and co-owned patent portfolio contains at least 250 granted patents and at least 400 pending patent applications. The following graphic depicts the three components of a PROBODY therapeutic candidate:

Depiction of the structure of a PROBODY therapeutic candidate and a protease interacting with the PROBODY candidate to cleave the linker and activate the molecule

When a PROBODY therapeutic candidate enters a tumor, it encounters proteases, which are enzymes that cleave proteins and have increased activity in the tumor microenvironment. The proteases in the tumor cleave the linker, releasing the mask and allowing the biologic to bind to the target on the tumor. The following graphic depicts the way a PROBODY therapeutic candidate is designed to be activated by proteases:

Depiction of how a PROBODY therapeutic is designed to enter the tumor microenvironment (left), be activated by protease cleavage to remove the mask (middle), thereby enabling the released biologic to bind to the tumor target (right)

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by multiple mechanisms, with only small amounts of extracellular protease activity being detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. PROBODY therapeutics are designed to be activated in this protease-rich tumor microenvironment, but not in healthy tissue where proteases are under tight control. Consequently, we believe that toxicities that arise from the binding of a biologic therapeutic to a target in healthy tissues can be reduced, while biological activity against the tumor where it is desired can be preserved. We and our partners have demonstrated the potential of our PROBODY platform across multiple modalities, including ADCs, cancer immunotherapy, TCEs, and cytokines.

We believe that our multi-modality PROBODY therapeutic platform provides the following key advantages:

•
A novel biologic therapeutic class enabled by our proprietary platform. By pioneering a novel class of conditionally activated, localized biologic candidates, we are a leader in the field and have established conditional activation as a strategic area of biologics research and development. Our technology platform is supported by more than a decade of research and a strong intellectual property portfolio. More than 500 patients with diverse tumor types have been treated with our PROBODY therapeutic candidates in multiple clinical studies, providing clinical proof of concept and a deep knowledge base for translational advancement and optimization of our drug candidates and platform.
•
A broad multi-modality technology for improvement of therapeutic index. By engineering our therapeutics to selectively activate in the tumor microenvironment, our PROBODY product candidates have the potential to improve safety and tolerability. We are applying our technology to some of the biggest challenges in oncology biologics research and development today. Namely, the validation of potential new targets for ADCs, opening solid tumor opportunities for TCEs, and increasing the therapeutic index for immunotherapies such as cytokines and CPIs.
•
Ability to combine more effectively with other therapies. We believe the therapeutic index and tumor specificity of our drug candidates have the potential to reduce the dose-limiting toxicities observed in combination therapies and thus enable new combinations with other cancer therapies that are difficult or impossible to use.
•
Molecular tunability and applicability across many targets. Our proprietary masking technologies, leveraging affinity-based and steric approaches and broad protease substrate libraries, allow for unique customization of large drug candidate pools from which high potential clinical candidates are selected. Our technology has the potential to address many different molecular targets expressed by a wide range of tumor types, including targets that are difficult to address due to their widespread expression on healthy cells. EpCAM is an example of such a target, for which we have developed CX-2051, a conditionally activated PROBODY ADC.
•
Deep knowledge of the tumor protease microenvironment. Our extensive protease biology expertise, driven by state-of-the-art experimental and computational methods, allows us to employ multiple approaches to generate novel targeted, multi-selective, and potentially indication-tailored protease-cleavable substrates.

Our Collaborations

We believe that the PROBODY platform has broad applicability across many cancer types, biological targets and antibody modalities. We have leveraged strategic partnering to (a) extend the reach of our technology, and (b) bring in significant non-dilutive capital into the Company. Since 2013, we have entered into several collaborations, including with Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, and Regeneron to enable development of certain PROBODY therapeutics. In constructing each of these collaborations, our primary objectives are to collaborate with leading biopharmaceutical players to realize the potential of PROBODY therapeutics, gain meaningful near-term funding or access technology to enable the advancement of our wholly owned PROBODY therapeutics pipeline, and broaden the number of PROBODY therapeutics that ultimately reach the clinic.

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

Under the CD71 Agreement, we received an upfront payment of $20.0 million in April 2016, and a milestone payment of $40.0 million in May 2020 for completion of the dose-escalation phase of the ongoing Phase 1/2 study. In March 2023, AbbVie notified us that it would not advance CX-2029 into additional clinical studies and terminated the CD71 Agreement. CytomX re-acquired full rights to CX-2029 and in the fourth quarter of 2023, the Company decided not to make any further significant investments in the CX-2029 solid tumor program in the near-term.

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

As of December 31, 2022, research on the two discovery targets concluded and in March 2023, AbbVie terminated the Discovery Agreement.

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

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. We and Amgen will collaborate in the research and development of conditionally activated T-cell engaging bispecifics therapies directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by us, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, we are eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties.

We had the option to select from programs specified in the Amgen Agreement, an existing pre-clinical stage T-cell Engager product from the Amgen pre-clinical pipeline. In March 2018, CytomX selected the program and this program is currently in preclinical development. We will be responsible, at our expense, for converting this program to a conditionally activated T-cell Engager product, and thereafter, be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

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

In January 2023, Astellas nominated the first clinical candidate under the collaboration which resulted in a $5.0 million milestone payment to CytomX.

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

In March 2017, we and Bristol Myers Squibb entered into Amendment Number 1 to Extend the BMS Agreement (“Amendment 1”). Amendment 1 granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize PROBODY therapeutics for up to six additional oncology targets and two non-oncology targets. Under the terms of Amendment 1, we continued to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against targets selected by Bristol Myers Squibb. Pursuant to Amendment 1, we received an upfront payment of $200.0 million and were eligible to receive contingent payments for development, regulatory and sales milestones. We were also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales.

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

In February 2021, we and Bristol Myers Squibb entered into Amendment Number 2 to amend the BMS Agreement (“Amendment 2”), as amended by Amendment 1. Pursuant to Amendment 2, the available targets under Amendment 1 were reduced to five oncology targets. Under the terms of Amendment 2, the period for target selection was extended and in 2022, all remaining targets were selected. We will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against targets selected by Bristol Myers Squibb over the estimated research period, which is projected to end in April

2025. Pursuant to Amendment 2, we are eligible to receive contingent payments for development, regulatory and sales milestones. We are also entitled to tiered mid-single- to low double-digit percentage of royalties from potential future sales.

In October 2022, the Company and Bristol Myers Squibb amended the BMS Agreement and entered into Amendment Number 3 (“Amendment 3”), as previously amended by Amendment 1 and Amendment 2, to clarify the rights and restrictions of certain new proprietary antibodies that the parties exchanged. There were no substantive changes to each party's performance obligations. As of December 31, 2023, the Company was eligible for up to approximately $2.1 billion in contingent payments for development, regulatory and sales milestones based on the ongoing collaboration projects, including the CTLA-4 program, with Bristol Myers Squibb.

On March 6, 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its work on the CTLA-4 target under the collaboration. As of March 6, 2024, CytomX is eligible to receive approximately $1.8 billion in contingent payments for development, regulatory and sales milestones for the ongoing collaboration programs.

ImmunoGen, Inc. (acquired by AbbVie in 2024)

In January 2014, CytomX and ImmunoGen entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provides us with the right to use ImmunoGen’s ADC technology in combination with our PROBODY therapeutic technology to create a conditionally activated ADC directed at one specified target under a research license, and to subsequently obtain an exclusive, worldwide development and commercialization license to use ImmunoGen’s ADC technology to develop and commercialize such conditionally activated ADCs. Under the agreement, we provided ImmunoGen with the rights to our PROBODY therapeutic technology to create conditionally activated ADCs directed at two targets under the research license and to subsequently obtain exclusive, worldwide development and commercialization licenses to develop and commercialize such conditionally activated ADCs. In February 2016, we exercised our option to obtain a development and commercialization license for praluzatamab ravtansine (CX-2009) (the “CX-2009 License”). In December 2017, ImmunoGen exercised an option to obtain a development and commercialization license pursuant to the ImmunoGen Research Agreement (the “ImmunoGen 2017 License”) for a target, EpCAM. At the end of 2019, as a result of a strategic restructuring by ImmunoGen and its decision to out-license certain programs, we obtained a worldwide, exclusive, sublicensable license to the EpCAM conditionally activated ADC program from ImmunoGen (the “ImmunoGen 2019 License”) and the ImmunoGen 2017 license ended.

Under the ImmunoGen 2019 License, we gained worldwide development and commercialization rights to the EpCAM conditionally activated ADC program and, in return, we made an upfront payment of $7.5 million, and we will pay up to $35.0 million in certain clinical development milestones and up to $320.0 million in regulatory approval and commercial milestones payments, if achieved. Immunogen is also entitled to royalties on product sales ranging from the mid-to-high single digits percentages.

Moderna, Inc.

In December 2022, the “Company entered into a Collaboration and License Agreement (the “Moderna Agreement”) with Moderna, pursuant to which the Company and Moderna will collaborate on the creation of mRNA-based conditionally-activated investigational therapies utilizing the Company's PROBODY® therapeutic platform and Moderna’s mRNA and lipid nanoparticle technologies. The collaboration will leverage core scientific advances at Moderna and the Company to open up the strategy of encoding potent, masked biologics through mRNA technologies, for the potential treatment of oncology and non-oncology conditions. The Company and Moderna will collaborate on a specified number of preclinical research and discovery programs (“Moderna Collaboration Programs”) within a specified period under the Collaboration and License Agreement.

Under the Moderna Agreement, the Company granted Moderna an exclusive, worldwide, royalty-bearing license under certain Company intellectual property to develop, manufacture, commercialize and otherwise exploit certain products (“Moderna Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses, subject to certain exceptions with respect to Licensed Products within certain Collaboration Programs.

Under the terms of the Moderna Agreement, Moderna made an upfront payment to the Company of $35 million, including $5 million of pre-paid research funding. CytomX will continue to receive research funding and the Company will be eligible to receive future development, regulatory and commercial milestone payments of up to $1.2 billion for all Moderna Licensed Products in total under the Moderna Agreement. Moderna will pay the Company tiered royalties on global net sales of Moderna Licensed Products from high single digit to low-teen percentages, subject to certain reductions. Moderna's royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Licensed Product is no longer covered by certain patent rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Moderna Licensed Product in such country.

The Moderna Agreement also provides Moderna with a one-time option to participate in a future equity financing by the Company subject to certain terms, conditions and regulatory requirements.

Regeneron Pharmaceuticals, Inc.

The Company and Regeneron entered into a Collaboration and License Agreement (the “Regeneron Agreement”) in November 2022, to collaborate on the creation of conditionally activated investigational bispecific cancer therapies utilizing the Company’s PROBODY® therapeutic platform and Regeneron’s Veloci-Bi® bispecific antibody development platform. The Company and Regeneron will collaborate on preclinical research and discovery activities for initially agreed upon collaboration programs (“Regeneron Collaboration Programs”) with an option to include additional Collaboration Programs (“Additional Collaboration Program Option”).

Under the Regeneron Agreement, the Company granted Regeneron an exclusive, worldwide, royalty-bearing license under certain Company intellectual property to develop, manufacture, commercialize and otherwise exploit licensed products (“Regeneron Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses in oncology.

Regeneron is responsible for funding the cost of preclinical research and discovery activities of both parties for all Regeneron Licensed Products and for funding the cost of development, manufacture and commercialization of all Regeneron Licensed Products worldwide. Pursuant to the Regeneron Agreement, Regeneron made an upfront payment of $30.0 million to the Company. Upon the achievement of certain development and regulatory milestones and commercial milestones, the Company is eligible to receive milestone payments of up to approximately $0.8 billion for the initial Regeneron Collaboration Programs. In addition, the Company will receive research and development funding for the work related to the collaboration. If Regeneron exercises its Additional Collaboration Program Options, the Company would be eligible to receive additional upfront payments, development and regulatory milestones payments, and commercial milestone payments of up to approximately $1.2 billion in aggregate for the additional Regeneron Collaboration Programs, which amount is exclusive of the $0.8 billion for the initial Regeneron Collaboration Programs. The Company is also entitled to tiered royalties from high-single digit to low-teen percentage royalties from potential future sales, subject to certain reductions. Regeneron's royalty obligations continue with respect to each country and each Regeneron Licensed Product until the later of (i) the date on which such Regeneron Licensed Product is no longer covered by certain patent rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Regeneron Licensed Product in such country.

Manufacturing

Our PROBODY therapeutic candidates are designed to be produced as fully recombinant biologic prodrugs. Our PROBODY therapeutic candidates are also designed to maintain the manufacturability benefits of biologics such as antibodies and leverage manufacturing process technologies used for biologics production in the industry. We conduct cell line development and process development both in-house and in collaboration with contract development and manufacturing organizations (“CMO”). CMOs are responsible for manufacturing of drug substance and clinical drug product materials.

To date, we have generally been able to successfully manufacture our investigational product candidates including for CX-904, for our ongoing early-stage clinical trials with contract manufacturers. Our partner, Bristol Myers Squibb, has also been successful in independently manufacturing drug product for BMS-986249 and BMS-986288. However, the supply chain for the manufacturing of each of our product candidates is complicated and can involve many parties, including for CX-904, CX-2051 and CX-801. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed and could result in substantial delay of our clinical trials. For example, beginning in October 2023, one of our contract manufacturers for CX-2051 experienced production failures. Although we are taking steps to manage our long-term supply of CX-2051, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2051 or any other clinical trial drug candidates, including CX-801 and CX-904, on our planned timeline or at all. We do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

We are obligated to pay to UCSB royalties on net sales of licensed products in the low single digit percentages, subject to annual minimum amounts as well as certain reductions. We are required to make milestone payments to UCSB on the accomplishment of certain milestones totaling up to $1.1 million for each of the first two indications for each licensed product consisting of a molecule or compound covered by the licensed patent rights. We were also obligated to make a payment to UCSB upon the first occurrence of an IPO or change of control. If the Company sublicenses its rights under the UCSB Agreement, it must pay UCSB a percentage of our total sublicense revenues ranging from the mid-single to mid-teen percentages, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by the Company and other permitted deductions.

License from ImmunoGen

Under the ImmunoGen 2019 License, we gained rights to the EpCAM conditionally activated ADC program and, in return, we made an upfront payment of $7.5 million, and we will pay up to $35.0 million in certain clinical development milestones, and up to $320.0 million in regulatory approval and commercialization milestone payments, if achieved. Immunogen is also entitled to royalties on any product sales ranging from the mid-to-high single digits percentages.

Competition

CytomX is pioneering a new potential class of potent, anti-cancer biologic therapeutics – the PROBODY conditionally activated therapeutic platform. The biotechnology and biopharmaceutical industries, including the ADC and immuno-oncology subsectors, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary PROBODY platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing biopharmaceutical products, particularly with respect to ADC, TCE and immuno-oncology therapeutics, where competition is intense and rapidly evolving. These competitors generally fall within the following categories:

Masking and conditional activation: Several companies, including AbbVie, Adagene, Amgen, BioAtla, Halozyme Therapeutics, Harpoon Therapeutics, Roche, Sanofi, Takeda Pharmaceutical, Werewolf Therapeutics, Janux Therapeutics and Xilio Therapeutics are exploring, researching or developing antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform.

Antibody-drug conjugates: Several large pharmaceutical companies, such as AbbVie, Daiichi Sankyo, Gilead Sciences, Pfizer, Roche, Merck and Takeda Pharmaceutical are researching, developing, and in some cases, commercializing ADCs. In addition, numerous smaller companies have ongoing efforts in the space.

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

T-cell engaging therapies: Several large pharmaceutics companies, such as Amgen, Novartis, and Roche, have on-going efforts in the field of T-cell engagers. In addition, several mid-sized biotech companies such as MacroGenics and Xencor, as well as numerous smaller companies, including Janux Therapeutics, have ongoing efforts in TCEs.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our PROBODY therapeutic technology, platform and product candidates. As of January 2024, our patent portfolio contains at least 250 granted patents (some of which are co-owned with a third party) and at least 400 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering PROBODY technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

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
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the product candidate’s continued safety, purity and potency, and of potential inspections of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the BLA to permit commercial marketing of the product for its particular labeled uses in the United States.

Preclinical and Clinical Studies

Once a biologic product candidate is identified for development, it enters the preclinical, or nonclinical, testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time while an IND is active and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB for each site proposing to conduct each clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completion. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, generally known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Submission of a BLA to the FDA

The results of product development, including results from nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act (“PDUFA”) as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for marketed products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the application seeks an indication covered by an Orphan Drug Designation, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

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

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place a resubmitted application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

If use of companion diagnostic is essential to safe and effective use of a biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the biologic product. According to FDA guidance, for novel product candidates such as drugs and therapeutic biologics, a companion diagnostic device and its corresponding product candidate should be approved or cleared contemporaneously by FDA for the use indicated in the product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a product candidate generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. Even where a diagnostic is not considered a significant risk device, the sponsor must still follow abbreviated IDE regulations in connection with its use. According to FDA guidance, if a diagnostic device and a drug or biologic product candidate are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. Depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic product. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”) which currently represents FDA’s GMP requirements for medical devices, and imposes elaborate testing, control, documentation and other quality assurance requirements.

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

A product candidate may be eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the application may be eligible for Priority Review. A BLA for a Fast Track product candidate may also be eligible for Rolling Review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

After a BLA is submitted for a product candidate, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, the BLA may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as Priority Review. A BLA is eligible for Priority Review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared available products. Priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, compared to ten months under standard review.

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive Accelerated Approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of Accelerated Approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory trials be underway prior to granting accelerated approval. Products receiving Accelerated Approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for Accelerated Approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The FDA’s issuance of a written request does not obligate the sponsor to conduct the requested study.

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

The Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is determined to be safe, pure and potent. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non- Compliance letter and sponsor’s responses.

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

Human Capital

As of December 31, 2023, we had 120 full-time employees and 2 part-time employees. Of these employees, 88 were primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Our research and development expenses were $77.7 million and $111.6 million for the years ended December 31, 2023 and 2022, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of December 31, 2023 and 2022, we had an accumulated deficit of $723.4 million and $722.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. However, financial market conditions, including the public equity markets, and government regulation, including the Inflation Reduction Act of 2022, signed into law by President Biden in August 2022, have made it difficult for biotechnology companies to raise additional funds and may continue to do so. We cannot predict when or if market conditions will change.

As of December 31, 2023, we had cash, cash equivalents and investments of $174.5 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second half of 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. For example, in November 2023, we announced that we would not direct significant further investment in the development of CX-2029 in the near-term. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements, including, more recently, the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received in a private placement of our common stock, warrants and pre-funded warrants in July 2023. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, when we issue shares of common stock upon exercise of the pre-funded warrants, Tranche 1 warrants and Tranche 2 warrants (collectively, the Tranche 1 warrants and Tranche 2 warrants, the “Tranche Warrants”) issued in our July 2023 private placement, our existing stockholders will suffer dilution and such dilutive impact may be difficult to compute. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partner’s product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of initial clinical trials for future programs is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for our product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin Phase 1 clinical trials, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process.

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
•
obtaining regulatory authority clearance to commence a clinical trial;
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

We are very early in our development efforts, including with CX-904 currently continuing in early-stage clinical development. We have submitted INDs for CX-2051 and CX-801, and are in the process of initiating Phase 1 clinical trials for each product candidate. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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
•
delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals or allowances from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
•
delays or difficulties in the manufacturing of our product candidates
•
unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
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

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues or receive royalties from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Furthermore, if one or more of our product candidates or our PROBODY therapeutic technology generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. For example, in March 2023, AbbVie announced that it would not advance CX-2029 into additional clinical trials and terminated our 2016 CD71 License and Collaboration Agreement for CX-2029. In November 2023, we announced that we would not direct significant further investment in the development of CX-2029 in the near-term. Any similar occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates, including CX-904, CX-2051 and CX-801. There can be no assurance that unexpected adverse events will not occur in our ongoing trials or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

In May 2020, we announced that CX-2029 was generally well tolerated at doses up to 3 mg/kg with the most common TRAEs being infusion related reactions, anemia and neutropenia/leukopenia. Grade 3 or greater hematologic TRAEs, anemia and neutropenia, were dose dependent, with anemia being managed with transfusions and supportive care. In January 2023, we announced that the safety results for CX-2029 for the three ongoing expansion cohorts were consistent with previous observations, with no new safety signals identified. The most common TRAEs in 10% or more of patients (All Grade, Grade 3+) were anemia (82.6%, 76.1%), infusion related reactions (70.7%, 3.3%), neutropenia (23.9%, 17.4%), fatigue (17.4%, 1.1%), nausea (13.0%, 1.1%), and diarrhea (10.9%, 0%). There was 1 febrile neutropenia event (Grade 3) reported. In March 2023, our collaboration partner, AbbVie decided to not advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement. CytomX re-acquired full rights to CX-2029, however, in the fourth quarter of 2023, the Company decided to not to make any further significant investments in the solid tumor CX-2029 program in the near-term, but continues to have a strategic interest in the CD71 target, including next-generation approaches..

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2022 we initiated a first-in-human

Phase 1 clinical trial with CX-904 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable dose for CX-904 and similar risks will exist upon the initiation of clinical studies for CX-2051 and CX-801.

Additionally, the Phase 2 clinical trial of BMS-986249 being conducted by Bristol Myers Squibb includes, and the Phase 2 clinical trial of BMS-986288, may include the administration of the product candidate at relatively high dosage levels, which could further exacerbate such risks. Any ongoing or future clinical trials of our product candidates, including those for CX-904, CX-2029, CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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
•
we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients, or to conduct post-marketing studies;
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

•
the severity of the disease or condition under investigation;
•
the eligibility criteria for the clinical trial;
•
the design of the clinical trial;
•
the availability of an appropriate genomic screening test;
•
the perceived risks and benefits of the product candidate under study;
•
availability and efficacy of approved therapies for the disease or condition under investigation;
•
the efforts to facilitate timely enrollment in clinical trials;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
the risk that patients enrolled in clinical trials will drop out of a trial; and
•
the proximity and availability of clinical trial sites for prospective patients.

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There can be no assurance that new or further trials with our current or future drug candidates will not be adversely affected by a limited patient population. Our clinical trials of CX-2029 studied patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. The clinical trials for our molecules also compete with thousands of clinical trials with alternative anti-cancer drugs in similar classes (e.g., antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trial of CX-904 is also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators, including Bristol Myers Squibb’s ongoing and planned Phase 2 clinical trials, face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

We are currently conducting and will continue to conduct clinical trials and will contract with third-party manufacturers in foreign countries, including China, which could expose us to risks that could have a material adverse effect on the success of our business.

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe and South Korea. While we generally conduct our clinical trials primarily or partially in the U.S., the acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practices (“GCPs”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the trial was not subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection, if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

In addition, we currently contract manufacturing operations to third parties, and certain of our product candidates are manufactured by and will in the future be manufactured by third parties outside the U.S., including in China. For example, we have a contract with a third-party manufacturer located in China for our CX-801 product candidate and accordingly we are exposed to the possibility of drug product supply disruption, delay and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China.

Further, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advance a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern”, including a third-party manufacturer we use for certain product candidates, without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies, some of which are located in foreign countries. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed at risk. Any such failure to have clinical trial material available when needed could result in a substantial delay of our clinical trials. For each of CX-904, CX-2051 and CX-801 our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, beginning in October 2023, one of our contract manufacturers of CX-2051 experienced production failures. Although we are taking steps to manage our long-term supply of CX-2051, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2051 or any other clinical trial drug candidates, including CX-801 and CX-904, on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, such as the CX-2051 manufacturing production failures our contract manufacturer experienced in 2023, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as one of our manufacturers going out of business, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We may ultimately discover that our PROBODY platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when PROBODY therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the antibody. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen-binding domain of the PROBODY may not be constant, which could lead to intermittent periods when the antigen-binding domain or antibody portion is unmasked. Furthermore, PROBODY product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue. In addition, product candidates based on our PROBODY platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our PROBODY platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. Our understanding of the molecular pharmacology of PROBODY therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. PROBODY therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time. Many specific elements of PROBODY therapeutic function may contribute to their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually-masked antibody, the removal of both masks from the dually-masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target. We have limited structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of PROBODY pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of PROBODY therapeutics. As a result, our PROBODY product candidates may trigger immune responses, such as anti-drug antibody (“ADA”), that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions. For example, we reported in February 2019 that in our pacmilimab trial at the 10 mg/kg dose, the ADA rate was approximately 62%. We do not believe the ADA rate impacted our ability to reach targeted drug exposures. However, we cannot provide assurance that it will not later limit drug exposure or cause severe adverse events for our other drug candidates. Problems that are specific to our PROBODY platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

In addition, the scientific evidence to support the feasibility of developing product candidates against novel, difficult to drug targets, is both preliminary and limited. For example, our understanding of the expression of CD166, CD71 and other drug targets in both healthy and diseased tissues is still developing. As a result, we cannot provide any assurance that we will be able to successfully identify and advance any product candidates to target novel, difficult-to-drug targets.

Additionally, we recently entered into a collaboration with Moderna for the development of mRNA based product candidates. We do not know whether our PROBODY platform will be able to successfully develop product candidates utilizing this mRNA technology.

We believe that the FDA and foreign regulatory authorities have limited experience with conditionally activated therapeutics in oncology, such experience primarily coming from praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab. We believe that such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory approval of conditionally activated therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our PROBODY technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. The product candidates that we are developing are based on our PROBODY platform, which is a new technology and therapeutic approach. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a product or treatment based on our PROBODY platform and technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our collaborators. This may be particularly true for any of our product candidates for which there are existing approved therapies. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, Pfizer, Regeneron and others to develop certain PROBODY therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2023, AbbVie terminated the collaboration agreement for CX-2029 and the ongoing discovery agreement we had entered into with them in 2016. Our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. For example, in January 2023, Bristol Myers Squibb announced that it would deprioritize the Phase 2 clinical program for BMS-986249 and advance the BMS-986288 into a Phase 2 program and on March 6, 2024, Bristol Myers Squibb notified us that it would not continue the BMS-986288 program. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement. Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including, with respect to Amgen, CX-904;

•
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical or clinical trial results, changes in the collaborators’ strategic focus or available funding or resources, or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators have significant discretion in designing any clinical trials they operate pursuant to our collaboration agreements and may release data from such clinical trials, including with respect to our PROBODY therapeutics, without consulting us;
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

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights. Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights. Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2023, AbbVie terminated our 2016 CD71 License and Collaboration Agreement, and from time to time some of our research programs have been terminated by our partners. The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, as a result of ImmunoGen’s decision to out-license the EpCAM program and our licensing of the program from them in 2019, their license for the program from us ended and we will not receive milestone or other payments from them. Additionally, on March 6, 2024, Bristol Myers Squibb notified us that it would not continue the BMS-986288 program and we will not receive any milestone or other payments from them on this program.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect the commercialization of any of our product candidates may be delayed, or never attained, and our business will be harmed.

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

If we fail to achieve announced milestones in the timeframes we expect the commercialization of any of our product candidates may be delayed or never attained, and our business and results of operations may be harmed.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our product candidates, we believe that our success may depend, in part, on the development of companion diagnostic tests. To successfully develop a companion diagnostic test, we would need to address a number of scientific, technical and logistical challenges. However, we have little experience in the development of companion diagnostic tests and may not be successful in developing appropriate tests to pair with any of our product candidates. Companion diagnostic tests are developed in conjunction with clinical programs for the associated product candidate and are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Specifically, according to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial, as well as applicable laws and regulations. The FDA requires preclinical studies to be conducted in accordance with good laboratory practices (“GLPs”) and clinical trials to be conducted in accordance with GCPs and other applicable regulations, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. If we or any of our CROs or trial sites fail to comply with applicable GLP, GCP or other requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if ever.

In addition, principal investigators for our clinical trials may be asked to serve as scientific advisors or consultants to us from time to time and may compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

Though we work to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates and indications. For example, in July 2022, we announced that we would not continue the development of pralauzatamab ravtansine without a partner. Additionally, in November 2023 we decided to not to make any further significant investments in the CX-2029 solid tumor program in the near-term. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Harpoon Therapeutics, Roche, Seagen, Takeda, Werewolf Therapeutics, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, Daiichi Sankyo, Gilead, ImmunoGen, Merck & Co., Mersana Therapeutics, Pfizer, Roche Holding Ltd. Seagen and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in March 2020, the COVID-19 pandemic caused us to restrict access to our facility and initiate a work-from-home program limiting onsite activity to a substantially reduced level of laboratory research activities. Although we gradually increased our laboratory research activities to normal levels, and adopted a hybrid work from home model, there can be no assurance that a future pandemic or other event will not impact our ability to conduct business.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or execution of our clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;

•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•
such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

As a company, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, government shutdowns, such as the partial U.S. federal government shutdown that occurred in late 2018 or the United Kingdom’s departure from the European Union may impact our ability to access government agencies in a timely manner or otherwise impact our ability to move our product candidates through the regulatory process. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Any regulatory approvals that we or our collaborators obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including “Phase 4” clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs and other applicable regulations and standards. In addition, any regulatory approvals we may receive will require the submission of periodic reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product. Such approvals may also contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials
•
fines, restitutions, disgorgement of profits or revenues, warning letters or holds on clinical trials;
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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace factors that are still developing.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the COVID-19 pandemic or emergence of other pandemics may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. These laws and future laws may negatively impact the ability of biotechnology companies, including us, to raise funds from investors for or to obtain collaboration partners who assist us in the funding of research and development of future medicines. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, including the expanded right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the General Data Protection Regulation ("GDPR") went into effect in May 2018, and imposes stringent requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 4% total worldwide annual turnover or €20 million, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future seek accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a product candidate over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s predicted clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different biologics can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic for the same disease or condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

Tax reform legislation passed in 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. Thus, further limiting the advantage, and may impact our future business strategy of seeking the Orphan Drug Designation.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally acceptable accounting principles in the United States (“GAAP”). This assessment includes disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. A failure in any of these obligations or requirements could subject us to a loss of stockholder confidence and sanctions or investigations by regulatory authorities or litigation.

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

We will no longer be a “smaller reporting company” in 2024 and as a result we are or will be subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

We will no longer be a “smaller reporting company,” in 2024 and, as a result, we are or will be required to comply with various disclosure and compliance requirements that did not previously apply, such as the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), the requirement that we hold a nonbinding advisory vote on executive compensation, the requirement to provide more detailed executive compensation disclosure and the reduction in the amount of time for filing our periodic and annual reports. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the Nasdaq Global Select Market, or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are not required to reflect the change in our smaller reporting company status and comply with the increased disclosure obligations until our quarterly report for the quarter ending March 31, 2024, the first quarter in our fiscal year ending December 31, 2024. We will need to reassess, as of June 30, 2024, whether we will continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2024.

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $1.07 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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
•
the extent to which any pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing and financial condition, as well as the impact of other natural disasters and other calamities;
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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 23% of our outstanding common stock. In addition, in our July 2023 private placement, a certain holder of 5% or more of our capital stock acquired pre-funded warrants and accompanying Tranche Warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the Tranche Warrants are not included in the number of our outstanding shares of common stock. If such holder exercises their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As COVID-19 and its variants continue to spread around the globe, we may continue to experience disruptions that could severely impact our business, research, including research for our partners or research of our partners, and clinical trials, including ongoing or planned clinical trials for CX-904, CX-2051 and CX-801, and clinical trials of our partners, including Bristol Myers Squibb. These disruptions and impacts may include:

•
delays or difficulties in enrolling patients in our clinical trials or the clinical trials of our partners;
•
delays or difficulties in clinical site initiation for CX-904 or any other clinical trials, including CX-2051 and CX-801, we or our partners decide to initiate, including difficulties in recruiting clinical site investigators and clinical site staff;
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
•
difficulty in interpreting clinical data due to patients being infected by COVID-19 or other pandemic disease;
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

We cannot be certain of any future impact of COVID-19 variants or other pandemics on clinical trial planning, or that site initiation, patient recruitment or other clinical trial activities for any of our product candidates will not continue to be delayed, discontinued or otherwise impacted.

Furthermore, future pandemic and government limitations on activities may continue to impact our ability to conduct research, including limiting our ability to obtain research materials and equipment, limiting access to our laboratories to conduct research, limiting the ability or willingness of employees to work at our facilities and limiting our ability to complete research and experiments in a timely basis or at all. In March 2020 we initiated a mandatory work-from-home program, limiting onsite activity to a substantially reduced level of laboratory research activities. Although we increased laboratory research activities to normal levels and we adopted a hybrid work from home model, there can be no assurance that we will be able to maintain current levels of such activity in another pandemic. Furthermore, China from time to time, including in March 2022, has implemented additional regional lockdowns which may continue to impact our ability to obtain some research and clinical trial materials on a timely basis. The COVID-19 pandemic and government limitations could further impact our ability to conduct business generally, including making timely payments, filing timely governmental and other business reports and filings, and otherwise comply with our obligations.

Any of the potential business, research and clinical impacts arising as a result of any pandemic could cause us to default on our obligations to our collaborative partners, including our specific research and development obligations, potentially resulting in termination of one or more collaborations, and could materially and adversely affect our business, financial condition, results of operation and prospects.

In addition, a pandemic may negatively impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

COVID-19 continues to rapidly evolve, including with the discovery of new variants/mutations of the virus. The extent to which the COVID-19 or other pandemics impact our business, including our clinical trials, research and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, clinical trial data, and the personal information of our employees (collectively, “Confidential Information”). It is important to our operations and business strategy that this Confidential Information remains secure and is perceived to be secure. Our information technology and other internal infrastructure systems and those of our CROs and contractors and consultants are vulnerable to damage and interruption from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. A system interruption or security breach that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of our continued hybrid working environment, we may also face increased cybersecurity risks due to our dependency on remote working technology and electronic monitoring of clinical trial sites, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of Confidential Information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our research or product candidates could be delayed.

There can be no assurance that our and our third-party service providers’ risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of Confidential Information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of Confidential Information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our information technology systems, or those of our CROs or other contractors or consultants we may utilize, may fail, suffer disruptions or suffer security breaches, which could result in a material disruption of our product development programs.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from management and, where applicable, external experts, as part of our efforts to keep the Board updated on topics that impact similarly-sized biopharmaceutical public companies.

Our management team, including our Vice President, Information Technology, and senior information technology staff, collectively have more than 40 years of experience assessing and managing material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes information systems architecture, operations, cybersecurity, data privacy protection, quality, and regulatory compliance experience.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our principal executive office is currently located in South San Francisco, California, and consists of approximately 76,000 square feet of office and research and development space, all of which is located in a single building, under a lease that expires in October 2026. We believe that our existing facilities are sufficient for our current needs.

Item 3. Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleges that our use, offers to sell, and/or sales of the PROBODY® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, we filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. On October 30, 2023, Magistrate Judge Burke issued a Report & Recommendation that recommended granting CytomX’s motion to dismiss all counts of the complaint. In January 2024, the case was transferred to a new Judge and the case will remain stayed pending a ruling by the trial judge on the Magistrate’s Report & Recommendation. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

Holders of Record

As of February 29, 2024, there were approximately 22 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

For a discussion related to the results of operations for 2022 compared to 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2022 and 2021" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 27, 2023.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company focused on developing novel, conditionally activated biologics designed to be localized to the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our PROBODY® therapeutic technology platform, we lead the field of conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development. Our vision is to transform lives with safer, more effective therapies with the goal to address major unmet needs in oncology.

Our proprietary, versatile, multi-modality PROBODY technology platform is designed to enable conditional activation of potent biologic therapeutic candidates within the tumor microenvironment, while minimizing drug activity in healthy tissues and circulation. Our platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often dysregulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our PROBODY therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor.

We are employing our leading, conditional activation platform technology to address some of the biggest challenges in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening therapeutic window for novel T-cell engagers (“TCEs”) targeting solid tumors, and increasing the therapeutic index for immune modulators such as cytokines. We are also exploring the potential for our PROBODY platform in preclinical research in areas outside of oncology, including in our collaboration with Moderna.

We have utilized our PROBODY therapeutic platform to build a promising, broad pipeline of potential first-in-class and best-in-class clinical-stage molecules. These are CX-904, a conditionally activated, PROBODY® TCE, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells; CX-2051, an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”); and CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”). Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but have been limited in their utilization due to systemic toxicities. We have incorporated our significant platform expertise and clinical learnings to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localized conditional activation.

Reinforcing our leadership in the field of conditional activation, in 2022 we advanced our first TCE into the clinic. CX-904, partnered with Amgen, is a conditionally activated TCE against EGFR and CD3. In preclinical studies, CytomX’s PROBODY EGFRxCD3 TCE demonstrated anti-tumor activity and better tolerability when compared to TCEs without PROBODY masking. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. Patient enrollment in the Phase 1 dose escalation portion of the study continues to progress. We reported in January 2023 that the initial single patient cohort phase of the study was complete and that the “3+3” patient cohort phase had been initiated. Backfilling of certain dose escalation cohorts has also been initiated and dose ranging continues. Initial Phase 1a data in EGFR positive solid tumors is expected in the second half of 2024. A decision to potentially expand into Phase 1b is also anticipated in 2024, which will be taken in conjunction with our partner, Amgen.

Our pipeline also includes CX-2051, a wholly-owned conditionally activated, PROBODY ADC paired with a next-generation camptothecin payload and directed toward the epithelial cellular adhesion molecule (EpCAM). CX-2051 is licensed from

ImmunoGen. CX-2051 has been tailored to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated a wide predicted therapeutic index and strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer.

The IND for CX-2051 was cleared by the FDA in January 2024 and we expect Phase 1 clinical initiation in EpCAM expressing solid tumors, including CRC in the first half of 2024. The Phase 1 dose escalation design will follow a Bayesian Optimal Interval (BOIN) design and intended to demonstrate rapid clinical proof of concept and potentially move into dose expansion studies in 2025.

Another wholly-owned emerging product candidate is CX-801, an interferon ("IFN") alpha-2b PROBODY. IFNα2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNα2b that has the potential to become a cornerstone of combination therapy for a wide range of tumor types. The IND for CX-801 was cleared by the FDA in January 2024 and initiation of Phase 1 dose escalation in solid tumors including melanoma, renal, and head and neck squamous cell carcinoma is expected in the first half of 2024. In Phase 1 dose escalation, we will use a BOIN design to evaluate safety and signs of clinical activity for CX-801 and progress into combinations, where CX-801 has the potential to be cornerstone of therapy, including in combination with checkpoint inhibitors.

CX-2029 was previously developed in a global co-development collaboration with AbbVie. This program is intended to open a therapeutic window for successful targeting of CD71, also known as the transferrin receptor 1 (“TfR1”). CD71 is a cell surface protein essential for iron uptake in dividing cells and is highly expressed in a number of solid and hematologic cancers. However, given its central role in iron metabolism, CD71 is present on most healthy cells and is thought to be an undruggable target with conventional ADCs. CX-2029 is conjugated with the tubulin inhibitor, monomethyl auristatin E (“MMAE”), as the payload. In March 2023, following the completion of the Phase 2 Study in squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, AbbVie notified CytomX that it would not advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement. CytomX re-acquired full rights to CX-2029 but does not currently have plans to make further significant investments in the solid tumor program in the near-term but continues to view CD71 as a target of strategic interest, including novel next-generation strategies.

Praluzatamab ravtansine is our conditionally activated ADC directed toward CD166 which was previously evaluated in a three-arm Phase 2 study in patients with advanced human epidermal growth factor receptor 2 (“HER2”)-non-amplified breast cancer. Arms A and B examined praluzatamab ravtansine monotherapy in patients with hormone receptor-positive/HER2-non-amplified breast cancer and TNBC, respectively. Arm C studied praluzatamab ravtansine in combination with pacmilimab (CX-072), our wholly-owned PD-L1 inhibitor, in patients with TNBC. In July 2022, the Company disclosed topline data demonstrating praluzatamab ravtansine met the primary efficacy endpoint of confirmed objective response rate greater than 10 percent in hormone receptor-positive/HER2-non-amplified breast cancer. The confirmed objective response was 15% and demonstrated median progression-free survival of 2.6 months. Ocular and neuropathic toxicities were the most common treatment-related adverse events. Based on these data, the Company announced it would deprioritize further investment in praluzatamab ravtansine. The final Phase 2 study data in advanced breast cancer were presented at the San Antonio Breast Cancer Symposium in 2022.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines, TCEs, and mRNAs reflecting the versatility of our PROBODY platform. We currently have more than 15 active drug discovery and/or development programs.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $723.4 million and $722.9 million, respectively.

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

We also account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The state of California contested our tax position on revenue apportionment for upfront and milestone payments resulting from our collaboration and licensing agreements for the years 2017 and 2018. We received a proposed assessment in September 2023 and filed a protest to contest the proposed assessment in November 2023. We recorded an uncertain tax position of $3.9 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other changes to the Internal Revenue Code, the IRA imposes a 15% corporate alternative minimum tax on certain corporations and 1% excise tax on public company stock buybacks for tax years beginning after December 31, 2022. The Company does not expect these provisions to have a material impact.

Comparison of Years Ended December 31, 2023 and 2022

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
AbbVie	$3,688	$18,563	$(14,875)
Amgen	5,739	4,967	772
Astellas	24,453	20,491	3,962
Bristol Myers Squibb	49,300	9,142	40,158
Regeneron	7,194	—	7,194
Moderna	10,840	—	10,840
Total Revenue	$101,214	$53,163	$48,051

The increase in revenue of $48.1 million for 2023 compared to 2022 was primarily due to:

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
•
An increase in revenue under the Amgen Agreement driven by higher percentage of completion the CX-904 development in the current year primarily due to an increase in projected hours-to-completion in prior year;
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Year Ended December 31,
	2023	2022	Change
External costs incurred by product candidate (target):	(in thousands)
CX-904 (EGFRxCD3)	$2,790	$2,822	$(32)
Praluzatamab ravtansine, CX-2009 (CD166)	2,671	15,809	(13,138)
CX-2029 (CD71)	2,608	9,708	(7,100)
Pacmilimab, CX-072 (PD-L1)	(120)	948	(1,068)
Other wholly owned and partnered programs	25,525	14,024	11,501
General research and development expenses	9,906	13,338	(3,432)
Total external costs	43,380	56,649	(13,269)
Internal costs	34,300	55,000	(20,700)
Total research and development expenses	$77,680	$111,649	$(33,969)

Research and development expenses decreased by $34.0 million for 2023, compared to 2022 primarily driven by a decrease in personnel related expenses as a result of the workforce reduction in 2022, as well as winding down of laboratory contract services and clinical study activities related to the CX-2009 and CX-2029 programs, partially offset by an increase in laboratory contract services related to IND enabling activities for CX-2051 and CX-801 programs.

General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
General and administrative	$30,018	$42,849	$(12,831)

General and administrative expenses decreased by $12.8 million for 2023, compared to 2022 primarily driven by a decrease in personnel related expenses as a result of the workforce reduction in 2022, reduced external vendor services, and lower building rent as a result of a partial sublease of the Company’s headquarters.

Interest Income and Other Income (Expense), Net

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Interest income	$9,837	$1,678	$8,159
Other income (expense), net	(30)	340	(370)
Total interest income and other expense	$9,807	$2,018	$7,789

Interest Income

Interest income increased by $8.2 million during 2023 compared to 2022, primarily driven by higher interest rates in 2023.

Income Taxes

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Provision for income taxes	$3,892	$—	$3,892

The $3.9 million tax provision represented the uncertain tax position related to the proposed assessment received from the state of California for the years 2017 and 2018, including penalties and interest through December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $174.5 million and an accumulated deficit of $723.4 million, compared to cash, cash equivalents and investments of $193.7 million and an accumulated deficit of $722.9 million as of December 31, 2022. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In November 2022, we entered into a Collaboration and License Agreement with Regeneron Pharmaceuticals, Inc. (the “Regeneron Agreement”) to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s PROBODY therapeutic technology. Pursuant to the Regeneron Agreement, we collected an upfront fee of $30.0 million. In December 2022, we entered into a Collaboration and License Agreement with ModernaTX, Inc. (the “Moderna Agreement”) to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (mRNA) based conditionally activated therapies using the Company’s PROBODY therapeutic technology. Pursuant to the Moderna Agreement, we collected an upfront fee and prepaid research funding of $35.0 million in January 2023. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(56,035)	$(110,788)
Net cash (used in) provided by investing activities	(150,674)	98,260
Net cash provided by financing activities	30,230	648
Net decrease in cash, cash equivalents and restricted cash	$(176,479)	$(11,880)

Cash Flows from Operating Activities

2023

During the year ended December 31, 2023, cash used in operating activities was $56.0 million, which consisted of a net loss of $0.6 million and a net decrease of $62.4 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $7.0 million. The non-cash charges primarily consisted of $8.6 million in stock-based compensation, $3.7 million in non-cash lease expense and $2.1 million in depreciation and amortization, offset by $7.4 million in net accretion of discounts on our investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $89.0 million in deferred revenue resulting from the continued recognition of deferred revenue from existing and new customers;
•
a decrease of $8.5 million in accounts payable, accrued and other long-term liabilities primarily due to decrease of payroll-related expenses, restructuring related expenses, and laboratory contract services; offset by
•
an increase of $32.6 million in cash flows from accounts receivable primarily related to the receipt of the $35.0 million upfront payment and prepaid research under the Moderna agreement entered into in December 2022.
•
an increase of $2.5 million in cashflows from prepaid and other current assets primarily due to a decrease in advance payments to our third party manufacturing vendors and timing of payments.

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

Cash Flows from Investing Activities

During year ended December 31, 2023, cash provided by investing activities was $150.7 million, which consisted of $424.8 million used in the purchase of short-term investments and $0.8 million of capital expenditures used to purchase property and equipment, partially offset by $275.0 million in proceeds received upon the maturity of marketable securities.

During year ended December 31, 2022, cash provided by investing activities was $98.3 million, which consisted of $100.0 million in proceeds received upon the maturity of short-term marketable securities, partially offset by $1.7 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2023, cash provided by financing activities consisted of $29.7 million of net proceeds from issuance of pre-funded warrants and warrants and $0.6 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan (“ESPP”).

During the year ended December 31, 2022, cash provided by financing activities consisted of $0.6 million of proceeds from the exercise of stock options and employee stock purchases under the ESPP.

Contractual Obligations

The following table summarizes our contractual obligations that become due within the next year (in thousands):

Payments Due by
2024
Operating leases(1)	$5,572
Royalty obligations(2)	150
License maintenance fees(3)	1,050
Milestone Payments (4)	5,456
Total contractual obligations	$12,228

(1)
We lease our current facility under a long-term operating lease, which expires in 2026. The lease provides us with one option to extend the lease term for a period of five years at the then fair market rental value.
(2)
We have royalty obligations under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement" in the accompanying Notes to the financial statements for more information. Sublicense fees payable to UCSB for potential milestones that are probable to be earned by the Company in 2024 are not included.
(3)
We have annual license maintenance fees under the terms of certain license agreement with UCSB and SGEN. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement” in the accompanying Notes to the financial statements for more information.
(4)
We have development milestone payments under the terms of certain license agreements. A development milestone is payable after dosing the first patient in a Phase 1 Clinical Study, which we expect to occur in 2024.

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits of $2.3 million as of December 31, 2023 related to uncertain tax position which would affect the Company’s effective tax rate if recognized.

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

Our collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract, but rather, are included when the sales or usage occur. As of December 31, 2023, no sales-based milestones have been recognized.

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

Most of our collaboration arrangements are related to delivering a combined performance obligation satisfied over time. Revenue is recognized over the estimated research period using an input measure based on our actual full-time employee ("FTE") hours incurred as a percentage of projected FTE hours for completing the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and/or the related estimated FTE hours-to-completion of certain of our research development programs in each reporting period. For example, changes in our estimated research service period resulted in recognition of higher total revenue of $8.2 million for certain programs in aggregate and lower total revenue of $6.0 million for other programs in aggregate, in the fourth quarter of 2023, as compared to the estimates in place at the end of the third quarter of 2023. Such adjustments have impacted and will continue to impact the amounts and timing of our revenue recognized.

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

Uncertain Tax Position

We file income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested our tax position on revenue apportionment for upfront and milestone payments resulting from our collaboration and licensing agreements for the years 2017 and 2018. In September 2023, we received a Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. We recorded an uncertain tax position of $3.9 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2023. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. We filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, we are unable to estimate a date by which this matter will be resolved.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for revenue and collaboration agreements
Description of the Matter

The Company recorded revenue from collaboration agreements of $101.2 million for the year ended December 31, 2023. As described in Note 2 to the financial statements, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

Auditing the Company’s accounting for revenue from collaboration agreements was complex and required significant judgments primarily in identifying which elements represent distinct performance obligations, determining the measurement and allocation of arrangement consideration, and evaluating estimates of the total expected inputs under the input method for revenue recognized over time.

How We Addressed the Matter in Our Audit

To test the accounting treatment for revenue from collaboration agreements, our audit procedures included, among others, whether the identified performance obligations were properly determined, and the transaction price was properly measured and allocated to the identified performance obligations. To test the measurement of efforts toward satisfying the performance obligation, our audit procedures included, among others, testing a sample of cash receipts, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting research or steering committee minutes, testing the application of the input method for the recognition of revenue, including testing the estimated total inputs and actual inputs incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Jose, California

March 11, 2024

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$17,171	$193,650
Short-term investments	157,338	—
Accounts receivable	3,432	35,986
Prepaid expenses and other current assets	4,995	7,466
Total current assets	182,936	237,102
Property and equipment, net	3,958	5,072
Intangible assets, net	729	875
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	12,220	15,949
Other assets	83	27
Total assets	$201,792	$260,891
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,458	$2,809
Accrued liabilities	17,599	24,450
Operating lease liabilities - short term	4,589	4,082
Deferred revenues, current portion	132,267	121,267
Total current liabilities	155,913	152,608
Deferred revenue, net of current portion	80,048	180,059
Operating lease liabilities - long term	9,385	13,975
Other long-term liabilities	3,893	—
Total liabilities	249,239	346,642
Commitments and contingencies (Note 10)
Stockholders' deficit
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 150,000,000 shares authorized, and 67,310,838 and 66,228,046 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	675,905	637,117
Accumulated other comprehensive income	95	10
Accumulated deficit	(723,448)	(722,879)
Total stockholders' deficit	(47,447)	(85,751)
Total liabilities and stockholders' deficit	$201,792	$260,891

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues	$101,214	$53,163
Operating expenses:
Research and development	77,680	111,649
General and administrative	30,018	42,849
Total operating expenses	107,698	154,498
Loss from operations	(6,484)	(101,335)
Interest income	9,837	1,678
Other income (expense), net	(30)	340
Income (Loss) before income taxes	3,323	(99,317)
Provision for income taxes	3,892	—
Net loss	(569)	(99,317)
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of tax	85	252
Total comprehensive loss	$(484)	$(99,065)

Net loss per share, basic and diluted	$(0.01)	$(1.51)
Shares used to compute net loss per share, basic and diluted	73,808,237	65,739,844

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Deficit
Balance at December 31, 2021	65,392,758	$1	$623,344	$(242)	$(623,562)	$(459)
Exercise of stock options and release of RSUs	430,096	—	99	—	—	99
Issuance of common stock under the Employee Stock Purchase Plan	405,192	—	549	—	—	549
Stock-based compensation	—	—	13,125	—	—	13,125
Other comprehensive income	—	—	—	252	—	252
Net loss	—	—	—	—	(99,317)	(99,317)
Balance at December 31, 2022	66,228,046	1	637,117	10	(722,879)	(85,751)
Exercise of stock options and release of RSUs	675,864	—	26	—	—	26
Issuance of common stock under the Employee Stock Purchase Plan	406,928	—	535	—	—	535
Issuance of pre-funded warrants and warrants, net of issuance cost	—	—	29,669	—	—	29,669
Stock-based compensation	—	—	8,558	—	—	8,558
Other comprehensive income	—	—	—	85	—	85
Net loss	—	—	—	—	(569)	(569)
Balance at December 31, 2023	67,310,838	$1	$675,905	$95	$(723,448)	$(47,447)

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(569)	$(99,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	146	146
Depreciation and amortization	2,029	2,297
Impairment loss on machinery and equipment	—	254
Accretion of discounts on short-term investments	(7,419)	(52)
Stock-based compensation expense	8,558	13,125
Non-cash lease expense	3,729	3,413
Changes in operating assets and liabilities
Accounts receivable	32,554	(35,196)
Prepaid expenses and other current assets	2,471	(3,181)
Other assets	(56)	874
Accounts payable	(1,426)	68
Accrued liabilities and other long-term liabilities	(7,041)	(9,784)
Deferred revenue	(89,011)	16,565
Net cash used in operating activities	$(56,035)	$(110,788)
Cash flows from investing activities:
Purchases of property and equipment	(840)	(1,740)
Purchases of short term investments	(424,834)	—
Maturities of short term investments	275,000	100,000
Net cash (used in) provided by investing activities	$(150,674)	$98,260
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants and warrants, net of issuance cost	29,669	—
Proceeds from employee stock purchase plan and exercise of stock options	561	648
Net cash provided by financing activities	$30,230	$648
Net decrease in cash, cash equivalents and restricted cash	(176,479)	(11,880)
Cash, cash equivalents and restricted cash, beginning of year	194,567	206,447
Cash, cash equivalents and restricted cash, end of year	$18,088	$194,567

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$75	$6

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statements of cash flows:

	December 31
	2023	2022
	(in thousands)
Cash and cash equivalents	$17,171	$193,650
Restricted cash - non-current assets	917	917
Total	$18,088	$194,567

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2023 and 2022.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. During the year ended December 31, 2023, there was no impairment of long-lived assets. During the year ended December 31, 2022, the Company recorded an impairment loss of $0.3 million related to certain machinery and equipment.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

To determine the fair value of a stock option award on the grant date, the Company uses the Black-Scholes option pricing model which consist of estimating variables such as the following. These estimates involve inherent uncertainties and the application of judgment.

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding and is based on the Company's historical exercise experience with previously issued employee and board of directors' option grants. The expected term of the ESPP shares is equal to the six-month look-back period.

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

Notes to Financial Statements

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2023, the Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

Basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 are calculated as follows (in thousands, except share and per share data):

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(569)	$(99,317)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	66,655,971	65,739,844
Weighted-average pre-funded warrants	7,152,266	—
Weighted-average common shares outstanding used to calculate basic and diluted net loss per share	73,808,237	65,739,844
Net loss per share, basic and diluted
Basic and Diluted	$(0.01)	$(1.51)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Options and ESPP to purchase common stock	13,805,472	14,292,729
Common stock warrants	5,675,167	—
RSUs	1,820,589	1,201,058
Total	21,301,228	15,493,787

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$17,109	$—	$17,109
Restricted cash (money market funds)	Level I	917	—	917
U.S. Treasury securities	Level II	157,243	95	157,338
Total		$175,269	$95	$175,364

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$64,706	$—	$64,706
Restricted cash (money market funds)	Level I	917	—	917
U.S. Treasury securities	Level II	29,941	10	29,951
Total		$95,564	$10	$95,574

As of December 31, 2023, the remaining contractual terms of the U.S. Treasury securities are less than a year.

5. Property and Equipment

Property and equipment, net consisted of the following:

	December 31
	2023	2022
	(in thousands)
Laboratory equipment	$14,119	$14,002
Computer equipment and software	1,125	1,942
Furniture and fixtures	1,051	1,054
Leasehold improvements	1,983	1,742
Construction in progress	368	705
	18,646	19,445
Less: accumulated depreciation and amortization	(14,688)	(14,373)
	$3,958	$5,072

Depreciation and amortization expense was $2.0 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.

6. Intangible Asset

The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization expense for each of the years ended December 31, 2023 and 2022 was $0.1 million.

	December 31,
	2023	2022
	(in thousands)
PROBODY platform intangible asset	$1,750	$1,750
Less accumulated amortization	(1,021)	(875)
	$729	$875

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Research and clinical expenses	$8,435	$13,089
Payroll and related expenses	8,160	8,060
Legal and professional expenses	690	1,413
Restructuring expenses	—	1,627
Other accrued expenses	314	261
Total	$17,599	$24,450

8. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Year Ended December 31,
	2023	2022
	(in thousands)
AbbVie	$3,688	$18,563
Amgen	5,739	4,967
Astellas	24,453	20,491
Bristol Myers Squibb	49,300	9,142
Regeneron	7,194	—
Moderna	10,840	—
Total revenue	$101,214	$53,163

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

Under the CD71 Agreement, the Company has received in aggregate $100.0 million in upfront and milestone payments. AbbVie had entered into a license agreement with SGEN to license certain intellectual property rights pursuant to which the Company was required to pay SGEN sublicense fees for certain milestone achievements and an annual maintenance fee. These sublicense fees were treated as reductions to the transaction price and combined with the performance obligation to which they relate.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

Under the Discovery Agreement, the Company received an upfront payment of $10.0 million for the first target in April 2016 and subsequently received an additional $10.0 million payment triggered by selection of the second target by AbbVie in June 2019. The second target was selected under the Discovery Agreement that allowed AbbVie to select a target for developing a conditionally activated ADC or a PROBODY antibody. In December 2022, the Company completed the performance obligation for the second target earlier than the original research term projected to end in 2024 and recorded a cumulative change in estimate of $4.4 million. In December 2022, the research on the two discovery targets under the Discovery Agreement concluded with no plans to advance the discovery targets into clinical studies or to pursue new programs. The Discovery Agreement was also terminated in March 2023 by AbbVie and all target rights have reverted back to CytomX.

The Company determined that the AbbVie Agreements should be combined and evaluated as a single arrangement in determining revenue recognition, because both agreements were concurrently negotiated and executed. Therefore, the Company concluded that there were two distinct performance obligations:

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

The total transaction price for the Discovery Agreement and CD71 Agreement, collectively, upon adoption of ASC 606 on January 1, 2018 of $39.8 million consisted of $30.0 million in upfront payments, and a $14.0 million milestone payment received under the CD71 Agreement (net of the payment of an associated sublicense fee of $1.0 million to SGEN), less $4.2 million of estimated sublicense fees. The upfront payments under the AbbVie Agreements were allocated between the two performance obligations based on the estimated relative standalone selling prices. The $30.0 million of upfront payments was allocated $20.0 million to the CD71 Agreement, with the remaining $10.0 million allocated to the Discovery Agreement. The $14.0 million milestone payment received (net of the payment of an associated sublicense fee of $1.0 million to SGEN) and the estimated sublicense fees of $4.2 million were allocated to the CD71 Agreement performance obligation as they are directly related to the development of the CX-2029.

Therefore, of the $39.8 million total initial transaction price discussed above, the Company allocated $29.8 million to the CD71 Agreement performance obligation and $10.0 million to the Discovery Agreement performance obligation and recognized revenue using an input measure for each performance obligation. In applying the input method, revenue is recognized based on actual full time employee ("FTE") hours incurred as a percentage of total estimated FTE hours for completing the combined performance obligation over the estimated service period. The Company evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition.

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

As of December 31, 2023 and 2022, deferred revenue related to the CD71 Agreement performance obligation was zero and $4.0 million respectively, and there were no deferred revenues related to the Discovery Agreement performance obligation, respectively.

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

Amgen also has the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of conditionally activated T-cell engaging bispecifics therapies directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement and subsequent amendments, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

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

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments were fully constrained due to the uncertainty in achieving them as of December 31, 2023.

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

As of December 31, 2023 and 2022 deferred revenue related to the EGFR Products performance obligation was $12.8 million and $18.0 million, respectively. As of December 31, 2023 and 2022, deferred revenue related to the Amgen Other Products performance obligation was zero and $0.6 million, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

The initial transaction price of $103.2 million consists of the upfront fee of $80.0 million and estimated research and development fees of $23.2 million. The transaction price was allocated between the four performance obligations based on the relative standalone selling price of each performance obligation, which was deemed to be equal at the inception of the agreement. The Company determined that all potential milestone payments are constrained as of December 31, 2023 due to the significant uncertainty of achievement.

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

As of December 31, 2023 and 2022, deferred revenue relating to the Astellas Agreement was $31.0 million and $44.5 million, respectively. The amount due from Astellas under the Astellas Agreement was $2.2 million and $1.0 million as of December 31, 2023 and 2022, respectively.

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

On March 17, 2017, the Company and Bristol Myers Squibb amended the BMS agreement and entered into Amendment Number 1 to Extend Collaboration and License Agreement (“Amendment 1”). Amendment 1 granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize PROBODY therapeutics for up to eight additional targets. The effective date of Amendment 1 was April 25, 2017 (“Amendment Effective Date”). Under the terms of Amendment 1, the Company continued to have obligations to Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against any targets they chose to select during the research period under the terms of Amendment 1.

Pursuant to Amendment 1, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $200.0 million, estimated research and development service fees, and contingent payments for development, regulatory and sales milestones

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

In February 2021, the Company and Bristol Myers Squibb amended the BMS agreement and entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as previously amended by Amendment 1. Subsequent to Amendment 2, in addition to Bristol Myers Squibb’s ongoing development of the CTLA-4 program, Bristol Myers Squibb also had the exclusive worldwide rights to develop and commercialize PROBODY therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection was extended and in 2022, all remaining targets were selected. The Company will continue to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against targets selected by Bristol Myers Squibb over the estimated research period, which is projected to end in April 2025. Pursuant to Amendment 2, the Company was eligible to receive contingent payments for development, regulatory and sales milestones. It is also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales. The Company accounted for Amendment 2 as a modification and reallocated the remaining unrecognized transaction price to the remaining performance obligations.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

In October 2022, the Company and Bristol Myers Squibb amended the BMS Agreement and entered into Amendment Number 3 (“Amendment 3”), as previously amended by Amendment 1 and Amendment 2, to clarify the rights and restrictions of certain new proprietary antibodies that the parties exchanged. There were no substantive changes to each party's performance obligations. As of December 31, 2023, the Company was eligible for up to approximately $2.1 billion in contingent payments for development, regulatory and sales milestones based on the ongoing collaboration projects, including for the CTLA-4 program, with BMS.

On March 6, 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its work on the CTLA-4 target under the collaboration. As of March 6, 2024, CytomX is eligible to receive approximately $1.8 billion in contingent payments for development, regulatory and sales milestones for the ongoing collaboration programs.

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price on December 31, 2023. As of December 31, 2023, the Company has received in aggregate $297.0 million in upfront and milestone payments under the agreement.

As of December 31, 2023 and 2022, deferred revenue relating to the BMS Agreement was $119.9 million and $169.2 million, respectively.

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

The transaction price at the contract inception was allocated among the performance obligations using the SSP of each performance obligation, which was determined to be equal due to the early stage of the collaboration programs. The transaction price allocated to the collaboration programs is recognized using an input method. In applying the input measure of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the respective collaboration program over an estimated service period of four years.

As of December 31, 2023 and 2022, deferred revenue relating to the Moderna Agreement was $24.2 million and $35.0 million, respectively. The amount due from Moderna under the Moderna Agreement was $0 and $35.0 million as of December 31, 2023 and December 31, 2022, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

As of December 31, 2023 and 2022, deferred revenue relating to the Regeneron Agreement was $24.4 million and $30.0 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $1.1 million and $0 million as of December 31, 2023 and December 31, 2022, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the years ended in December 31, 2023 and 2022 (in thousands):

Deferred Revenue
(in thousands)
Balance at 12/31/2021	284,760
Additions	69,555
Revenue Recognized	(52,989)
Balance at 12/31/2022	301,326
Additions	6,438
Revenue Recognized	(95,449)
Balance at 12/31/2023	212,315

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The Company expects that the $212.3 million of deferred revenue related to the following contracts as of December 31, 2023 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $12.8 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2026.
•
The $31.0 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $119.9 million of deferred revenue related to the BMS Agreement is expected to be recognized until 2025.
•
The $24.2 million of deferred revenue related to the Moderna Agreement is expected to be recognized until 2027.
•
The $24.4 million of deferred revenue related to the Regeneron Agreement is expected to be recognized until 2026.

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

In 2022, the Company incurred $0.1 million of sublicense fees triggered by the IND for the EGFR product and the dosing of the first patient of the EGFR program under the Amgen Agreement. In 2023, the Company incurred $0.2 million of sublicense fees triggered by achieving the clinical candidate milestone under the Astellas Agreement.

During the years ended December 31, 2023 and 2022, the Company incurred sublicense expenses of $1.1 million and $1.0 million, respectively, under the provisions of the UCSB Agreement.

ImmunoGen (acquired by AbbVie in 2024)

In December 2019, the Company entered into a License Agreement (the “ImmunoGen 2019 License”) with ImmunoGen, Inc. to obtain an exclusive license with respect to epithelial cell adhesion molecule (“EPCAM”). Under the ImmunoGen 2019 License, ImmunoGen agreed to transfer its know-how, patents, intellectual property rights, and technology transfer materials and information related to its EpCAM program. The license gives the Company the sole ability to develop, manufacture, use and commercialize any licensed product that incorporates, is comprised of, or otherwise derived from PROBODY technology that targets EpCAM in any human therapeutic field on a worldwide basis. In exchange, the Company made an upfront license payment of $7.5 million, and will

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

pay up to $35.0 million in certain clinical development milestones and up to $320.0 million in regulatory approval and commercial milestone payments, if achieved. ImmunoGen is also entitled to royalties on product sales ranging from the mid-to-high single digits percentages.

Seattle Genetics, Inc ("SGEN")

In August 22, 2023, the Company entered into a Transition Agreement (the “Transition Agreement”) with AbbVie Global Enterprises Ltd. (“AbbVie”), pursuant to which the Company regained exclusive worldwide rights to develop CX-2029, a CD71-targeting conditionally activated antibody drug conjugate. The Transition Agreement supersedes the CD71 Co-Development and License Agreement (the “Collaboration Agreement”) entered into between the Company and AbbVie Ireland Unlimited Company (an affiliate entity of AbbVie) in 2016, that was terminated in May 2023, and grants certain intellectual property rights from AbbVie to enable the continued development of CX-2029 by Company for all human and nonhuman diagnostic, prophylactic, and therapeutic uses.

Pursuant to the Transition Agreement, AbbVie is eligible to receive tiered sales royalties for CX-2029 ranging from the low-to-mid single digit percentages. CytomX will also pay SGEN potential future development, regulatory, and commercial milestones, and tiered sales royalties ranging from the mid-to-high single digits percentages related to certain CX-2029 linker payload technology licensed from SGEN. The Company’s royalty obligations for a particular CX-2029 product sold in any country shall continue until the later of (i) the date on which such CX-2029 product is no longer covered by certain patent rights in such country, (ii) the loss of regulatory exclusivity for such CX-2029 product in such country, or (iii) the tenth anniversary of the first commercial sale for such CX-2029 product in such country. Pursuant to the Transition Agreement, the Company will pay an annual exclusive license maintenance fee of $0.3 million starting 2023 through the date on which licensee receives first regulatory approval in the territory for the applicable licensed product.

The Transition Agreement will continue in effect on a country-by-country basis until the expiration of the obligation to make payments under the Transition Agreement with respect to CX-2029 in each country, unless earlier terminated by either party pursuant to its terms. Either the Company or AbbVie may terminate the Transition Agreement for the other party’s insolvency or certain uncured breaches; the Company may terminate the Transition Agreement without cause; and AbbVie may terminate the Transition Agreement if the Company or any of its sublicensees or affiliates challenge certain SGEN patents.

During the year ended December 31, 2023, the Company incurred sublicense expenses of $0.3 million under the provisions of the Transition Agreement.

10. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the PROBODY® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. On October 30, 2023, Magistrate Judge Burke issued a Report & Recommendation that recommended granting Company’s motion to dismiss all counts of the complaint. In January 2024, the case was transferred to a new judge and the case will remain stayed pending a ruling by the trial judge on the Magistrate’s Report & Recommendation. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of December 31, 2023.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company recorded the $0.9 million of cash securing the Letter of Credit as non-current restricted cash on its balance sheet as of December 31, 2023 and 2022. Rent expense during the years ended December 31, 2023 and 2022 was $5.1 million and $5.1 million, respectively.

Supplemental information related to leases are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,420	$5,273

	December 31, 2023	December 31, 2022
	(in thousands)
Weighted-average remaining lease term (in years)
Operating lease	2.75	3.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

December 31, 2023
(in thousands)
Maturity of operating lease liabilities
2024	5,572
2025	5,729
2026	4,387
Total lease payments	15,688
Less imputed interest	(1,714)
Present value of lease liabilities	13,974

In March 2023, the Company entered into a sublease agreement for a portion of its existing office and laboratory space. The sublease is classified as an operating lease whereby sublease income is recognized on a straight-line basis over the sublease term that expires on September 30, 2026. For the year ended December 31, 2023, sublease income was $0.9 million.

December 31, 2023
(in thousands)
Future sublease income payments
2024	1,333
2025	1,379
2026	1,067
Total sublease income payments	$3,779

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

12. Common Stock

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, CytomX issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share.

The following table summarizes the Company's outstanding warrants as of December 31, 2023:

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2023 and 2022, 2,944,245 shares and 1,932,345 shares of common stock, respectively, were available for future issuance under the 2015 Plan.

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

The initial number of shares of common stock available for future issuance under the 2019 Plan was 1,815,000. During 2021, the total number of shares of common stock available for issuance under the 2019 Plan has increased by 1,000,000 shares. As of December 31, 2023 and 2022, 1,725,656 and 1,120,740 shares, respectively, of common stock were available for future issuance under the 2019 Plan.

The following table summarizes the Company's stock option activities:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2022	13,289,838	$7.67
Options granted	1,938,573	2.20
Options exercised	(16,535)	1.57		$5.0
Options cancelled	(2,262,264)	5.95
Balances at December 31, 2023	12,949,612	7.16	6.51	$70.5
Options Exercisable—December 31, 2023	8,672,013	$9.03	5.52	$4.7

The aggregate intrinsic values of options exercised, outstanding and exercisable were calculated as the difference between the exercise price of the options and the quoted market price of the underlying common stock as of December 31, 2023.

As of December 31, 2023, the unrecognized compensation expense with respect to options granted was $8.2 million and is expected to be recognized over 2.23 years.

Time-based RSUs ("TRSU")

The following table summarizes the Company's TRSU activities:

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	1,212,884			$2.81
RSUs awarded	724,342			2.30
RSUs vested	(439,329)			3.16
RSUs cancelled	(97,368)			3.41
Balance at December 31, 2023	1,400,529	0.94	$2,171	$2.40

The Company recorded $2.0 million and $1.2 million of stock-based compensation expense related to the TRSUs for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the unrecognized compensation expense with respect to the TRSUs was $2.1 million which is expected to be recognized over 1.66 years. The TSRUs generally vest ratably over two to four years.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Performance-based RSUs ("PSU")

In October 2021, the Company granted 435,000 PSUs to executive employees with an aggregated grant date fair value of $2.3 million. Vesting for 50% of the PSUs granted will occur upon achievement of certain specific milestones within one year of the grant date ("2021-Tranche 1") and the remaining 50% will vest upon achievement of additional company objectives within two years of the grant date ("2021-Tranche 2").

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

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). In December 2023, the Company determined that the performance conditions for 2022-Tranche 1 was satisfied and the award was vested in December 2023. As a result, the Company recorded the remaining $128,000 compensation cost for the Tranche 1 award for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded $55,000 compensation cost for the Tranche-1 award. As of December 31, 2023, the Company determined that it is probable that the performance conditions for 2022-Tranche 2 will be satisfied and recorded $106,000 compensation cost for the award 2023.

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and no compensation cost was recorded for these awards through December 31, 2023.

The following table summarizes the Company's PSU activities:

	Number of Shares	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2022	383,750		$2.96
PSUs awarded	760,000		2.54
PSUs vested	(220,000)		3.38
PSUs cancelled	(48,750)		4.28
Balance at December 31, 2023	875,000	$1,356	$2.41

As of December 31, 2023, the unrecognized compensation expense with respect to PSUs granted was $2.0 million and is expected to be recognized over 1.43 years.

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 406,928 and 405,192 shares of common stock under the ESPP in 2023 and 2022, respectively.

Shares available for future purchase under the ESPP were 939,698 shares and 1,346,626 shares at December 31, 2023 and 2022, respectively. The compensation expense related to the ESPP was $0.3 million, $0.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $0.1 million of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Stock Based Compensation

Total stock-based compensation recorded related to stock options, TRSUs, PSUs and the ESPP was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,921	$5,544
General and administrative	5,637	7,581
Total stock-based compensation expense	$8,558	$13,125

Fair Value Assumptions:

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following weighted average assumptions:

	Options		ESPP
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Expected volatility	84%	77%	70%	95%
Risk-free interest rate	4.2%	2.4%	5.4%	2.9%
Dividend yield	—	—	—	—
Expected term (in years)	5.1	4.6	0.5	0.5
Weighted average fair value per share	$1.52	$1.77	$0.55	$0.67

14. Income Taxes

The Company derives its income only from the United States. The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	3,892	—
Total current	3,892	—
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$3,892	$—

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%
State tax, net of federal benefit	(478.7)	1.7
Stock compensation	47.2	(2.1)
Tax credits	242.7	2.4
Change in valuation allowance	283.2	(22.8)
162(m) limitation	1.2	(0.2)
Other	0.5	-
Total	117.1%	0.0%

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2023	2022
Net operating loss carryforwards	$56,767	$58,193
Research and development credits	22,149	24,700
Lease liability	3,501	3,802
Intangible assets	4,400	3,708
Deferred revenue	47,286	49,919
Accrued liabilities	2,425	1,504
Stock-based compensation	9,600	8,066
Sec 174 capitalized research and development costs	32,630	19,709
Other	55	31
Total gross deferred income tax assets	178,813	169,632
Less: valuation allowance	(175,454)	(166,037)
Deferred tax assets, net of valuation allowance	3,359	3,595
Fixed assets	(105)	(43)
Right-of-use assets	(3,061)	(3,358)
Prepaid expenses	(193)	(194)
Deferred tax liabilities	(3,359)	(3,595)
Net deferred income tax liabilities	$—	$—

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $9.4 million and $22.7 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $269.7 million and $26.7 million, respectively, as of December 31, 2023, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $204.1 million will carryforward indefinitely. The state net operating loss carryforwards will begin to expire in 2031, if not utilized.

The Company also has federal and state research and development tax credits carryforwards of $24.4 million and $13.7 million, respectively, as of December 31, 2023 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits will carryforward indefinitely.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017 that resulted in 382 limitations. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations. The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced but limited the full use in 2018. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards. The Company updated its Section 382 analysis through the year ended December 31, 2023 and concluded no ownership changes occurred in current year which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$9,269	$7,780
Additions based on tax positions related to current year	527	1,391
Adjustment based on tax positions related to prior years	9,581	98
Balance at end of the year	$19,377	$9,269

Of the unrecognized tax benefits as of December 31, 2023 and 2022, approximately $2.3 million would affect the Company’s effective tax rate if recognized. Penalties and interest of $1.0 million and $0.6 million, respectively, have been accrued for the year ended December 31, 2023.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $3.9 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2023. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

15. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2023 and 2022, the Company made contributions to the plan of $0.5 million, $0.9 million, respectively.

16. Restructuring

On July 13, 2022, the Company announced a restructuring plan to prioritize its resources on its emerging pre-clinical and early clinical pipeline as well as its existing collaboration partnerships. The restructuring plan resulted in a reduction to its workforce of approximately 40%. Restructuring costs of $2.4 million and $5.1 million were recorded in general and administrative expense and research and development expense, respectively, for the year ended December 31, 2022. The restructuring was complete in the third quarter of 2023.

The following is a summary of accrued restructuring costs as of December 31, 2023 and 2022 (in thousands):

	Severance and Benefits Costs	Contract Termination Cost	Total
Balance at December 31, 2022	1,512	164	1,676
Cash payment	(1,457)	(50)	(1,507)
Change in estimates	(55)	(114)	(169)
Balance at December 31, 2023	$—	$—	$—

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a). On March 6, 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its work on the CTLA-4 target under the collaboration. CytomX’s ongoing research collaboration with Bristol Myers Squibb, which includes multiple ongoing preclinical programs, including T-cell engagers, will continue.

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/2020	1.1

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	10/19/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

4.5	Form of Pre-Funded Warrant	8-K	7/3/2023	4.1

4.6	Form of Tranche Warrant	8-K	7/3/2023	4.2

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.3(d)#	Form of 2015 Plan Restricted Share Unit Award Grant Notice and Agreement	10-K	3/21/2022	10.3(d)

10.4(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.4(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

10.5#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.8#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Jeffrey Landau dated as of March 31, 2021.	10-Q	8/8/2023	10.3

10.9#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.10#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	5/9/2019	10.2

10.11#	Form of Amended and Restated Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and each of its executive officers other than Sean A. McCarthy.	10-Q	8/8/2023	10.2

10.12(a)	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.12(b)	Sublease Agreement dated as of March 24, 2023, by and between CytomX Therapeutics, Inc and Atomic AI, Inc.	10-Q	5/9/2023	10.1

10.13(a)	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.13(b)††	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.14(a)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol Myers Squibb Company.	10-Q	11/5/2020	10.2

10.14(b)†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol Myers Squibb.	10-Q	5/5/2017	10.1

10.14(c)†	Amendment No 2 to Collaboration and License Agreement, as amended, dated March 17, 2017, by and between the Company and Bristol Myers Squibb, effective as of February 22, 2021.	10-Q	5/6/2021	10.2

10.14(d)†	Amendment No 3 to Collaboration and License Agreement, dated May 23, 2014, by and between the Company and Bristol Myers Squibb Company, effective as of October 11, 2022.	10-Q	11/8/2022	10.6

10.15(a)†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.15(b)†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1

10.15(c)†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of March 31, 2017.	10-Q	11/6/2018	10.2

10.15(d)†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of January 3, 2018.	10-Q	11/6/2018	10.3

10.15(e)†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.	10-Q	8/7/2019	10.1

10.15(f)††	Transition Agreement effective as of August 22, 2023 by and between CytomX Therapeutics, Inc., and AbbVie Global Enterprises Ltd.	10-Q	11/7/2023	10.1

10.16(a)††	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.16(b)†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.16(c)††	Amendment No. 2 to the Collaboration and License Agreement, dated as of October 27, 2021, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.16(d)††	Amendment No. 3 to the Collaboration and License Agreement, dated as of May 18, 2023, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	8/8/2023	10.1

10.17††	Collaboration and License Agreement dated as of March 23, 2020, by and between CytomX Therapeutics, Inc. and Astellas Pharma Inc.	10-Q	5/7/2020	10.4

10.18(a)†	Research Collaboration Agreement dated as of January 8, 2014, by and between ImmunoGen, Inc. and CytomX Therapeutics, Inc., as amended by the First Amendment to Research Collaboration Agreement effective as of April 3, 2015.	S-1/A	10/2/2015	10.17

10.18(b)†	Second Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016	10-Q	11/6/2018	10.5

10.18(c)†	Third Amendment to the Research Collaboration Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of March 3, 2017.	10-Q	11/6/2018	10.6

10.19†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.20††	Collaboration and License Agreement dated as of November 16, 2022 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.	10-K	3/27/2023	10.24

10.21††	Collaboration and License Agreement dated as of December 30, 2022 by and between CytomX Therapeutics, Inc. and ModernaTX, Inc.	10-K	3/27/2023	10.25

10.22#††	Consulting Agreement effective as of December 14, 2020, by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh.	10-K	2/24/2021	10.24

10.23#	Retirement Agreement by and between CytomX Therapeutics, Inc and Dr. W. Michael Kavanaugh, dated as of December 1, 2020.	10-K	2/24/2021	10.25

10.24#	Consulting Agreement, effective as of April 1, 2021, by and between CytomX Therapeutics, Inc. and Dr. Charles Fuchs.	10-Q	5/6/2021	10.3

10.25	Consulting Agreement effective as of October 1, 2022, by and between CytomX Therapeutics, Inc. and Carlos Campoy.	10-Q	11/8/2022	10.1

10.26	Consulting Agreement effective as of September 13, 2022, by and between CytomX Therapeutics, Inc. and Amy C. Peterson, M.D.	10-Q	11/8/2022	10.2

10.27	Unit Purchase Agreement by and among the CytomX Therapeutics, Inc. and certain accredited investors named therein, dated June 29, 2023.	8-K	7/3/2023	10.1

19.1	Corporate Securities Trading Policy				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Executive Compensation Clawback Policy				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

CytomX Therapeutics, Inc.

Date: March 11, 2024	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Christopher W. Ogden
	Name:	Christopher W. Ogden
	Title:	Senior Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)

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

/s/ Sean A. McCarthy	Chief Executive Officer and Director	March 11, 2024
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Matthew P. Young	Director	March 11, 2024
Matthew P. Young

/s/ Alan Ashworth	Director	March 11, 2024
Alan Ashworth, Ph.D. FRS

/s/ Elaine V. Jones	Director	March 11, 2024
Elaine V. Jones, Ph.D.

/s/ James R. Meyers	Director	March 11, 2024
James R. Meyers

/s/ Mani Mohindru	Director	March 11, 2024
Mani Mohindru, Ph.D.

/s/ Halley E. Gilbert	Director	March 11, 2024
Halley E. Gilbert