Form 10-Q
period 2024-03-31
CytomX Therapeutics, Inc.
filed 2024-05-08
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
151 Oyster Point Blvd., Suite 400 South San Francisco, CA (Address of principal executive offices)	94080 (zip code)

(650) 515-3185

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

__________________________________

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

As of May 6, 2024, the registrant had 77,919,369 shares of common stock, $0.00001 par value per share, outstanding. This number does not include 6,923,077 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of May 6, 2024 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in July 2023.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$36,185	$17,171
Short-term investments	114,099	157,338
Accounts receivable	13,177	3,432
Prepaid expenses and other current assets	3,786	4,995
Total current assets	167,247	182,936
Property and equipment, net	3,567	3,958
Intangible assets, net	693	729
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	11,234	12,220
Other assets	80	83
Total assets	$184,687	$201,792
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,964	$1,458
Accrued liabilities	14,220	17,599
Operating lease liabilities - short term	4,724	4,589
Deferred revenue, current portion	123,628	132,267
Total current liabilities	144,536	155,913
Deferred revenue, net of current portion	59,743	80,048
Operating lease liabilities - long term	8,148	9,385
Other long term liabilities	3,940	3,893
Total liabilities	216,367	249,239
Commitments and contingencies (Note 9)
Stockholders' deficit:
Convertible preferred stock	—	—
Common stock	1	1
Additional paid-in capital	677,986	675,905
Accumulated other comprehensive (loss) income	(10)	95
Accumulated deficit	(709,657)	(723,448)
Total stockholders' deficit	(31,680)	(47,447)
Total liabilities and stockholders' deficit	$184,687	$201,792

__________________

(1)
The condensed balance sheet as of December 31, 2023 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$41,463	$23,499
Operating expenses:
Research and development	22,052	21,175
General and administrative	7,754	7,977
Total operating expenses	29,806	29,152
Income (Loss) from operations	11,657	(5,653)
Interest income	2,194	2,327
Other (expense) income, net	(11)	15
Income (Loss) before income taxes	13,840	(3,311)
Provision for income taxes	49	—
Net Income (loss)	13,791	(3,311)
Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of tax	(105)	16
Total comprehensive income (loss)	$13,686	$(3,295)

Net income (loss) per share:
Basic	$0.17	$(0.05)
Diluted	$0.17	$(0.05)
Shares used to compute net income (loss) per share
Basic	82,029,466	66,248,992
Diluted	82,630,020	66,248,992

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	67,310,838	$1	$675,905	$95	$(723,448)	$(47,447)
Exercise of stock options and release of RSUs	826,797	—	174	—	—	174
Stock-based compensation	—	—	1,907	—	—	1,907
Other comprehensive loss	—	—	—	(105)	—	(105)
Net income	—	—	—	—	13,791	13,791
Balance at March 31, 2024	68,137,635	$1	$677,986	$(10)	$(709,657)	$(31,680)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)
Release of RSUs	110,892	-	-	-	-	-
Stock-based compensation	-	-	2,409	-	-	2,409
Other comprehensive income	-	-	-	16	-	16
Net loss	-	-	-	-	(3,311)	(3,311)
Balance at March 31, 2023	66,338,938	$1	$639,526	$26	$(726,190)	$(86,637)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$13,791	$(3,311)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of intangible assets	36	36
Depreciation and amortization	431	559
Accretion of discounts on short-term investments	(1,866)	(1,535)
Stock-based compensation expense	1,907	2,409
Non-cash lease expense	986	901
Changes in operating assets and liabilities
Accounts receivable	(9,745)	34,896
Prepaid expenses and other assets	1,212	781
Accounts payable	581	(618)
Accrued liabilities and other long-term liabilities	(4,434)	(7,360)
Deferred revenue	(28,944)	(17,409)
Net cash (used in) provided by operating activities	(26,045)	9,349
Cash flows from investing activities:
Purchases of property and equipment	(115)	(48)
Purchases of short-term investments	—	(146,594)
Maturities of short-term investments	45,000	—
Net cash provided by (used in) investing activities	44,885	(146,642)
Cash flows from financing activities:
Proceeds from exercise of stock options	174	—
Net cash provided by financing activities	174	—
Net increase (decrease) in cash, cash equivalents and restricted cash	19,014	(137,293)
Cash, cash equivalents and restricted cash, beginning of period	18,088	194,567
Cash, cash equivalents and restricted cash, end of period	$37,102	$57,274

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing potent biologics designed to remain masked and inactive in healthy tissue and to be unmasked and preferentially activated in the tumor microenvironment. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class therapeutics created using its PROBODY® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique PROBODY technology platform is designed to enable “conditional activation” of antibody-based drugs in the tumor microenvironment across multiple therapeutic modalities. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances transparency in income tax disclosures. ASU 2023-09 require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

amendments are set to be effective for fiscal years beginning after December 15, 2024, and are required to be applied on a prospective basis. The Company is evaluating the impact on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$13,791	$(3,311)

Denominator:
Basic
Weighted-average common shares outstanding	67,606,389	66,248,992
Weighted-average pre-funded warrants	14,423,077	—
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	82,029,466	66,248,992
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	82,029,466	66,248,992
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	600,554	—
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	82,630,020	66,248,992

Net income (loss) per share
Basic	$0.17	$(0.05)
Diluted	$0.17	$(0.05)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023

Options and ESPP to purchase common stock	13,710,289	13,986,524
Common stock warrants	11,538,462	—
RSUs	227,525	1,539,053
Total	25,476,276	15,525,577

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		March 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$39,069	$—	$39,069
Restricted cash (money market funds)	Level I	917	—	917
U.S. Treasury Securities	Level II	114,109	(10)	114,099
Total		$154,095	$(10)	$154,085

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$17,109	$—	$17,109
Restricted cash (money market funds)	Level I	917	—	$917
U.S. Treasury Securities	Level II	157,243	95	$157,338
Total		$175,269	$95	$175,364

As of March 31, 2024, the remaining contractual terms of those investments are less than a year.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Research and clinical expenses	$7,701	$8,435
Payroll and related expenses	4,855	8,160
Legal and professional expenses	1,209	690
Other accrued expenses	455	314
Total	$14,220	$17,599

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
AbbVie	$—	$3,988
Amgen	1,279	1,776
Astellas	15,452	8,705
Bristol Myers Squibb	19,634	7,725
Regeneron	2,393	581
Moderna	2,705	724
Total revenue	$41,463	$23,499

AbbVie Ireland Unlimited Company

In April 2016, the Company and AbbVie entered into two agreements, a CD71 Co-Development and Licensing Agreement (the “CD71 Agreement”) and a Discovery Collaboration and Licensing Agreement (as amended and restated in June 2019, the “Discovery Agreement” and together with the CD71 Agreement the “AbbVie Agreements”). Under the terms of the CD71 Agreement, the Company and AbbVie were co-developing a conditionally activated antibody-drug conjugate (“ADC”), CX-2029, against CD71, with the Company being responsible for preclinical and early clinical development. AbbVie was to be responsible for later development and commercialization, with global late-stage development costs shared between the two companies. Under the CD71 Agreement, the Company has received in aggregate $100.0 million in upfront and milestone payments. AbbVie had entered into a license agreement with Seattle Genetics, Inc. (“SGEN”) to license certain intellectual property rights pursuant to which the Company was required to pay SGEN sublicense fees for certain milestone achievements and an annual maintenance fee. These sublicense fees were treated as reductions to the transaction price and combined with the performance obligation to which they relate.

In March 2023, the Company announced that it would evaluate the potential next steps for CX-2029 following the decision from AbbVie, to not advance CX-2029 into additional clinical studies. As a result of AbbVie’s decision, the 2016 CD71 License and Collaboration Agreement was terminated in May 2023 and the Company re-acquired full rights to CX-2029. The Company has completed the performance obligation under the CD71 Agreement as of March 31, 2023, and recognized the related remaining deferred revenue of $4.0 million in the first quarter of 2023.

In December 2022, the research on the two discovery targets under the Discovery Agreement concluded with no plans to advance the discovery targets into clinical studies or to pursue new programs. The Discovery Agreement was also terminated and all target rights have reverted back to CytomX.

In August 2023, the Company entered into a Transition Agreement (the “Transition Agreement”) with AbbVie Global Enterprises Ltd. ("AbbVie Global", an affiliate entity of AbbVie), pursuant to which the Company regained exclusive worldwide rights to develop CX-2029, a CD71-targeting conditionally activated antibody drug conjugate. The Transition Agreement supersedes the CD71 Agreement that was terminated in May 2023, and grants certain intellectual property rights from AbbVie Global to enable the continued development of CX-2029 by the Company for all human and nonhuman diagnostic, prophylactic, and therapeutic uses. Pursuant to the Transition Agreement, AbbVie

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Global is eligible to receive tiered sales royalties for CX-2029 ranging from the low-to-mid single digit percentages. In the fourth quarter of 2023, the Company decided to not to make any further substantial investments in the CX-2029 program in the near-term but continues to view CD71 as a target of strategic interest, including novel next-generation strategies.

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

In October 2021, CytomX and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products. In each of May 2023 and March 2024, CytomX and Amgen executed an amendment to the Amgen Agreement to extend the target selection period for Amgen to select its additional targets for research and development as further discussed below.

Under the terms of the Amgen Agreement, as amended, the Company and Amgen will co-develop a conditionally activated T-cell engagers (“TCEs”) targeting epidermal growth factor receptor (the “EGFR Products”). The Company is responsible for early-stage development of EGFR Products and Amgen will be responsible for late-stage development and commercialization of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear a certain percentage of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is also eligible to receive up to $460.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States. In January 2022, the IND for the EGFR product (CX-904) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”).

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

At the initiation of the collaboration, CytomX had the option to select from programs specified in the Amgen Agreement, an existing preclinical stage TCE product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program and this program is currently in preclinical development. CytomX is responsible, at its expense, for converting this program to a conditionally activated TCE product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

As of March 31, 2024 and December 31, 2023, deferred revenue related to the EGFR Products performance obligation was $11.5 million and $12.8 million, respectively. Deferred revenue related to the Amgen Other Products performance obligation was immaterial as of March 31, 2024 and December 31, 2023.

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

In January 2023, the Company announced that it achieved a clinical candidate milestone under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2023 as the Company had completed its related performance obligation of the collaboration target which resulted in the clinical candidate nomination for further development. In March 2024, the Company announced that it achieved the good laboratory practices ("GLPs") toxicology milestone for this candidate which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of the collaboration target. Also, in March 2024, the Company announced that it achieved a clinical candidate milestone for a second collaboration target under the Astellas Agreement which triggered an additional $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of the collaboration target which resulted in the clinical candidate nomination for further development.

As of March 31, 2024 and December 31, 2023, deferred revenue relating to the Astellas Agreement was $27.6 million and $31.0 million, respectively. The amount due from Astellas under the Astellas Agreement was $12.1 million as of March 31, 2024 which included the $10.0 million of milestone payments earned in March 2024, and $2.2 million as of December 31, 2023.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

In March 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its collaboration license on the CTLA-4 target under the collaboration. As of March 31, 2024, the Company is eligible to receive approximately $1.8 billion in contingent payments for development, regulatory and sales milestones for the ongoing collaboration programs.

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, deferred revenue relating to the BMS Agreement was $100.3 million and $119.9 million, respectively.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

As of March 31, 2024 and December 31, 2023, deferred revenue relating to the Moderna Agreement was $21.5 million and $24.2 million, respectively.

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

As of March 31, 2024 and December 31, 2023, deferred revenue relating to the Regeneron Agreement was $22.5 million and $24.4 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $1.0 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the three months ended March 31, 2024 and 2023:

Deferred Revenue
(in thousands)
December 31, 2023	$212,315
Additions	2,266
Revenue recognized	(31,210)
March 31, 2024	$183,371

December 31, 2022	$301,326
Additions	869
Revenue recognized	(18,278)
March 31, 2023	$283,917

The Company expects that the $183.4 million of deferred revenue related to the following contracts as of March 31, 2024 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $11.5 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2026.
•
The $27.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $100.3 million of deferred revenue related to the BMS Agreement is expected to be recognized through the second quarter of 2025.
•
The $21.5 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized until 2027.
•
The $22.5 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

7. License Agreement

UCSB Agreement

In August 2010, the Company entered into an exclusive, worldwide license agreement with University of California, Santa Barbara (“UCSB”), relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering PROBODY antibodies and other pro-proteins (the “UCSB Agreement”). Pursuant to the UCSB Agreement, the Company is obligated to (i) make royalty payments to UCSB on net sales of its products covered under the agreement, subject to annual minimum amounts, (ii) make milestone payments to UCSB upon the occurrence of certain events, (iii) make a milestone payment to UCSB upon occurrence of an IPO or change of control, and (iv) reimburse UCSB for prosecution and maintenance of the licensed patents. As part of the UCSB Agreement, the Company has annual minimum royalty obligations of $0.2 million under the terms of certain exclusive licensed patent rights. In April 2019, the Company entered into Amendment No.3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No.3”). Under the terms of Amendment No.3, the Company and UCSB agreed to modify the determination of sublicense revenues payable by the Company to UCSB on certain existing collaboration agreements and on collaboration agreements executed subsequent to Amendment No.3. In exchange, the Company agreed to make an upfront payment of $1.0 million as well as additional annual license maintenance fees of $0.8 million through 2031.

In March 2024, the Company incurred $0.6 million of sublicense fees triggered by achieving the GLP toxicology studies milestone for the first clinical candidate which was nominated by Astellas in 2023, as well as by achieving the clinical candidate nomination milestone for a second collaboration target under the Astellas Agreement.

For the three months ended March 31, 2024 and 2023, the Company incurred sublicense expenses of $1.6 million and $1.1 million, respectively, under the provisions of the UCSB Agreement.

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

In April 2024, the Company incurred a $5.0 million milestone payable to ImmunoGen with respect to achieving the milestone of dosing the first patient for CX-2051 under the ImmunoGen 2019 License Agreement.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

8. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the three months ended March 31, 2024 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2023	12,949,612	$7.16
Options granted	1,780,000	1.68
Options exercised	(119,874)	1.57
Option forfeited/expired	(303,341)	11.03
Balance at March 31, 2024	14,306,397	$6.44

The Company recorded $1.4 million and $1.9 million of stock-based compensation expense related to the stock option plans for the three months ended March 31, 2024 and 2023, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the three months ended March 31, 2024 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	1,400,529	$2.40
RSU's awarded	1,117,333	1.62
RSU's vested	(706,923)	2.14
RSU's cancelled	(28,139)	1.76
Balance at March 31, 2024	1,782,800	$2.02

The Company recorded $0.4 million and $0.4 million of stock-based compensation expense related to the TRSUs for the three months end March 31, 2024 and 2023, respectively.

Performance-based RSUs ("PSUs")

2022 PSU

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted was set to occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% are set to vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). In December 2023, the Company determined that the performance conditions for 2022-Tranche 1 was satisfied and the award was vested in December 2023. As a result, the Company recorded $55,000 and the remaining $128,000 compensation cost for the 2022-Tranche 1 award for the year ended December 31, 2022 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company determined that it is probable that the performance conditions for the 2022-Tranche 2 will be satisfied and recorded $19,000 and $106,000 compensation cost for the award for the three months ended March 31, 2024 and for the fiscal year 2023, respectively.

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through March 31, 2024.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through March 31, 2024.

Activities for the Company’s PSUs for the three months ended March 31, 2024, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	875,000	$2.41
PSU's awarded	810,000	1.66
Balance at March 31, 2024	1,685,000	$2.05

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Research and development	$707	$961
General and administrative	1,200	1,448
Total stock-based compensation expense	$1,907	$2,409

9. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the PROBODY® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. On October 30, 2023, Magistrate Judge Burke issued a Report & Recommendation that recommended granting Company’s motion to dismiss all counts of the complaint. In January 2024, the case was transferred to a new Judge and the case will remain stayed pending a ruling by the trial judge on the Magistrate’s Report & Recommendation. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of March 31, 2024.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses through December 31, 2023.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $3.9 million in long term liabilities for the proposed tax assessment, penalties and interest through March 31, 2024. Of the unrecognized tax benefits as of March 31, 2024, approximately $3.9 million would affect the Company’s effective tax rate if recognized. In addition, utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. The Company

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

11. Subsequent Event

In February 2020, the Company entered into the Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell its common stock, at par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time upon the Company’s request, through an at the market offering under which Jefferies will act as sales agent. Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement. In April 2024, under the Sales Agreement, the Company sold 2,270,608 shares at an average price of $2.20 per share and received net proceeds of approximately $4.8 million after deducting the 3.0% sales commission and related issuance cost.

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, CytomX issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. On May 1, 2024, BVF exercised its right to purchase 7.5 million shares of common stock at an exercise price of $0.00001 per share.

CytomX Therapeutics, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2024. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company focused on developing novel, conditionally activated, masked biologics designed to be preferentially unmasked and activated in the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our PROBODY® therapeutic technology platform, we lead the field of masked, conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development. Our vision is to transform lives with safer, more effective therapies with the goal to address major unmet needs in oncology.

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

We are employing our leading, masking platform technology to address some of the biggest challenges in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening therapeutic window for novel T-cell engagers (“TCEs”) targeting solid tumors, and increasing the therapeutic index for immune modulators such as cytokines. We are also exploring the potential for our PROBODY platform in preclinical research in areas outside of oncology, including in our collaboration with Moderna.

We have utilized our PROBODY therapeutic platform and masking technology to build a promising, broad pipeline of potential first-in-class and best-in-class clinical-stage molecules. These are CX-904, a conditionally activated, PROBODY® TCE, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells; CX-2051, an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”); and CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”). Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but have been limited in their utilization due to systemic toxicities. We have incorporated our significant, multi-modality masking expertise and clinical learnings to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localized conditional activation.

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

On May 8, 2024, we reported a Phase 1a data update based on an April 16, 2024 data cutoff. As of the data cutoff, the CX-904-101 study had enrolled 35 patients with advanced metastatic solid tumor types that are generally known to express EGFR, including pancreatic, colorectal (CRC), non-small cell lung cancer (NSCLC), head and neck squamous cell carcinoma (HNSCC), gastric, and esophageal cancers. Patients enrolled in the study were heavily pre-treated and had a median of 4 prior lines of therapy. 19 patients were enrolled into initial non-step dosing cohorts with target doses ranging from 0.007 mg to 6 mg, and 16 patients were subsequently enrolled into step-dosing cohorts with target doses ranging from 5 mg to 10 mg and with tocilizumab prophylaxis. Enrollment into a cohort with a target dose of 15 mg is ongoing.

CytomX Therapeutics, Inc.

As of the cutoff date, CX-904 demonstrated a favorable safety profile that supports administration and monitoring of enrolled patients in an outpatient setting.1 There were no observed cases of cytokine release syndrome (CRS) of any grade in step-dosing cohorts as of the cutoff date. In non-step dosing cohorts, only Grade 1 CRS was observed in patients treated at the highest dose of 6 mg. Overall, the most common treatment-related adverse events (TRAEs) were rash, arthralgia, arthritis, pruritis, and vomiting, the majority of which were low grade, being observed in 14 (40%), 13 (37%), 5 (14%), 5 (14%) and 5 (14%) of patients, respectively. Grade 3 adverse events were tenosynovitis (n=1), arthralgia (n=2), arthritis (n=1), rash (n=1).

As of the April 16, 2024 data cutoff, 8 patients had measurable tumor reduction per RECIST 1.1, including 2 of 6 efficacy-evaluable patients (33%) with pancreatic cancer with confirmed partial responses. All 6 efficacy-evaluable patients with pancreatic cancer achieved disease control (objective response or stable disease). For the two patients with a confirmed partial response, one patient (6 mg target dose) achieved an 83% tumor reduction. A second patient (5 mg target dose) with a confirmed response achieved a 51% tumor reduction and remained on study treatment as of the data cutoff. In addition, a third pancreatic cancer patient maintained stable disease with no evidence of tumor growth through 3.5 months of study treatment, remaining on treatment as of the data cutoff.

Preliminary pharmacokinetic and pharmacodynamic data were consistent with the PROBODY TCE mechanism of action, including maintained masking in circulation, and CD8+ T-cell margination and tumor infiltration.

CX-904 Phase 1a dose escalation and optimization continues, with future enrollment focused on determining a recommended Phase 2 dose, or doses. We expect to provide an additional Phase 1a dose escalation update by the end of 2024. These additional data will inform discussions with CytomX partner, Amgen, towards initiation of Phase 1b expansion cohorts in specific EGFR positive tumor types.

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

The IND for CX-2051 was cleared by the FDA in January 2024 and Phase 1 clinical initiation in EpCAM expressing solid tumors, including CRC commenced in April 2024. The Phase 1 dose escalation will follow a Bayesian Optimal Interval (BOIN) design and is intended to demonstrate clinical proof of concept to potentially move into dose expansion studies in 2025.

Another wholly-owned product candidate is CX-801, an interferon ("IFN") alpha-2b PROBODY. IFNα2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNα2b that has the potential to become a cornerstone of combination therapy for a wide range of tumor types. The IND for CX-801 was cleared by the FDA in January 2024 and initiation of Phase 1 dose escalation in solid tumors including melanoma, renal, and head and neck squamous cell carcinoma is expected in the first half of 2024. In Phase 1 dose escalation, we will use a BOIN design to evaluate safety and signs of clinical activity for CX-801 and progress into combinations, where CX-801 has the potential to be cornerstone of therapy, including in combination with checkpoint inhibitors. On May 7, 2024 CytomX announced a clinical collaboration with Merck to evaluate CX-801 in combination with KEYTRUDA® in the Phase 1 study.

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

_______________________________

1 In-patient monitoring is not required following treatment at cleared dose levels

CytomX Therapeutics, Inc.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines, TCEs, and mRNAs reflecting the versatility of our PROBODY platform. We currently have more than 15 active drug discovery and/or development programs.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $709.7 million and $723.4 million, respectively.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. There are no material changes to our critical accounting policies and estimates as presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Revenue

CytomX Therapeutics, Inc.

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$3,988	$(3,988)
Amgen	1,279	1,776	(497)
Astellas	15,452	8,705	6,747
Bristol Myers Squibb	19,634	7,725	11,909
Regeneron	2,393	581	1,812
Moderna	2,705	724	1,981
Total revenue	$41,463	$23,499	$17,964

The increase in revenue of $18.0 million for the three months ended March 31, 2024 compared to the corresponding period of 2023 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing targets;
•
An increase in revenue under the Astellas Agreement primarily driven by two milestone payments of $5.0 million each, triggered in March 2024. One was related to the nomination of a second clinical candidate while the other was related to the milestone achievement of GLP toxicology study of the first clinical candidate. Astellas revenue in the first quarter of 2023 included the $5.0 million milestone for the 1st clinical candidate nomination achieved in the collaboration;
•
An increase in revenue under the Regeneron Agreement and Moderna Agreement driven by higher percentage of completion of research collaboration programs that commenced in 2023.
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	$1,212	$437	$775
CX-2051 (EpCAM)	3,081	2,343	738
CX-801 (IFNα2b)	999	3,964	(2,965)
CX-2029 (CD71)	48	707	(659)
Other programs	3,137	1,319	1,818
General research and development expenses	4,013	3,365	648
Total external costs	12,490	12,135	355
Internal costs	9,562	9,040	522
Total research and development expenses	$22,052	$21,175	$877

Research and development expenses increased by $0.9 million for the three months ended March 31, 2024, compared to the corresponding period of 2023. This was primarily due to increased laboratory contract services and manufacturing activities related to CX-904, CX-2051

CytomX Therapeutics, Inc.

and other wholly owned and partnered programs, as well as consulting, personnel and license related expenses, offset by decreased manufacturing activities for CX-801 program and winding down of clinical study activities related to the CX-2009 and CX-2029 programs.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
General and administrative	$7,754	$7,977	$(223)

General and administrative expenses decreased by $0.2 million for the three months ended March 31, 2024, compared to the corresponding period of 2023, primarily due to lower rent as a result of partial sublease of the Company’s headquarters.

Interest Income and Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Interest income	$2,194	$2,327	$(133)
Other income (expense), net	(11)	15	(26)
Total interest income and other expense	$2,183	$2,342	$(159)

Total interest income was $2.2 million for the three months ended March 31, 2024, compared to $2.3 million in the corresponding period of 2023.

Income Taxes

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Provision for income taxes	$49	$—	$49

The $0.1 million tax provision represented the interest accrued for the three months ended March 31,2024 related to the proposed assessment received from the state of California for the years 2017 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $150.3 million and an accumulated deficit of $709.7 million, compared to cash, cash equivalents and short-term investments of $174.5 million and an accumulated deficit of $723.4 million as of December 31, 2023. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement. We collected the two milestones payment totaled $10.0 million in April 2024. In April 2024, we sold 2,270,608 shares at an average price of $2.20 per share under our at-the-market offering and received net proceeds of approximately $4.8 million after deducting the 3.0% sales commission and related issuance cost.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations to the end of 2025. However, if the anticipated operating results and future financing are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk

CytomX Therapeutics, Inc.

Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(26,045)	$9,349
Net cash provided by (used in) investing activities	44,885	(146,642)
Net cash provided by financing activities	174	-
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,014	$(137,293)

Cash Flows from Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $26.0 million, which consisted of a net income of $13.8 million and non-cash charges of $1.5 million, adjusted by a net decrease of $41.3 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $1.9 million in stock-based compensation, $1.0 million in non-cash lease expense, $0.5 million in depreciation and amortization, partially offset by $1.9 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $28.9 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $3.9 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments;
•
a decrease of $9.7 million in cashflows from accounts receivable primarily related to the $10.0 million milestones receivable in the current quarter for the second clinical candidate nomination and the initiation of GLP toxicology study for the first nominated clinical candidate under the Astellas Agreement; offset by
•
an increase $1.2 million in cashflows from prepaid and other current assets primarily due to decrease in advance payments due to timing of payment.

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

CytomX Therapeutics, Inc.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $44.9 million consisted of $45.0 million of proceeds from the maturities of short-term investments partially offset by $0.1 million of capital expenditures used to purchase property and equipment.

During the three months ended March 31, 2023, cash used in investing activities was $146.6 million used to purchase short-term investments.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities was $0.2 million consisted of proceeds from the exercise of stock options.

During the three months ended March 31, 2023, there were no financing activities.

Contractual Obligations

During the three months ended March 31, 2024, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trial of CX-904, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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

CytomX Therapeutics, Inc.

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
•
Any future pandemic could adversely impact our business, including our research, development, including clinical trials, manufacturing and financial condition.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $709.7 million and $723.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

CytomX Therapeutics, Inc.

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

As of March 31, 2024, we had cash, cash equivalents and investments of $150.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations to the end of 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

CytomX Therapeutics, Inc.

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

To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements, including, more recently, the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received in a private placement of our common stock, warrants and pre-funded warrants in July 2023. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. Further, we currently have a limited number of authorized shares of common stock available for issuance in future financings and we will be limited in our ability to issue additional shares of our common stock without obtaining the approval of our stockholders for an increase to the number of shares of authorized common stock. Although we have filed a proxy statement containing a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 150,000,000 to 300,000,000, which would increase the number of shares of common stock remaining for issuance, and intend to seek our stockholders’ approval of that proposal at our annual meeting of stockholders, which we expect will be held on May 15, 2024, there can be no assurance that such approval will be granted. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, when we issue shares of common stock upon exercise of the pre-funded warrants, Tranche 1 warrants and Tranche 2 warrants (collectively, the Tranche 1 warrants and Tranche 2 warrants, the “Tranche Warrants”) issued in our July 2023 private placement, our existing stockholders will suffer dilution and such dilutive impact may be difficult to compute. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

CytomX Therapeutics, Inc.

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

We are very early in our development efforts, including with CX-904 and CX-2051 currently continuing in early-stage clinical development. We received clearance to proceed for an IND filed for CX-801, and are in the process of initiating a Phase 1 clinical trial for that product candidate. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

CytomX Therapeutics, Inc.

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
•
delays or difficulties in the manufacturing of our product candidates;
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

Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trial of CX-904, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. In May 2024, we disclosed initial data from our ongoing Phase 1a dose

CytomX Therapeutics, Inc.

escalation clinical trial of CX-904. The clinical trial continues to enroll patients and we cannot provide any assurance that future data in this Phase 1 clinical trial or any subsequent clinical trials of CX-904 will confirm the early results generated in this ongoing clinical trial.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates, including CX-904, CX-2051 and CX-801. In May 2024, we disclosed initial data from our ongoing Phase 1a dose escalation clinical trial for CX-904. There can be no assurance that unexpected adverse events will not occur in our ongoing trials, including the ongoing Phase 1 clinical trial of CX-904, or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

In May 2020, we announced that CX-2029 was generally well tolerated at doses up to 3 mg/kg with the most common TRAEs being infusion related reactions, anemia and neutropenia/leukopenia. Grade 3 or greater hematologic TRAEs, anemia and neutropenia, were dose dependent, with anemia being managed with transfusions and supportive care. In January 2023, we announced that the safety results for CX-2029 for the three ongoing expansion cohorts were consistent with previous observations, with no new safety signals identified. The most common TRAEs in 10% or more of patients (All Grade, Grade 3+) were anemia (82.6%, 76.1%), infusion related reactions (70.7%, 3.3%), neutropenia (23.9%, 17.4%), fatigue (17.4%, 1.1%), nausea (13.0%, 1.1%), and diarrhea (10.9%, 0%). There was 1 febrile neutropenia event (Grade 3) reported. In March 2023, our collaboration partner, AbbVie decided to not advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement. CytomX re-acquired full rights to CX-2029, however, in the fourth quarter of 2023, the Company decided to not to make any further significant investments in the solid tumor CX-2029 program in the near-term, but continues to have a strategic interest in the CD71 target, including next-generation approaches.

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2022 we initiated a first-in-human Phase 1 clinical trial with CX-904 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable dose for CX-904 or for CX-2051 and CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for CX-904, CX-2029, CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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

CytomX Therapeutics, Inc.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There can be no assurance that

CytomX Therapeutics, Inc.

new or further trials with our current or future drug candidates will not be adversely affected by a limited patient population. Our clinical trials of CX-2029 studied patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. The clinical trials for our molecules also compete with thousands of clinical trials with alternative anti-cancer drugs in similar classes (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trials of CX-904 and CX-2051 are also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators will face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

In addition, we currently contract manufacturing operations to third parties, and certain of our product candidates are manufactured by and will in the future be manufactured by third parties outside the U.S., including in China. For example, we have a contract with a third-party manufacturer located in China for product candidates, including CX-2051 and CX-801, and accordingly we are exposed to the possibility of drug product supply disruption, delay and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We plan to continue to develop a pipeline of product candidates using our proprietary PROBODY platform. We believe that product candidates (including cancer immunotherapies, conditionally activated ADCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our PROBODY platform is ongoing, including the research resulting from our ongoing clinical trials for CX-904 and CX-2051.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, Pfizer, Regeneron and others to develop certain PROBODY therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2023, AbbVie terminated the collaboration agreement for CX-2029 and the ongoing discovery agreement we had entered into with them in 2016. Our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. For example, in January 2023, Bristol Myers Squibb announced that it would deprioritize the Phase 2 clinical program for BMS-986249 and advance the BMS-986288 into a Phase 2 program, and on March 6, 2024, Bristol Myers Squibb notified us that it would not continue the BMS-986288 program. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement. Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Janux Therapeutics, Roche, Takeda, Werewolf Therapeutics, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, Daiichi Sankyo, Gilead, Merck & Co., Mersana Therapeutics, Pfizer, Roche Holding Ltd. Seagen and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations any resurgence of the COVID-19 pandemic or emergence of other pandemics may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

CytomX Therapeutics, Inc.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 2, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

In connection with the implementation of the necessary practices and procedures related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate before our management is required to furnish the annual report on the effectiveness of our internal control over financial reporting. Our testing, or the testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 28% of our outstanding common stock. In addition, in our July 2023 private placement, a certain holder of 5% or more of our capital stock acquired pre-funded warrants and accompanying Tranche Warrants to purchase shares of our common stock. Until exercised, the shares issuable upon the exercise of the pre-funded warrants and the Tranche Warrants are not included in the number of our outstanding shares of common stock. If such holder exercises their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be

CytomX Therapeutics, Inc.

able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

CytomX Therapeutics, Inc.

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

General Risk Factors

Any future pandemic could adversely impact our business, including our research, development, including clinical trials, manufacturing and financial condition.

The impact of future pandemics could severely impact the business, research, development and manufacturing for us and our partners including ongoing or planned clinical trials for CX-904, CX-2051 and CX-801, and clinical trials of our partners. For example, in December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and spread to multiple countries, including the United States and European and Asia-Pacific countries. As a result, our operations and the operations of our partners were impacted for a substantial period of time. Future pandemics may incur similar or more severe disruptions and impacts. These disruptions and impacts may include:

•
delays or difficulties in research activities or obtaining necessary supplies to enable research;
•
delays or difficulties in clinical site initiation for any clinical trials we or our partners decide to initiate, including CX-904, CX-2051 and CX-801, including difficulties in recruiting clinical site investigators and clinical site staff and clinical trial enrollment;
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
•
difficulty in interpreting clinical data due to patients being infected by pandemic disease;
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

CytomX Therapeutics, Inc.

•
changes in local regulations as part of a response to a pandemic outbreak which may require us or our partners to change the ways in which clinical trials are conducted, which may result in unexpected costs, or cause us or our partners to discontinue the clinical trials altogether;
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We cannot be certain of the impact of any future pandemic on our business or make any assurance that research, development or manufacturing of our product candidates will not be delayed, discontinued or otherwise impacted.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

There can be no assurance that our and our third-party service providers’ risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of Confidential Information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of Confidential Information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail.

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

CytomX Therapeutics, Inc.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On March 26, 2024, Sean A. McCarthy, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on June 01, 2023, for the sale of up to 109,768 shares of the Company’s common stock until February 07, 2025.

CytomX Therapeutics, Inc.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/19/2015	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CytomX Therapeutics, Inc.	8-K	6/23/2020	3.1

3.3	Amended and Restated Bylaws of CytomX Therapeutics, Inc., effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1††	Amendment No. 4 to the Collaboration and License Agreement, dated as of March 28, 2024, by and between CytomX Therapeutics, Inc. and Amgen, Inc.				X

31.1	Certification of Chief Executive Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: May 8, 2024	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Senior Vice President, Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)