Form 10-Q
period 2024-06-30
CytomX Therapeutics, Inc.
filed 2024-08-08
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 31, 2024, the registrant had 78,117,601 shares of common stock, $0.00001 par value per share, outstanding. This number does not include 6,923,077 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of July 31, 2024 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in July 2023.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2024	2023
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$43,247	$17,171
Short-term investments	93,935	157,338
Accounts receivable	2,775	3,432
Prepaid expenses and other current assets	3,123	4,995
Total current assets	143,080	182,936
Property and equipment, net	3,316	3,958
Intangible assets, net	656	729
Goodwill	949	949
Restricted cash	917	917
Operating lease right-of-use asset	10,225	12,220
Other assets	76	83
Total assets	$159,219	$201,792
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$611	$1,458
Accrued liabilities	13,620	17,599
Operating lease liabilities - short term	4,861	4,589
Deferred revenue, current portion	123,766	132,267
Total current liabilities	142,858	155,913
Deferred revenue, net of current portion	36,710	80,048
Operating lease liabilities - long term	6,885	9,385
Other long term liabilities	3,993	3,893
Total liabilities	190,446	249,239
Commitments and contingencies (Note 9)
Stockholders' deficit:
Convertible preferred stock	—	—
Common stock	1	1
Additional paid-in capital	684,967	675,905
Accumulated other comprehensive (loss) income	(4)	95
Accumulated deficit	(716,191)	(723,448)
Total stockholders' deficit	(31,227)	(47,447)
Total liabilities and stockholders' deficit	$159,219	$201,792

__________________

(1)
The condensed balance sheet as of December 31, 2023 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$25,115	$24,724	$66,578	$48,223
Operating expenses:
Research and development	25,172	20,671	47,224	41,846
General and administrative	8,395	7,401	16,149	15,378
Total operating expenses	33,567	28,072	63,373	57,224
Income (Loss) from operations	(8,452)	(3,348)	3,205	(9,001)
Interest income	1,971	2,308	4,165	4,635
Other (expense) income, net	(2)	(47)	(12)	(32)
Income (Loss) before income taxes	(6,483)	(1,087)	7,358	(4,398)
Provision for income taxes	51	—	101	—
Net Income (loss)	(6,534)	(1,087)	7,257	(4,398)
Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of tax	6	9	(99)	25
Total comprehensive income (loss)	$(6,528)	$(1,078)	$7,158	$(4,373)

Net income (loss) per share:
Basic	$(0.08)	$(0.02)	$0.09	$(0.07)
Diluted	$(0.08)	$(0.02)	$0.09	$(0.07)
Shares used to compute net income (loss) per share
Basic	84,880,632	66,536,202	83,455,047	66,393,391
Diluted	84,880,632	66,536,202	84,115,530	66,393,391

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	67,310,838	$1	$675,905	$95	$(723,448)	$(47,447)
Exercise of stock options and release of RSUs	826,797	—	174	—	—	174
Stock-based compensation	—	—	1,907	—	—	1,907
Other comprehensive loss	—	—	—	(105)	—	(105)
Net income	—	—	—	—	13,791	13,791
Balance at March 31, 2024	68,137,635	1	677,986	(10)	(709,657)	(31,680)
Exercise of stock options and release of RSUs	12,477	—	20	—	—	20
Issuance of common stock under the ESPP	196,930	—	236	—	—	236
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	2,270,608	—	4,843	—	—	4,843
Exercise of pre-funded warrants	7,499,951	—	—	—	—	—
Stock-based compensation	—	—	1,882	—	—	1,882
Other comprehensive loss	—	—	—	6	—	6
Net loss	—	—	—	—	(6,534)	(6,534)
Balance at June 30, 2024	78,117,601	$1	$684,967	$(4)	$(716,191)	$(31,227)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)
Release of RSUs	110,892	—	—	—	—	—
Stock-based compensation	—	—	2,409	—	—	2,409
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(3,311)	(3,311)
Balance at March 31, 2023	66,338,938	1	639,526	26	(726,190)	(86,637)
Exercise of stock options	16,535	—	26	—	—	26
Release of RSUs	212,312	—	—	—	—	—
Issuance of common stock under the ESPP	199,994	—	291	—	—	291
Stock-based compensation	—	—	2,371	—	—	2,371
Other comprehensive loss	—	—	—	9	—	9
Net loss	—	—	—	—	(1,087)	(1,087)
Balance at June 30, 2023	66,767,779	1	642,214	35	(727,277)	(85,027)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,257	$(4,398)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of intangible assets	73	73
Depreciation and amortization	853	1,132
Accretion of discounts on short-term investments	(3,304)	(3,260)
Stock-based compensation expense	3,789	4,780
Non-cash lease expense	1,995	1,823
Changes in operating assets and liabilities
Accounts receivable	657	34,083
Prepaid expenses and other assets	1,879	2,362
Accounts payable	(847)	(1,774)
Accrued liabilities and other long-term liabilities	(6,107)	(10,477)
Deferred revenue	(51,839)	(40,173)
Net cash used in operating activities	(45,594)	(15,829)
Cash flows from investing activities:
Purchases of property and equipment	(211)	(565)
Purchases of short-term investments	(93,392)	(220,037)
Maturities of short-term investments	160,000	100,000
Net cash provided by (used in) investing activities	66,397	(120,602)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,843	—
Proceeds from employee purchase plan and exercise of stock options	430	317
Net cash provided by financing activities	5,273	317
Net increase (decrease) in cash, cash equivalents and restricted cash	26,076	(136,114)
Cash, cash equivalents and restricted cash, beginning of period	18,088	194,567
Cash, cash equivalents and restricted cash, end of period	$44,164	$58,453

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing potent biologics designed to remain masked and inactive in healthy tissue and to be unmasked and preferentially activated in the tumor microenvironment. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class therapeutics created using its PROBODY® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique PROBODY technology platform is designed to enable “conditional activation” of masked antibody-based drugs in the tumor microenvironment across multiple therapeutic modalities. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(6,534)	$(1,087)	$7,257	$(4,398)

Denominator:
Basic
Weighted-average common shares outstanding	77,957,506	66,536,202	76,531,921	66,393,391
Weighted-average pre-funded warrants	6,923,126	—	6,923,126	—
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	84,880,632	66,536,202	83,455,047	66,393,391
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	84,880,632	66,536,202	83,455,047	66,393,391
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	—	—	660,482	—
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	84,880,632	66,536,202	84,115,530	66,393,391

Net income (loss) per share
Basic	$(0.08)	$(0.02)	$0.09	$(0.07)
Diluted	$(0.08)	$(0.02)	$0.09	$(0.07)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Options and ESPP to purchase common stock	14,517,509	14,091,647	13,729,742	14,039,714
Common stock warrants	11,538,462	—	11,538,462	—
RSUs	1,898,792	1,594,493	193,786	1,566,926
Total	27,954,762	15,686,140	25,461,991	15,606,640

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and Level II assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash and U.S. Treasury securities that are included in cash equivalents or short-term investments.

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$23,446	$—	$23,446
Restricted cash (money market funds)	Level I	917	—	917
U.S. Treasury Securities	Level II	113,831	(4)	113,827
Total		$138,194	$(4)	$138,190

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$17,109	$—	$17,109
Restricted cash (money market funds)	Level I	917	—	$917
U.S. Treasury Securities	Level II	157,243	95	$157,338
Total		$175,269	$95	$175,364

As of June 30, 2024, the remaining contractual terms of those investments are less than a year.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Research and clinical expenses	$5,465	$8,435
Payroll and related expenses	5,736	8,160
Legal and professional expenses	2,217	690
Other accrued expenses	202	314
Total	$13,620	$17,599

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
AbbVie	$—	$—	$—	$3,988
Amgen	994	1,720	2,274	3,496
Astellas	5,492	5,350	20,944	14,055
Bristol Myers Squibb	13,433	13,879	33,065	21,603
Regeneron	2,636	1,754	5,029	2,335
Moderna	2,560	2,021	5,266	2,746
Total revenue	$25,115	$24,724	$66,578	$48,223

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

Under the terms of the Amgen Agreement, as amended, the Company and Amgen will co-develop a conditionally activated T-cell engager (“TCE”) targeting epidermal growth factor receptor (the “EGFR Products”). The Company is responsible for early-stage development of EGFR Products and Amgen will be responsible for late-stage development and commercialization of EGFR Products. Following early-stage development, the Company will have the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would bear a certain percentage of the worldwide development costs for EGFR Products and Amgen would bear the rest of such costs (the “EGFR Co-Development Option”). If the Company exercises its EGFR Co-Development Option, the Company will share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company chooses not to exercise its EGFR Co-Development Option, the Company will not bear any costs of later stage development. The Company is also eligible to receive up to $460.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company exercises its EGFR Co-Development option, it shall receive a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States. In January 2022, the IND for the EGFR product (CX-904) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”) and the program continues in an ongoing Phase 1 study.

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

As of June 30, 2024 and December 31, 2023, deferred revenue related to the EGFR Products performance obligation was $10.5 million and $12.8 million, respectively. Deferred revenue related to the Amgen Other Products performance obligation was immaterial as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, deferred revenue relating to the Astellas Agreement was $23.6 million and $31.0 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.5 million as of June 30, 2024 and $2.2 million as of December 31, 2023.

Bristol Myers Squibb Company

On May 23, 2014, the Company and Bristol Myers Squibb Company (“Bristol Myers Squibb”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s PROBODY therapeutic technology, including the target CTLA-4. The effective date of the BMS Agreement was July 7, 2014.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

In March 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its collaboration license on the CTLA-4 target under the collaboration. BMS-986288 was Bristol Myers Squibb’s leading next generation PROBODY CTLA-4 program that it had previously prioritized over BMS-986249, which was a PROBODY version of ipilumamab.

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it has no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. The Company continues to be obligated to perform research work under Amendment 2 executed in February 2021 for multiple ongoing research programs.

As of June 30, 2024, the Company is eligible to receive approximately $1.3 billion in contingent payments for development, regulatory and sales milestones for the ongoing collaboration programs.

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price as of June 30, 2024.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023, deferred revenue relating to the BMS Agreement was $86.8 million and $119.9 million, respectively.

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

As of June 30, 2024 and December 31, 2023, deferred revenue relating to the Moderna Agreement was $19.1 million and $24.2 million, respectively. The amount due from Moderna under the Moderna Agreement was $0.2 million as of June 30, 2024 and $0 as of December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, deferred revenue relating to the Regeneron Agreement was $20.4 million and $24.4 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $1.0 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2024 and 2023:

Deferred Revenue
(in thousands)
December 31, 2023	$212,315
Additions	4,212
Revenue recognized	(56,051)
June 30, 2024	$160,476

December 31, 2022	$301,326
Additions	2,514
Revenue recognized	(42,687)
June 30, 2023	$261,153

The Company expects that the $160.5 million of deferred revenue related to the following contracts as of June 30, 2024 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $10.5 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2026.
•
The $23.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $86.8 million of deferred revenue related to the BMS Agreement is expected to be recognized through the second quarter of 2025.
•
The $19.1 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized until 2027.
•
The $20.4 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

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

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, CytomX issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. On May 1, 2024, BVF exercised its right to purchase 7.5 million shares of common stock through its pre-funded warrants at an exercise price of $0.00001 per share.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

The following table summarizes the Company's outstanding warrants as of June 30, 2024:

	Pre-funded Warrants		Tranche 1 Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Warrants Outstanding	6,923,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24

In the May 2024 annual meeting of stockholders, the Company's authorized shares of common stock were approved to increase from 150,000,000 shares to 300,000,000 shares.

8. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the six months ended June 30, 2024 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2023	12,949,612	$7.16
Options granted	2,261,000	1.72
Options exercised	(132,351)	1.58
Option forfeited/expired	(570,064)	10.62
Balance at June 30, 2024	14,508,197	$6.23

The Company recorded $1.5 million and $1.7 million of stock-based compensation expense related to the stock options for the three months ended June 30, 2024 and 2023, respectively.

The Company recorded $2.9 million and $3.6 million of stock-based compensation expense related to the stock option plans for the six months ended June 30, 2024 and 2023, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the six months ended June 30, 2024 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	1,400,529	$2.40
RSU's awarded	1,195,833	1.64
RSU's vested	(706,923)	2.14
RSU's cancelled	(70,874)	1.82
Balance at June 30, 2024	1,818,565	$2.02

The Company recorded $0.4 million and $0.5 million of stock-based compensation expense related to the TRSUs for the three months ended June 30, 2024 and 2023, respectively.

The Company recorded $0.8 million and $1.0 million of stock-based compensation expense related to the TRSUs for the six months ended June 30, 2024 and 2023, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Performance-based RSUs ("PSUs")

2022 PSU

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted was set to occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% are set to vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). In December 2023, the Company determined that the performance conditions for 2022-Tranche 1 was satisfied and the award was vested in December 2023. As a result, the Company recorded $55,000 and the remaining $128,000 compensation cost for the 2022-Tranche 1 award for the year ended December 31, 2022 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company determined that it is probable that the performance conditions for the 2022-Tranche 2 will be satisfied and recorded $19,000, $38,000 and $106,000 compensation cost for these awards for the three and six months ended June 30, 2024 and for the fiscal year 2023, respectively.

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through June 30, 2024.

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through June 30, 2024.

Activities for the Company’s PSUs for the six months ended June 30, 2024, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	875,000	$2.41
PSU's awarded	810,000	1.66
Balance at June 30, 2024	1,685,000	$2.05

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$655	$914	$1,363	$1,875
General and administrative	1,227	1,457	2,426	2,905
Total stock-based compensation expense	$1,882	$2,371	$3,789	$4,780

9. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleges that the Company's use, offers to sell, and/or sales of the PROBODY® technology platform for basic research applications constitutes infringement. The complaint seeks unspecified monetary damages. In September 2022, the Company filed a motion

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

to dismiss the case and the Court granted the parties’ stipulation to stay all pending case deadlines until that motion is finally resolved. On October 30, 2023, Magistrate Judge Burke issued a Report & Recommendation that recommended granting Company’s motion to dismiss all counts of the complaint. In January 2024, the case was transferred to a new Judge and the case will remain stayed pending a ruling by the trial judge on the Magistrate’s Report & Recommendation. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of June 30, 2024.

10. License Agreement

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

For the three and six months ended June 30, 2024, the Company incurred sublicense expenses of $0.1 million and $1.6 million under the provisions of the UCSB Agreement. For the three and six months ended June 30, 2023, the Company incurred sublicense expenses of $0 and $1.1 million under the provisions of the UCSB Agreement.

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

In April 2024, the Company incurred a $5.0 million milestone payment to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for CX-2051 under the ImmunoGen 2019 License Agreement.

11. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses through December 31, 2023.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.0 million in long term liabilities for the proposed tax assessment, penalties and interest through June 30, 2024. Of the unrecognized tax benefits as of June 30, 2024, approximately $4.0 million would affect the Company’s effective tax rate if recognized. In addition, utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. The Company filed a protest to

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company focused on developing novel, conditionally activated, masked biologics designed to be preferentially unmasked and activated in the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our PROBODY® therapeutic technology platform, we lead the field of masked, conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development in the biopharmaceutical industry. Our vision is to transform lives with safer, more effective therapies with the goal to address major unmet needs in oncology.

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

On May 8, 2024, we reported initial Phase 1a data based on an April 16, 2024 data cutoff. As of the data cutoff, the CX-904-101 study had enrolled 35 patients with advanced metastatic solid tumor types that are generally known to express EGFR, including pancreatic, colorectal (CRC), non-small cell lung cancer (NSCLC), head and neck squamous cell carcinoma (HNSCC), gastric, and esophageal cancers. Patients enrolled in the study were heavily pre-treated and had a median of 4 prior lines of therapy. 19 patients were enrolled into initial non-step dosing cohorts with target doses ranging from 0.007 mg to 6 mg, and 16 patients were subsequently enrolled into step-dosing cohorts with

CytomX Therapeutics, Inc.

target doses ranging from 5 mg to 10 mg and with tocilizumab prophylaxis. As of the April 16, 2024 data cutoff enrollment into a cohort with a target dose of 15 mg was ongoing.

As of the cutoff date, CX-904 demonstrated a favorable safety profile. There were no observed cases of cytokine release syndrome (CRS) of any grade in step-dosing cohorts as of the cutoff date. In non-step dosing cohorts, only Grade 1 CRS was observed in patients treated at the highest dose of 6 mg. Overall, the most common treatment-related adverse events (TRAEs) were rash, arthralgia, arthritis, pruritis, and vomiting, the majority of which were low grade, being observed in 14 (40%), 13 (37%), 5 (14%), 5 (14%) and 5 (14%) of patients, respectively. Grade 3 adverse events were tenosynovitis (n=1), arthralgia (n=2), arthritis (n=1), rash (n=1).

As of the April 16, 2024 data cutoff, 8 patients had measurable tumor reduction per RECIST 1.1, including 2 of 6 efficacy-evaluable patients (33%) with pancreatic cancer with confirmed partial responses. All 6 efficacy-evaluable patients with pancreatic cancer achieved disease control (objective response or stable disease). For the two patients with a confirmed partial response, one patient (6 mg target dose) achieved an 83% tumor reduction. A second patient (5 mg target dose) with a confirmed response achieved a 51% tumor reduction and remained on study treatment as of the data cutoff. In addition, a third pancreatic cancer patient maintained stable disease with no evidence of tumor growth through 3.5 months of study treatment, and remained on treatment as of the data cutoff.

Preliminary pharmacokinetic and pharmacodynamic data were consistent with the PROBODY TCE mechanism of action, including maintained masking in circulation, and CD8+ T-cell margination and tumor infiltration.

The CX-904 Phase 1 dose escalation is ongoing with enrollment focused in patients with pancreatic ductal carcinoma, non-small cell lung cancer, and head and neck squamous cell carcinoma across multiple target dose cohorts with a focus on determining a recommended Phase 1b dose, or doses. A CX-904 Phase 1 program update is expected by the end of 2024, including a potential decision, to initiate Phase 1b expansion cohorts in specific EGFR positive tumor types.

Our pipeline also includes CX-2051, a wholly-owned conditionally activated, PROBODY ADC paired with a next-generation camptothecin payload (Topoisomerase-1 inhibitor) and directed toward the epithelial cellular adhesion molecule (EpCAM). CX-2051 is licensed from AbbVie (formerly ImmunoGen). CX-2051 has been tailored to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated a wide predicted therapeutic index and strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer.

The IND for CX-2051 was cleared by the FDA in January 2024 and Phase 1 clinical initiation in EpCAM expressing solid tumors, including CRC commenced in April 2024. As of August 2024, the third cohort in the Phase 1 study had been opened with early enrollment focused primarily in CRC. The Phase 1 dose escalation is intended to demonstrate clinical proof of concept to potentially move into dose expansion studies in 2025. Initial Phase 1 data for CX-2051 is expected in the first half of 2025.

Another wholly-owned product candidate is CX-801, an interferon ("IFN") alpha-2b PROBODY. IFNα2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNα2b that has the potential to become a cornerstone of combination therapy for a wide range of tumor types. The IND for CX-801 was cleared by the FDA in January 2024, and in June 2024 the first clinical site for the CX-801 Phase 1 dose escalation study in solid tumors was activated. The Phase 1 dose escalation study will enroll patients with melanoma, renal cell carcinoma, and head and neck squamous cell carcinoma. In Phase 1 dose escalation, we will evaluate safety and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In second quarter of 2024, CytomX announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of CX-801 in combination with KEYTRUDA® in the Phase 1 study.

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

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $716.2 million and $723.4 million, respectively.

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

We also account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will be more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and investments, and accretion of discounts or amortization of premiums on our investments.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses resulting from changes to currency exchange rates.

CytomX Therapeutics, Inc.

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	Change		2024	2023	Change
	(in thousands)				(in thousands)
AbbVie	$—	$—	$		$—	$3,988	$(3,988)
Amgen	994	1,720		(726)	2,274	3,496	(1,222)
Astellas	5,492	5,350		142	20,944	14,055	6,889
Bristol Myers Squibb	13,433	13,879		(446)	33,065	21,603	11,462
Regeneron	2,636	1,754		882	5,029	2,335	2,694
Moderna	2,560	2,021		539	5,266	2,746	2,520
Total revenue	$25,115	$24,724		$391	$66,578	$48,223	$18,355

The increase in revenue of $0.4 million for the three months ended June 30, 2024 compared to the corresponding period of 2023 was primarily due to an increase in revenue under the Regeneron Agreement and Moderna Agreement driven by higher percentage of completion of research collaboration programs that commenced in 2023.

The increase in revenue of $18.4 million for the six months ended June 30, 2024 compared to the corresponding period of 2023 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing targets;
•
An increase in revenue under the Astellas Agreement primarily driven by two milestone payments of $5.0 million each, triggered in March 2024. One was related to the nomination of a second clinical candidate while the other was related to the milestone achievement of GLP toxicology study initiation for the first clinical candidate. Astellas revenue in the first quarter of 2023 included the $5.0 million milestone for the 1st clinical candidate nomination achieved in the collaboration;
•
An increase in revenue under the Regeneron Agreement and Moderna Agreement driven by higher percentage of completion of research collaboration programs that commenced in 2023.
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-904 (EGFRxCD3)	$1,976	$406	$1,570	$3,188	$842	$2,346
CX-2051 (EpCAM)	4,670	2,643	2,027	7,751	4,986	2,765
CX-801 (IFNα2b)	605	4,095	(3,490)	1,604	8,058	(6,454)
CX-2029 (CD71)	336	353	(17)	384	1,060	(676)
Other programs	1,291	2,447	(1,156)	4,428	3,767	661
General research and development expenses	7,348	1,891	5,457	11,360	5,257	6,103
Total external costs	16,226	11,835	4,391	28,715	23,970	4,745
Internal costs	8,946	8,836	110	18,509	17,876	633
Total research and development expenses	$25,172	$20,671	$4,501	$47,224	$41,846	$5,378

Research and development expenses increased by $4.5 million and $5.4 million for the three and six months ended June 30, 2024 compared to the corresponding periods of 2023. This was primarily due to:

CytomX Therapeutics, Inc.

•
a $5.0 million milestone payment to AbbVie (formerly ImmunoGen) in the current period, included in the general research and development expenses, for dosing the first patient for CX-2051 in Phase 1 under the ImmunoGen 2019 License Agreement;
•
increase in manufacturing activities for the CX-2051 program and clinical trial activities for the CX-904 program;
•
increase in consulting and personnel related expenses, offset by
•
decrease in laboratory contract services and manufacturing activities for the CX-801 program and winding down of clinical study activities related to the CX-2029 and CX-2009 programs.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
General and administrative	$8,395	$7,401	$994	$16,149	$15,378	$771

General and administrative expenses increased by $1.0 million for the three months ended June 30, 2024, compared to the corresponding period of 2023, primarily due to higher consulting expenses, personnel related expenses and intellectual property related legal services expenses.

General and administrative expenses increased by $0.8 million for the six months ended June 30, 2024, compared to the corresponding period of 2023, primarily due to higher consulting expenses, personnel related expenses and intellectual property related legal services expenses partially offset by lower rent as a result of partial sublease of the Company’s headquarters started in March 2023.

Interest Income and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Interest income	$1,971	$2,308	$(337)	$4,165	$4,635	$(470)
Other income (expense), net	(2)	(47)	45	(12)	(32)	20
Total interest income and other expense	$1,969	$2,261	$(292)	$4,153	$4,603	$(450)

Interest income decreased by $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods of 2023 was primarily driven by lower interest rates and the lower cash and cash equivalents and short-term investments position as compared to the corresponding periods.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Provision for income taxes	$51	$—	$51	$101	$—	$101

The $0.1 million and $0.1 million tax provision represented the interest accrued for the three and six months ended June 30, 2024, respectively, related to the proposed assessment received from the state of California for the years 2017 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $137.2 million and an accumulated deficit of $716.2 million, compared to cash, cash equivalents and short-term investments of $174.5 million and an accumulated deficit of $723.4 million as of December 31, 2023. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common

CytomX Therapeutics, Inc.

stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement. We collected the two milestones payment totaled $10.0 million in April 2024. In April 2024, we sold 2,270,608 shares at an average price of $2.20 per share under our at-the-market offering and received net proceeds of approximately $4.8 million after deducting the 3.0% sales commission and related issuance cost.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(45,594)	$(15,829)
Net cash provided by (used in) investing activities	66,397	(120,602)
Net cash provided by financing activities	5,273	317
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,076	$(136,114)

Cash Flows from Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $45.6 million, which consisted of a net income of $7.3 million and non-cash charges of $3.4 million, adjusted by a net decrease of $56.3 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $3.8 million in stock-based compensation, $2.0 million in non-cash lease expense, $0.9 million in depreciation and amortization, partially offset by $3.3 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $51.8 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $7.0 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments; offset by
•
an increase of $2.5 million in cashflows from accounts receivable, prepaid and other current assets primarily due to decrease in advance payments due to timing of payment.

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
•
an increase of $2.4 million in cashflows from prepaid and other current assets primarily due to a decrease in advance payments to our third party manufacturing vendors and timing of payments.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $66.4 million, which consisted of $160.0 million of proceeds from the maturities of short-term investments partially offset by $93.4 million used in the purchase of short-term investments and $0.2 million of capital expenditures used to purchase property and equipment.

During the six months ended June 30, 2023, cash used in investing activities was $120.6 million, which consisted of $220.0 million used in the purchase of short-term investments and $0.6 million of capital expenditures used to purchase property and equipment, partially offset by $100.0 million in proceeds received upon the maturity of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $5.2 million, which consisted of $4.8 million of net proceeds from issuance of common stock, net of issuance costs and $0.4 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the six months ended June 30, 2023, cash provided by financing activities consisted of $0.3 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the six months ended June 30, 2024, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $716.2 million and $723.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2024, we had cash, cash equivalents and investments of $137.2 million. We believe that our existing capital resources will be sufficient to fund our planned operations to the end of 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

CytomX Therapeutics, Inc.

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
•
reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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

We are very early in our development efforts, including with CX-904 and CX-2051 currently continuing in early-stage clinical development. We received clearance to proceed for an IND filed for CX-801 and are in the process of initiating enrollment in a Phase 1 clinical trial for that product candidate. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

CytomX Therapeutics, Inc.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. In May 2024, we disclosed initial data from our ongoing Phase 1a dose escalation clinical trial of CX-904. The clinical trial continues to enroll patients and we cannot provide any assurance that future data in this Phase 1 clinical trial or any subsequent clinical trials of CX-904 will confirm the early results generated in this ongoing clinical trial.

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

CytomX Therapeutics, Inc.

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

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2022 we initiated a first-in-human Phase 1 clinical trial with CX-904 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable dose for CX-904 or for CX-2051 and CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for CX-904, CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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

CytomX Therapeutics, Inc.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There can be no assurance that new or further trials with our current or future drug candidates will not be adversely affected by a limited patient population. Our clinical trials of CX-904, CX-2051 and CX-801 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. The clinical trials for our molecules also compete with thousands of clinical trials with alternative anti-cancer drugs in similar classes (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trials of CX-904, CX-2051 and CX-801 are also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators will face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

We will continue to conduct clinical trials and contract with third-party manufacturers in foreign countries, including China, which could expose us to risks that could have a material adverse effect on the success of our business.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our PROBODY therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-904, CX-2051 and CX-801 we will need to manufacture them in large quantities. There can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-904, CX-2051 or CX-801 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s

CytomX Therapeutics, Inc.

bridging requirements, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to continue to develop a pipeline of product candidates using our proprietary PROBODY platform. We believe that product candidates (including cancer immunotherapies, conditionally activated ADCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our PROBODY platform is ongoing, including the research resulting from our ongoing clinical trials for CX-904, CX-2051and CX-801.

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

In addition, the scientific evidence to support the feasibility of developing product candidates against novel, difficult to drug targets, is both preliminary and limited. For example, our understanding of the expression of our drug targets in both healthy and diseased tissues is still developing. As a result, we cannot provide any assurance that we will be able to successfully identify and advance any product candidates to target novel, difficult-to-drug targets.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

royalties, if any, derived from future products developed from our research. If our development partners do not select additional targets and we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights. Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights. Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2023, AbbVie terminated our 2016 CD71 License and Collaboration Agreement, and from time to time some of our research programs have been terminated by our partners. The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, in March 2024, Bristol Myers Squibb notified us that it would not continue the BMS-986288 program and we will not receive any milestone or other payments from them on this program.

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

Since commencing operations, we have entered into several collaboration agreements. Most recently, in November 2022 and December 2022, we entered into strategic collaborations with Regeneron and Moderna, respectively. From time to time, we may consider additional strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. In July 2022, in connection with our announcement of Phase 2 topline results for praluzatamab ravtansine, we communicated our plans to seek collaborators to advance the program further, however, we have not obtained a collaborator for that program. The competition for collaborators is intense and there can be no assurances that we will be able to secure any collaboration for praluzatamab ravtansine or any other program. The negotiation process for strategic collaborations is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if,

CytomX Therapeutics, Inc.

for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

CytomX Therapeutics, Inc.

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

In addition, principal investigators for our clinical trials may be asked to serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

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

CytomX Therapeutics, Inc.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Janux Therapeutics, Roche, Takeda, Werewolf Therapeutics, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, Daiichi Sankyo, Gilead, Merck & Co., Mersana Therapeutics, Pfizer, Roche Holding Ltd., and Takeda. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our chief executive officer and chairman. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. In particular, as a result of the COVID-19 pandemic, the ability of employees to engage in a remote working environment increased the competitive landscape across the country for us in seeking qualified employees. Employees are now able to consider opportunities across the country and it may be more difficult to hire employees. Furthermore, it is more difficult to engage employees in Company culture and build working rapport when they are working remotely. As a result, it may be more difficult to retain employees on a long-term basis. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research

CytomX Therapeutics, Inc.

institutions, government entities and other organizations, especially as job opportunities in the biotechnology industry increase in the San Francisco Bay Area and across the country.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We have a substantial number of issued patents and pending patent applications, some of which are co-owned with a third party, covering our PROBODY platforms and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the patent family co-owned with UCSB that covers certain PROBODY and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes patents and patent applications that cover compositions and methods related to the screening for and identification of the masks that we incorporate into some of our PROBODY candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any emergence of other pandemics may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $1.04 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

CytomX Therapeutics, Inc.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 37% of our outstanding common stock. In addition, in our July 2023 private placement, a certain holder of 5% or more of our capital stock acquired pre-funded warrants and accompanying Tranche Warrants to purchase shares of our common stock. Until fully exercised or expired, the shares issuable upon the exercise of the pre-funded warrants and the Tranche Warrants are not included in the number of our outstanding shares of common stock. If such holder exercises their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

CytomX Therapeutics, Inc.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc., effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1††	Amendment No.1 to the Collaboration and License Agreement effective as of June 28, 2024 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)