Form 10-Q
period 2024-09-30
CytomX Therapeutics, Inc.
filed 2024-11-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 31, 2024, the registrant had 78,258,879 shares of common stock, $0.00001 par value per share, outstanding. This number does not include 6,923,077 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of October 31, 2024 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in July 2023.

2

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

4

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$40,576	$17,171
Short-term investments	77,012	157,338
Accounts receivable	3,352	3,432
Prepaid expenses and other current assets	3,240	4,995
Total current assets	124,180	182,936
Property and equipment, net	2,942	3,958
Intangible assets, net	620	729
Goodwill	949	949
Restricted cash	1,027	917
Operating lease right-of-use asset	9,193	12,220
Other assets	70	83
Total assets	$138,981	$201,792
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,422	$1,458
Accrued liabilities	16,742	17,599
Operating lease liabilities - short term	5,001	4,589
Deferred revenue, current portion	96,063	132,267
Total current liabilities	119,228	155,913
Deferred revenue, net of current portion	33,556	80,048
Operating lease liabilities - long term	5,596	9,385
Other long term liabilities	4,053	3,893
Total liabilities	162,433	249,239
Commitments and contingencies (Note 9)
Stockholders' deficit:
Convertible preferred stock	—	—
Common stock	1	1
Additional paid-in capital	686,962	675,905
Accumulated other comprehensive income	40	95
Accumulated deficit	(710,455)	(723,448)
Total stockholders' deficit	(23,452)	(47,447)
Total liabilities and stockholders' deficit	$138,981	$201,792

__________________

(1)
The condensed balance sheet as of December 31, 2023 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$33,432	$26,384	$100,010	$74,607
Operating expenses:
Research and development	21,368	16,448	68,592	58,294
General and administrative	7,953	6,813	24,102	22,191
Total operating expenses	29,321	23,261	92,694	80,485
Income (loss) from operations	4,111	3,123	7,316	(5,878)
Interest income	1,693	2,699	5,858	7,334
Other (expense) income, net	(7)	(7)	(19)	(39)
Income before income taxes	5,797	5,815	13,155	1,417
Provision for income taxes	61	2,823	162	2,823
Net income (loss)	5,736	2,992	12,993	(1,406)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	44	(98)	(55)	(73)
Total comprehensive income (loss)	$5,780	$2,894	$12,938	$(1,479)

Net income (loss) per share:
Basic	$0.07	$0.04	$0.15	$(0.02)
Diluted	$0.07	$0.04	$0.15	$(0.02)
Shares used to compute net income (loss) per share
Basic	85,093,227	80,731,951	84,005,093	71,225,433
Diluted	85,204,709	80,991,722	84,428,843	71,225,433

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	67,310,838	$1	$675,905	$95	$(723,448)	$(47,447)
Exercise of stock options and release of RSUs	826,797	—	174	—	—	174
Stock-based compensation	—	—	1,907	—	—	1,907
Other comprehensive loss	—	—	—	(105)	—	(105)
Net income	—	—	—	—	13,791	13,791
Balance at March 31, 2024	68,137,635	1	677,986	(10)	(709,657)	(31,680)
Exercise of stock options and release of RSUs	12,477	—	20	—	—	20
Issuance of common stock under the ESPP	196,930	—	236	—	—	236
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	2,270,608	—	4,843	—	—	4,843
Exercise of pre-funded warrants	7,499,951	—	—	—	—	—
Stock-based compensation	—	—	1,882	—	—	1,882
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(6,534)	(6,534)
Balance at June 30, 2024	78,117,601	1	684,967	(4)	(716,191)	(31,227)
Release of RSUs	115,000	—	—	—	—	—
Stock-based compensation	—	—	1,995	—	—	1,995
Other comprehensive income	—	—	—	44	—	44
Net income	—	—	—	—	5,736	5,736
Balance at September 30, 2024	78,232,601	$1	$686,962	$40	$(710,455)	$(23,452)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)
Release of RSUs	110,892	—	—	—	—	—
Stock-based compensation	—	—	2,409	—	—	2,409
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(3,311)	(3,311)
Balance at March 31, 2023	66,338,938	1	639,526	26	(726,190)	(86,637)
Exercise of stock options	16,535	—	26	—	—	26
Release of RSUs	212,312	—	—	—	—	—
Issuance of common stock under the ESPP	199,994	—	291	—	—	291
Stock-based compensation	—	—	2,371	—	—	2,371
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(1,087)	(1,087)
Balance at June 30, 2023	66,767,779	1	642,214	35	(727,277)	(85,027)
Release of RSUs	105,000	—	—	—	—	—
Issuance pre-funded warrants and warrants, net of issuance cost	—	—	29,669	—	—	29,669
Stock-based compensation	—	—	1,226	—	—	1,226
Other comprehensive loss	—	—	—	(98)	—	(98)
Net income	—	—	—	—	2,992	2,992
Balance at September 30, 2023	66,872,779	$1	$673,109	$(63)	$(724,285)	$(51,238)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$12,993	$(1,406)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	109	109
Depreciation and amortization	1,246	1,580
Accretion of discounts on short-term investments	(4,524)	(5,193)
Stock-based compensation expense	5,784	6,006
Non-cash lease expense	3,027	2,765
Changes in operating assets and liabilities
Accounts receivable	80	33,567
Prepaid expenses and other assets	1,768	2,732
Accounts payable	(36)	(1,098)
Accrued liabilities and other long-term liabilities	(4,074)	(8,465)
Deferred revenue	(82,696)	(64,669)
Net cash used in operating activities	(66,323)	(34,072)
Cash flows from investing activities:
Purchases of property and equipment	(230)	(574)
Purchases of short-term investments	(105,706)	(312,966)
Maturities of short-term investments	190,501	150,000
Net cash provided by (used in) investing activities	84,565	(163,540)
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants and tranche warrants, net of issuance costs	—	29,669
Proceeds from issuance of common stock, net of issuance costs	4,843	—
Proceeds from employee purchase plan and exercise of stock options	430	317
Net cash provided by financing activities	5,273	29,986
Net increase (decrease) in cash, cash equivalents and restricted cash	23,515	(167,626)
Cash, cash equivalents and restricted cash, beginning of period	18,088	194,567
Cash, cash equivalents and restricted cash, end of period	$41,603	$26,941

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

The condensed results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash represents a standby letter of credit issued pursuant to an office lease and value added tax return.

Revenue Recognition

The Company’s revenues are primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses for the Company’s technology or programs, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

Segment

The Company derives revenues through its collaboration and license agreements and determined that it operates as a single reportable segment which primarily focus on clinical and pre-clinical research programs. The Chief Operating Decision Maker ("CODM") primarily reviews the Company’s financial information on an aggregate basis. All long-lived assets are maintained in the United States of America.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which enhances transparency in income tax disclosures. ASU 2023-07 requires entities to provide incremental disclosures, if applicable, related to a public entity's reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segment. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, which enable users of financial statements to better understand

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

the entity's measurement and assessment of segment performance and resource allocation. The new guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company will adopt the ASU for its 2024 Form 10-K. The ASU is required to be applied on a retrospective basis. The Company is evaluating the impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances transparency in income tax disclosures. ASU 2023-09 require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company will adopt the ASU for its 2025 Form 10-K on a prospective basis. The Company is evaluating the impact on its financial statements.

3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period. Diluted net loss per share is the same as basic net loss per share in the period when the effect of the potentially dilutive securities is anti-dilutive. The pre-funded warrants are included in both the basic and diluted EPS calculation.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$5,736	$2,992	$12,993	$(1,406)

Denominator:
Basic
Weighted-average common shares outstanding	78,170,101	66,779,192	77,081,967	66,523,404
Weighted-average pre-funded warrants	6,923,126	13,952,759	6,923,126	4,702,029
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	85,093,227	80,731,951	84,005,093	71,225,433
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	85,093,227	80,731,951	84,005,093	71,225,433
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	111,482	259,771	423,750	—
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	85,204,709	80,991,722	84,428,843	71,225,433

Net income (loss) per share
Basic	$0.07	$0.04	$0.15	$(0.02)
Diluted	$0.07	$0.04	$0.15	$(0.02)

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Options and ESPP to purchase common stock	14,583,619	13,863,671	14,262,791	14,046,593
Common stock warrants	11,538,462	11,162,208	11,538,462	3,720,736
RSUs	1,738,213	884,232	217,727	1,659,636
Total	27,860,294	25,910,111	26,018,980	19,426,965

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$28,212	$—	$28,212
Restricted cash (money market funds)	Level I	1,027	—	1,027
U.S. Treasury Securities	Level II	89,349	40	89,389
Total		$118,588	$40	$118,628

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$17,109	$—	$17,109
Restricted cash (money market funds)	Level I	917	—	917
U.S. Treasury Securities	Level II	157,243	95	157,338
Total		$175,269	$95	$175,364

As of September 30, 2024, the remaining contractual terms of those investments are less than a year.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Research and clinical expenses	$7,366	$8,435
Payroll and related expenses	7,410	8,160
Legal and professional expenses	1,674	690
Other accrued expenses	292	314
Total	$16,742	$17,599

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
AbbVie	$—	$—	$—	$3,988
Amgen	(783)	1,627	1,491	5,124
Astellas	2,553	4,630	23,497	18,685
Bristol Myers Squibb	22,977	14,028	56,042	35,630
Regeneron	2,896	2,913	7,925	5,249
Moderna	5,789	3,186	11,055	5,931
Total revenue	$33,432	$26,384	$100,010	$74,607

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

As of September 30, 2024 and December 31, 2023, deferred revenue related to the EGFR Products performance obligation was $11.3 million and $12.8 million, respectively. Revenue is recognized over the estimated research period using an input measure based on our actual full-time employee ("FTE") hours incurred as a percentage of projected FTE hours for completing the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. In the three months ended September 30, 2024, we revised the estimated FTE hours-to-completion for the EGFR Products performance obligation which resulted in a cumulative adjustment to revenue which was a $0.8 million reduction of revenue in the period. Such adjustments have

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

impacted and will continue to impact the amounts and timing of our revenue recognized. Deferred revenue related to the Amgen Other Products performance obligation was immaterial as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, deferred revenue relating to the Astellas Agreement was $22.2 million and $31.0 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.1 million as of September 30, 2024 and $2.2 million as of December 31, 2023.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

As of September 30, 2024, the Company is eligible to receive approximately $1.3 billion in contingent payments for development, regulatory and sales milestones for the ongoing collaboration programs.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, deferred revenue relating to the BMS Agreement was $63.9 million and $119.9 million, respectively.

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

As of September 30, 2024 and December 31, 2023, deferred revenue relating to the Moderna Agreement was $14.2 million and $24.2 million, respectively. The amount due from Moderna under the Moderna Agreement was $1.1 million as of September 30, 2024 and $0 as of December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, deferred revenue relating to the Regeneron Agreement was $18.0 million and $24.4 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $1.0 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2024 and 2023:

Deferred Revenue
(in thousands)
December 31, 2023	$212,315
Additions	6,652
Revenue recognized	(89,348)
September 30, 2024	$129,619

December 31, 2022	$301,326
Additions	3,921
Revenue recognized	(68,590)
September 30, 2023	$236,657

The Company expects that the $129.6 million of deferred revenue related to the following contracts as of September 30, 2024 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $11.3 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2027.
•
The $22.2 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $63.9 million of deferred revenue related to the BMS Agreement is expected to be recognized through the second quarter of 2025.
•
The $14.2 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized until 2027.
•
The $18.0 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

7. Common Stock

In February 2020, the Company entered into the Open Market Sale Agreement (as amended on each of March 4, 2022 and August 9, 2024, the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell its common stock, at par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time upon the Company’s request, through an at the market offering under which Jefferies will act as sales agent. Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement. In April 2024, under the Sales Agreement, the Company sold 2,270,608 shares at an average price of $2.20 per share and received net proceeds of approximately $4.8 million after deducting the 3.0% sales commission and related issuance cost.

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

The following table summarizes the Company's outstanding warrants as of September 30, 2024:

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

8. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the nine months ended September 30, 2024 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2023	12,949,612	$7.16
Options granted	2,371,000	1.70
Options exercised	(132,351)	1.58
Option forfeited/expired	(618,940)	10.20
Balance at September 30, 2024	14,569,321	$6.19

The Company recorded $1.5 million and $0.5 million of stock-based compensation expense related to the stock options for the three months ended September 30, 2024 and 2023, respectively.

The Company recorded $4.4 million and $4.1 million of stock-based compensation expense related to the stock option plans for the nine months ended September 30, 2024 and 2023, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the nine months ended September 30, 2024 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	1,400,529	$2.40
RSU's awarded	1,195,833	1.64
RSU's vested	(706,923)	2.14
RSU's cancelled	(73,929)	1.82
Balance at September 30, 2024	1,815,510	$2.02

The Company recorded $0.4 million and $0.5 million of stock-based compensation expense related to the TRSUs for the three months ended September 30, 2024 and 2023, respectively.

The Company recorded $1.1 million and $1.5 million of stock-based compensation expense related to the TRSUs for the nine months ended September 30, 2024 and 2023, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Performance-based RSUs ("PSUs")

2022 PSU

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted was set to occur upon attaining certain specific milestones by December 2023 (“2022-Tranche 1”), and the remaining 50% are set to vest upon attaining certain specific milestones by December 2024 (“2022-Tranche 2”). In December 2023, the Company determined that the performance conditions for 2022-Tranche 1 was satisfied and the award was vested in December 2023. As a result, the Company recorded $55,000 and the remaining $128,000 compensation cost for the 2022-Tranche 1 award for the year ended December 31, 2022 and 2023, respectively. In August 2024, the Company determined that the performance conditions for the 2022-Tranche 2 had been satisfied and the award was vested in August 2024. As a result the Company recorded $38,000 and $77,000 compensation cost for the three and nine months ended September 30, 2024 and $106,000 for the fiscal year 2023, respectively.

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through September 30, 2024.

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through September 30, 2024.

Activities for the Company’s PSUs for the nine months ended September 30, 2024, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	875,000	$2.41
PSU's awarded	810,000	1.66
PSU's released	(115,000)	1.59
Balance at September 30, 2024	1,570,000	$2.09

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$691	$126	$2,054	$2,001
General and administrative	1,304	1,100	3,730	4,005
Total stock-based compensation expense	$1,995	$1,226	$5,784	$6,006

9. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC (“Vytacera”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleged that the Company's use, offers to sell, and/or sales of the PROBODY® technology platform for

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

basic research applications constituted infringement. The complaint sought unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case. On October 17, 2024, the Court dismissed the case. Vytacera may appeal. The Company believes that the lawsuit is without merit and intends to vigorously defend itself through any appeal. The Company does not believe a loss is probable and has not recorded any amount as a contingent liability for claims associated with this lawsuit as of September 30, 2024.

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

For the three and nine months ended September 30, 2024, the Company incurred sublicense expenses of $0 and $1.6 million, respectively, under the provisions of the UCSB Agreement. For the three and nine months ended September 30, 2023, the Company incurred sublicense expenses of $0 and $1.1 million under the provisions of the UCSB Agreement.

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

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.1 million in long term liabilities for the proposed tax assessment, penalties and interest through September 30, 2024. Of the unrecognized tax benefits as of September 30, 2024, approximately $4.1 million would affect the Company’s effective tax rate if recognized. In addition, utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

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

Our proprietary, versatile, multi-modality PROBODY technology platform is designed to enable conditional activation of potent masked biologic therapeutic candidates within the tumor microenvironment, while minimizing drug activity in healthy tissues and circulation. Our platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often dysregulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our PROBODY therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor.

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

We have utilized our PROBODY therapeutic platform and masking technology to build a promising, broad pipeline of potential first-in-class and best-in-class clinical-stage molecules. These are CX-904, a conditionally activated, PROBODY® TCE, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells; CX-2051, an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”); and CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”). Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but have been limited in their utilization due to systemic toxicities. We have incorporated our significant, multi-modality masking expertise and clinical learnings to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localized, conditional activation.

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

In the ongoing CX-904 Phase 1a dose escalation study, the 15 mg target step-dose has been cleared and a maximum tolerated dose for step-dosing has not been reached. Dose escalation and optimization continue focused primarily in pancreatic ductal adenocarcinoma, head and neck squamous cell carcinoma, and non-small cell lung cancer. Potential Phase 1b initiation in one or more tumor types is anticipated in 2025 pending the selection of an optimized dose and schedule and alignment with global co-development partner, Amgen.

Our pipeline also includes CX-2051, a wholly-owned conditionally activated, PROBODY ADC directed toward the epithelial cell adhesion molecule (EpCAM). The CX-2051 payload, a next generation topoisomerase-1 inhibitor payload licensed from AbbVie (formerly ImmunoGen), is tailored to specific EpCAM-expressing indications, including colorectal cancer, and includes a payload-antibody linker designed to drive bystander effect, contributing to anti-tumor activity. The design of CX-2051 has been tailored to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated a wide predicted therapeutic index and strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer.

The IND for CX-2051 was cleared by the FDA in January 2024 and Phase 1 clinical initiation in EpCAM expressing solid tumors, including a primary initial focus in CRC commenced in April 2024. As of November 2024, the Phase 1 study is enrolling the fifth dose escalation cohort with favorable safety and tolerability having been observed to date. High expression of EpCAM has been documented in many tumor types, including colorectal cancer. In the Phase 1 study, EpCAM expression levels are being assessed retrospectively and are anticipated to be high in the majority of CRC patients. The Phase 1 dose escalation is intended to demonstrate clinical proof of concept to potentially move into dose expansion studies in 2025. Dose escalation enrollment continues with initial Phase 1 data for CX-2051 expected in the first half of 2025.

Another wholly-owned product candidate is CX-801, an interferon ("IFN") alpha-2b PROBODY. IFNα2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNα2b that has the potential to become a cornerstone of combination therapy for a wide range of tumor types. The IND for CX-801 was cleared by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study will enroll patients primarily with melanoma as well as renal cell carcinoma and head and neck squamous cell carcinoma. In Phase 1 dose escalation, the study will evaluate safety and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In second quarter of 2024, CytomX announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of CX-801 in combination with KEYTRUDA® in the Phase 1 study.

CX-2029 was previously developed in a global co-development collaboration with AbbVie. This program is intended to open a therapeutic window for CD71, also known as the transferrin receptor 1 (“TfR1”). CD71 is a cell surface protein essential for iron uptake in dividing cells and is highly expressed in a number of solid and hematologic cancers. However, given its central role in iron metabolism, CD71 is present on most healthy cells and is thought to be an undruggable target with conventional ADCs. CX-2029 is conjugated with the tubulin inhibitor, monomethyl auristatin E (“MMAE”), as the payload. In March 2023, following the completion of the Phase 2 Study in squamous non-small cell lung cancer (“sqNSCLC”), head and neck squamous cell carcinoma (“HNSCC”), esophageal and gastro-esophageal junction (“E/GEJ”) cancers, AbbVie notified CytomX that it would not advance CX-2029 into additional clinical studies and terminated the 2016 CD71 License and Collaboration Agreement. CytomX re-acquired full rights to CX-2029 but does not currently have plans to make further significant

CytomX Therapeutics, Inc.

investments in the solid tumor program in the near-term but continues to view CD71 as a target of strategic interest, including novel next-generation strategies.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines, TCEs, and mRNAs reflecting the versatility of our PROBODY platform. We currently have more than 15 active drug discovery and/or development programs.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $710.5 million and $723.4 million, respectively.

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

CytomX Therapeutics, Inc.

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
AbbVie	$—	$—	$—	$—	$3,988	$(3,988)
Amgen	(783)	1,627	(2,410)	1,491	5,124	(3,633)
Astellas	2,553	4,630	(2,077)	23,497	18,685	4,812
Bristol Myers Squibb	22,977	14,028	8,949	56,042	35,630	20,412
Regeneron	2,896	2,913	(17)	7,925	5,249	2,676
Moderna	5,789	3,186	2,603	11,055	5,931	5,124
Total revenue	$33,432	$26,384	$7,048	$100,010	$74,607	$25,403

The increase in revenue of $7.0 million for the three months ended September 30, 2024 compared to the corresponding period of 2023 was primarily due to an increase in revenue under the BMS Agreement driven by higher percentage of completion of existing research collaboration programs, partially offset by a decrease in revenue under the Astellas Agreement due to the completion of two programs that were nominated as clinical candidates, the first occurring in the first quarter of 2023 and the second occurring in the first quarter of 2024 as discussed further below; and lower revenue under the Amgen Agreement due to increase in projected hours to completion which resulted in a cumulative negative adjustment to the current period.

The increase in revenue of $25.4 million for the nine months ended September 30, 2024 compared to the corresponding period of 2023 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing targets;
•
An increase in revenue under the Astellas Agreement primarily driven by two milestone payments of $5.0 million each, triggered in March 2024. One was related to the nomination of a second clinical candidate while the other was related to the milestone achievement of GLP toxicology study initiation for the first clinical candidate. Astellas revenue in the first quarter of 2023 included the $5.0 million milestone for the first clinical candidate nomination achieved in the collaboration;
•
An increase in revenue under the Regeneron Agreement and Moderna Agreement driven by higher percentage of completion of research collaboration programs that commenced in 2023.
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023.
•
A decrease in revenue under the Amgen Agreement due to an increase in projected hours to completion.

CytomX Therapeutics, Inc.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
External costs incurred by product candidate (target):	(in thousands)			(in thousands)
CX-904 (EGFRxCD3)	$2,659	$1,054	$1,605	$5,847	$1,896	$3,951
CX-2051 (EpCAM)	6,353	2,574	3,779	14,105	7,561	6,544
CX-801 (IFNα2b)	456	2,264	(1,808)	2,060	10,323	(8,263)
CX-2029 (CD71)	(92)	696	(788)	293	1,755	(1,462)
Other programs	875	(49)	924	5,303	3,719	1,584
General research and development expenses	2,529	2,216	313	13,888	7,471	6,417
Total external costs	12,780	8,755	4,025	41,496	32,725	8,771
Internal costs	8,588	7,693	895	27,096	25,569	1,527
Total research and development expenses	$21,368	$16,448	$4,920	$68,592	$58,294	$10,298

Research and development expenses increased by $4.9 million for the three months ended September 30, 2024 compared to the corresponding period of 2023. This was primarily due to:

•
increase in manufacturing and clinical related activities for the CX-2051 program and clinical trial activities for the CX-904 program;
•
increase in personnel related expenses, offset by
•
decrease in manufacturing activities for the CX-801 program and winding down of clinical study activities related to the CX-2029 program.

Research and development expenses increased by $10.3 million for the nine months ended September 30, 2024 compared to the corresponding period of 2023. This was primarily due to:

•
a $5.0 million milestone payment to AbbVie (formerly ImmunoGen) in the current period, included in the general research and development expenses, for dosing the first patient for CX-2051 in Phase 1 under the ImmunoGen 2019 License Agreement;
•
increase in manufacturing and clinical related activities for the CX-2051 program and clinical trial activities for the CX-904 program;
•
increase in consulting and personnel related expenses, offset by
•
decrease in manufacturing activities and laboratory contract services for the CX-801 program and winding down of clinical study activities related to the CX-2029 and CX-2009 programs.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
General and administrative	$7,953	$6,813	$1,140	$24,102	$22,191	$1,911

General and administrative expenses increased by $1.1 million for the three months ended September 30, 2024, compared to the corresponding period of 2023, primarily due to higher professional service expenses supporting intellectual property related activities and internal controls.

General and administrative expenses increased by $1.9 million for the nine months ended September 30, 2024, compared to the corresponding period of 2023, primarily due to higher professional services spend supporting intellectual property related activities and

CytomX Therapeutics, Inc.

internal controls, and consulting and personnel related expenses, partially offset by lower rent as a result of partial sublease of the Company’s headquarters which started in March 2023.

Interest Income and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Interest income	$1,693	$2,699	$(1,006)	$5,858	$7,334	$(1,476)
Other income (expense), net	(7)	(7)	-	(19)	(39)	20
Total interest income and other expense	$1,686	$2,692	$(1,006)	$5,839	$7,295	$(1,456)

Interest income decreased by $1.0 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. The decrease was primarily driven by lower interest rates and the lower cash and cash equivalents and short-term investments position as compared to the corresponding periods of 2023.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Provision for income taxes	$61	$2,823	$(2,762)	$162	$2,823	$(2,661)

The $0.1 million and $0.1 million tax provision represented the interest accrued for the three and nine months ended September 30, 2024, respectively, related to the proposed assessment received from the state of California for the years 2017 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $117.6 million and an accumulated deficit of $710.5 million, compared to cash, cash equivalents and short-term investments of $174.5 million and an accumulated deficit of $723.4 million as of December 31, 2023. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement. We collected the two milestones payment totaled $10.0 million in April 2024. During the three months ended September 30, 2024, we did not sell any shares of common stock under our at-the-market offering program. As of September 30, 2024, $58.3 million remained available for sale under the Sales Agreement.

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

CytomX Therapeutics, Inc.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(66,323)	$(34,072)
Net cash provided by (used in) investing activities	84,565	(163,540)
Net cash provided by financing activities	5,273	29,986
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,515	$(167,626)

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $66.3 million, which consisted of a net income of $13.0 million and non-cash charges of $5.6 million, adjusted by a net decrease of $84.9 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $5.8 million in stock-based compensation, $3.0 million in non-cash lease expense, $1.3 million in depreciation and amortization, partially offset by $4.5 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $82.7 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $4.1 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments; offset by
•
an increase of $1.9 million in cashflows from accounts receivable, prepaid and other current assets primarily due to decrease in advance payments.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, cash provided by investing activities was $84.6 million, which consisted of 190.5 million of proceeds from the maturities of short-term investments partially offset by $105.7 million used in the purchase of short-term investments and $0.2 million of capital expenditures used to purchase property and equipment.

During the nine months ended September 30, 2023, cash used in investing activities was $163.5 million, which consisted of $313.0 million used in the purchase of short-term investments and $0.5 million of capital expenditures used to purchase property and equipment, partially offset by $150.0 million in proceeds received upon the maturity of marketable securities.

CytomX Therapeutics, Inc.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $5.3 million, which consisted of $4.8 million of net proceeds from issuance of common stock, net of issuance costs, and $0.4 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the nine months ended September 30, 2023, cash provided by financing activities consisted of $29.7 million of net proceeds from issuance of pre-funded warrants and warrants and $0.4 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the nine months ended September 30, 2024, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CytomX Therapeutics, Inc.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2020, Vytacera Bio, LLC (“Vytacera”) filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleged that our use, offers to sell, and/or sales of the PROBODY® technology platform for basic research applications constituted infringement. The complaint sought unspecified monetary damages. In September 2022, we filed a motion to dismiss the case. On October 17, 2024, the Court dismissed the case. Vytacera may appeal. We believe that the lawsuit is without merit and intend to vigorously defend ourselves through any appeal. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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

CytomX Therapeutics, Inc.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $710.5 million and $723.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

CytomX Therapeutics, Inc.

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

As of September 30, 2024, we had cash, cash equivalents and investments of $117.6 million. We believe that our existing capital resources will be sufficient to fund our planned operations to the end of 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements, including the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received in a private placement of our common stock, warrants and pre-funded warrants in July 2023. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, when we issue shares of common stock upon exercise of the pre-funded warrants, Tranche 1 warrants and Tranche 2 warrants (collectively, the Tranche 1 warrants and Tranche 2 warrants, the “Tranche Warrants”) issued in our July 2023 private placement, our existing stockholders will suffer dilution and such dilutive impact may be difficult to compute. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

CytomX Therapeutics, Inc.

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

We are very early in our development efforts, including with CX-904, CX-2051 and CX-801 currently continuing in early-stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2022 we initiated a first-in-human Phase 1 clinical trial with CX-904 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable dose for CX-904, CX-2051 or CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for CX-904, CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We believe that the FDA and foreign regulatory authorities have limited experience with conditionally activated therapeutics in oncology, such experience primarily coming from us with praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab, and more recently, with other competitors with early stage conditionally activated therapeutics. We believe that such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory approval of conditionally activated therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our PROBODY technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of our prior clinical candidates, our current clinical candidates, including CX-904, CX-2051 and CX-801, and any other product candidates we may have or those of our collaborators. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

CytomX Therapeutics, Inc.

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

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. For example, in March 2020, Vytacera filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleged that the Company’s use, offers to sell, and/or sales of the PROBODY technology platform for basic research applications constituted infringement. The complaint sought unspecified monetary damages. On October 17, 2024 the Court dismissed plaintiff’s case, however, the plaintiff may appeal. The Company believes that the lawsuit is without merit and intends to vigorously defend itself through any appeal. However, there can be no assurance that a court might not rule against us in these proceedings. If the plaintiff appeals and is successful in continuing the litigation, this litigation could divert management’s attention, as well as our resources, from our business and any claims paid out of our cash reserves would harm our financial condition and operating results.

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

CytomX Therapeutics, Inc.

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

Litigation, including the ongoing patent infringement lawsuit brought by Vytacera against us, or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or

CytomX Therapeutics, Inc.

proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

CytomX Therapeutics, Inc.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On February 27, 2020, we entered into an Open Market Sale Agreement (as amended on each of March 4, 2022 and August 9, 2024, the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent. We have issued securities under the Sales Agreement and may do so in the future. In addition, in January and February 2021, we sold 16,428,571 shares of our common stock at $7.00 per share in an underwritten public offering. In July 2023, we sold pre-funded warrants to purchase up to 14,423,077 shares of common stock and accompanying Tranche Warrants to purchase up to 11,538,462 shares of our common stock. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. Additionally, future sales of our common stock at prices below the exercise price of the Tranche Warrants may lower the exercise price of the Tranche Warrants. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 37% of our outstanding common stock. In addition, in our July 2023 private placement, a certain holder of 5% or more of our capital stock acquired pre-funded warrants and accompanying Tranche Warrants to purchase shares of our common stock. Until fully exercised or expired, the shares issuable upon the exercise of the pre-funded warrants and the Tranche Warrants are not included in the number of our outstanding shares of common stock. If such holder exercises their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

10b5-1 plan:

On August 27, 2024, Sean McCarthy, CEO, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock until December 31, 2025.

CytomX Therapeutics, Inc.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc., effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1	Amendment No. 2 to Open Market Sales Agreement, dated as of August 9, 2024, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	S-3	8/9/2024	1.4

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: November 7, 2024	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)