Form 10-K
period 2024-12-31
CytomX Therapeutics, Inc.
filed 2025-03-06
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $94.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2024 of $1.22 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2025, 80,099,889 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding. This number does not include 6,923,077 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of February 28, 2025 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in July 2023. See Note 12— Common Stock to the registrant’s audited financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trials of CX-2051, CX-904 and CX-801, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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

PART I

Item 1. Business

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company developing novel, masked, conditionally activated biologics designed to be localized to the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our PROBODY® therapeutic technology platform, we lead the field of masked, conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development. Our vision is to transform lives with safer, more effective therapies with the goal of addressing major unmet needs in oncology.

Our proprietary, versatile, multi-modality PROBODY technology platform is designed to enable conditional activation of biologic therapeutic candidates within the tumor microenvironment while minimizing drug activity in healthy tissues and circulation. Our platform is built on a strong foundation of tumor biology expertise including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often dysregulated and active in the tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our PROBODY therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic drugs to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor.

We are employing our PROBODY therapeutic platform technology to address some of the biggest challenges in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), opening therapeutic window for novel T-cell engagers (“TCEs”) targeting solid tumors, and increasing the therapeutic index for immune modulators such as cytokines.

We have utilized our PROBODY therapeutic platform to build a promising clinical-stage pipeline of potential first-in-class and best-in-class clinical-stage molecules. CX-2051 is an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”) and is CytomX’s lead program currently in Phase 1 focused in advanced metastatic colorectal cancer (CRC). CX-801 is an investigational, masked version of interferon alpha-2b (“IFNα2b”) in Phase 1 initially focused in advanced melanoma. CX-904, a conditionally activated, PROBODY® TCE, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells, was being developed by CytomX in Phase 1 dose escalation as part of a global co-development alliance with Amgen.

Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but that have been limited in their utilization due to systemic toxicities. We have incorporated our broad masking and conditional activation expertise, and ongoing clinical trial learnings, to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localization.

We also have a pre-clinical pipeline, including multiple collaboration programs. CytomX has established and has ongoing research collaborations with partners Amgen, Astellas, Bristol Myers Squibb, Moderna, and Regeneron with the majority of these programs currently focused on TCEs.

Our Corporate Strategy

We are utilizing our proprietary, versatile, multi-modality PROBODY platform to create a pipeline of biologic therapeutics to improve the lives of people with cancer and to build a long-term, multi-product, commercial biopharmaceutical company. We aim to achieve this goal by:

•
Advancing potentially first-in-class therapies against validated, high potential anti-cancer targets that have not yet been broadly developed as systemic therapies because of target expression in healthy tissue. CX-2051, targeting EpCAM, is a novel ADC program in this category. CX-2051 is designed to optimize the therapeutic index for EpCAM-expressing epithelial cancers, including colorectal cancer (CRC). CX-2051 is armed with a cytotoxic payload (CAMP59), a camptothecin-based topoisomerase-1 inhibitor, a drug class with long history in the treatment of many cancers. The investigational new drug application (“IND”) for CX-2051 was allowed to proceed by the FDA in January of 2024 and a Phase 1 study was initiated in the second quarter of 2024. CX-2051 is currently in Phase 1 dose escalation. In Phase 1 dose escalation to date, CX-2051 has demonstrated a favorable tolerability profile. Doses predicted to be therapeutically active have been attained. The CX-2051 Phase 1 study is ongoing and has reached the seventh dose level. Initial CX-2051 data in advanced metastatic CRC is expected in the first half of 2025.

•
Unlocking high potential immunotherapeutics that have been previously limited in their systemic use due to toxicities. To this end, we have advanced CX-801, a masked version of interferon alpha-2b, towards the clinic. Interferon alpha-2b is a validated, previously approved immunotherapeutic that has demonstrated clinical activity in multiple cancer types, including in combination with checkpoint inhibitors. Despite this previous validation, IFNα2b-based systemic therapies have been limited in their utilization due to systemic toxicities. CX-801 is an investigational, dually masked, conditionally activated version of IFNα2b that is designed to be preferentially active in the tumor microenvironment. The IND for CX-801 was allowed to proceed by the FDA in January of 2024 and commenced Phase 1 clinical testing in the third quarter of 2024. The Phase 1 study is focused in advanced melanoma and will investigate CX-801 as monotherapy and in combination with PD-1 inhibitor, KEYTRUDA®. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort where the dose of CX-801 exceeds the approved dose of the unmasked peginterferon alfa-2b (SYLATRON™). Initial Phase 1a translational data in advanced melanoma is expected in the second half of 2025.
•
Leveraging the multi-modality capabilities of our platform to advance novel, high potential therapeutic formats into the clinic such as TCEs. The field of TCEs for solid tumors has gained momentum as a strategic area of research and development but continues to be challenging for many targets due to limited therapeutic window. We believe our PROBODY platform is well-suited to address this challenge by localizing the potent anti-tumor activity of TCEs and potentially limiting systemic toxicities. We have a broad effort in the field of TCEs including active programs with our partners, Astellas, Regeneron, Bristol Myers Squibb and Amgen.
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

Our Pipeline of Masked, Conditionally Activated Product Candidates

We are leveraging our PROBODY platform across multiple modalities to build a robust pipeline of potential therapies that are designed to address high unmet needs. CytomX’s pipeline spans pre-clinical and clinical programs and includes a range of therapeutic formats including antibody drug conjugates, T-cell engagers, immunotherapies, and mRNA. The table below depicts the current status of our clinical-stage, conditionally activated product candidates, including potential milestones in 2025. Our current lead clinical programs focus on validated targets, for which substantial potential remains if they can be improved by widening the therapeutic index. By employing tailored masking strategies and choosing an optimal effector function (e.g. ADC, cytokine, TCE), each program has been designed to optimize therapeutic window in order to address large unmet needs in oncology markets.

CytomX Pipeline of Clinical Stage PROBODY Therapeutics and 2025 Potential Milestones

as of March 2025

Note: CX-2051 was licensed from ImmunoGen (acquired by AbbVie in 2024)

CX-2051, A PROBODY Topoisomerase-1 ADC Targeting EpCAM

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

EpCAM is a strategic pan-tumor target with high potential across many tumor types. EpCAM has been clinically validated with locally administered, approved cancer therapies. However, efforts to generate systemic anti-EpCAM therapeutics have, to date, not been successful due to toxicities in epithelial tissues. CX-2051, a conditionally activated ADC, is designed to optimize the therapeutic index for EpCAM-expressing epithelial cancers, including colorectal cancer. CX-2051 is armed with a cytotoxic payload (CAMP59), a camptothecin-based topoisomerase-1 inhibitor, a drug class with long history in the treatment of many cancers. The payload-PROBODY linker in CX-2051 is optimized for bystander effect, that is, the killing of neighboring cancer cells.

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

The IND for CX-2051 was allowed to proceed by the FDA in January 2024 and the Phase 1 study of CX-2051 started in the second quarter of 2024 with an initial focus in CRC. CX-2051 is currently in Phase 1 dose escalation. In Phase 1 dose escalation to date, CX-2051 has demonstrated a favorable tolerability profile and doses predicted to be therapeutically active have been attained. The CX-2051 Phase 1 study has reached the seventh dose level with initial data in advanced metastatic CRC expected in the first half of 2025.

CX-801, A PROBODY Cytokine, Interferon alpha-2b (IFNα2b)

With the emergence and impact of checkpoint inhibitors, many cancer patients have benefited from immunotherapy treatment yet significant unmet need remains in patients who either do not respond to immunotherapies or who need additional treatments upon recurrence of their disease. We believe our PROBODY IFNα2b provides a potentially unique approach to locally activating anti-tumor immune responses. CX-801 is designed to leverage the dual mechanism of action of IFNα2b that can directly kill cancer cells while also increasing antigen presentation.

Interferon alpha-2b is also a validated, previously approved immunotherapeutic that has demonstrated clinical activity in multiple cancer types, including in combination with checkpoint inhibitors. Additionally, Adstiladrin® , a gene therapy encoding interferon alpha-2b and used for local treatment of BCG-unresponsive non-muscle invasive bladder cancer ("NMIBC"), was approved for use in 2022.

Despite this previous validation, IFNα2b-based systemic therapies have been limited in their utilization due to systemic toxicities and poor tolerability, leading to high discontinuation rates. CX-801 is an investigational, dually masked, conditionally activated version of IFNα2b that is designed to be preferentially active in the tumor microenvironment. We believe we have optimized the predicted therapeutic index of CX-801 by masking the molecule using both a peptide mask to block binding to the receptor in the periphery and an Fc steric mask, both of which are unmasked by protease activity in the tumor tissue. In preclinical studies, CX-801 was tolerated at doses more than 100-fold higher than unmasked IFNα2b. PROBODY IFNα2b also showed synergistic effects with checkpoint inhibitors in preclinical models and the ability to inflame the tumor microenvironment. The preclinical profile of CX-801 was presented at SITC 2023.

The IND for CX-801 was allowed to proceed by the FDA in January 2024 and Phase 1 dose escalation started in the third quarter of 2024 with an initial focus in advanced melanoma. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort where the dose of CX-801 exceeds the approved dose of the unmasked peginterferon alfa-2b (SYLATRON™). The Phase 1 dose escalation study will evaluate safety and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA. Initial Phase 1a dose escalation data focused on translational biomarkers are expected in the second half of 2025.

CX-904, A PROBODY TCE Targeting EGFR and CD3

We have extended our PROBODY platform to the promising modality of TCEs. Conventional TCEs are a highly potent therapeutic modality designed to direct the tumor cell killing activity of cytotoxic T cells to tumors. TCEs such as the BiTE® molecule, Blincyto®, a CD19-directed TCE commercialized by Amgen, have shown clinical activity in hematologic malignancies, but broad development of TCEs for solid tumor indications has been challenging. Due to their high potency, TCEs can target normal tissues with low antigen expression, which may result in significant toxicity. We believe these toxicity challenges could be addressed using our PROBODY platform by localizing the activity of TCEs to the tumor microenvironment thereby increasing the therapeutic index for TCEs in solid tumors.

Our most advanced program in this modality was CX-904, a conditionally activated epidermal growth factor receptor-CD3 (“EGFRxCD3”) TCE, which we partnered with Amgen. The strategy for CX-904 is to utilize EGFR expression as an "address" to localize T-cells to solid tumors. EGFR is a broadly expressed, highly validated antibody target with multiple approved therapies on the market. CX-904 is a bispecific antibody targeting EGFR and CD3 that is masked on both binding domains to potentially mitigate both EGFR and CD3 related toxicities. CX-904 has been optimized in preclinical studies and we believe may result in a novel approach to address EGFR positive solid tumors.

In preclinical studies, our PROBODY EGFRxCD3 TCE therapeutics demonstrated anti-tumor activity and better tolerability when compared to EGFRxCD3 TCEs without PROBODY masking. In May 2022, the first patient was dosed in a Phase 1 study in patients with advanced solid tumors. In May 2024, we disclosed initial data based on an April 16, 2024 data cutoff from the Phase 1 clinical study that demonstrated that CX-904 had been generally well tolerated and showed initial signs of antitumor activity. As of the data cutoff, the CX-904-101 study had enrolled 35 patients with advanced metastatic solid tumor types that are generally known to express EGFR, including pancreatic, colorectal (CRC), non-small cell lung cancer (NSCLC), head and neck squamous cell carcinoma (HNSCC), gastric, and esophageal cancers. Patients enrolled in the study were heavily pre-treated and had a median of 4 prior lines of therapy. As of the cutoff date, CX-904 was generally well tolerated. There were no observed cases of cytokine release syndrome (CRS) of any grade in step-dosing cohorts as of the cutoff date. In non-step dosing cohorts, only Grade 1 CRS was observed in patients treated at the highest dose of 6 mg. Overall, the most common treatment-related adverse events (TRAEs) were rash, arthralgia, arthritis, pruritis, and vomiting, the majority of which were low grade, being observed in 14 (40%), 13 (37%), 5 (14%), 5 (14%) and 5 (14%) of patients, respectively. Grade 3 adverse events were tenosynovitis (n=1), arthralgia (n=2), arthritis (n=1), rash (n=1).

As of the data cutoff, 8 patients had measurable tumor reduction per RECIST 1.1, including 2 of 6 efficacy-evaluable patients (33%) with pancreatic cancer who achieved confirmed partial responses. Preliminary pharmacokinetic and pharmacodynamic data were consistent with the PROBODY TCE proposed mechanism of action, including maintained masking in circulation, and CD8+ T-cell margination and tumor infiltration. As of the end of 2024, the Phase 1 study of CX-904 had enrolled over 70 patients. The 15 mg target step-dose level had been cleared and the maximum tolerated dose had not been reached. Based on CX-904 clinical observations to-date as well as CytomX pipeline priorities, in March 2025, CytomX and Amgen jointly decided to not further develop the CX-904 program.

CytomX Platform and Pipeline Breadth Including Partnered Pipeline

We continue to innovate and improve our platform technology and extend the reach of our science through partnering and internal development of our pipeline. Our sustained efforts in research have resulted in an industry-leading level of breadth and depth with conditional activation and a wide range of therapeutic conditionally activated modalities including ADCs, TCEs, cytokines and mRNAs. Our current generation of pipeline molecules integrate learnings in how to best utilize our technology and optimize the design of product candidates to enhance probability of success.

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

Our PROBODY Platform

Localization of therapeutic activity of potent biologics within disease tissue is of increasing interest in the biopharmaceutical industry due to the desire to maximize the activity of biologics while reducing their toxicities. A PROBODY therapeutic candidate consists of three components: an active anti-cancer biologic therapeutic, a mask, and a protease-cleavable linker which connects the mask to the biologic therapeutic. The mask is a peptide designed to disguise the active binding site of the biologic therapeutic to prevent it from binding to the target present on healthy tissue. The Company has had sustained research efforts and continuous innovation around the PROBODY Platform and has invested significant resources to develop the technology. As of January 2025, our fully- and co-owned patent portfolio contains at least 250 granted patents and at least 400 pending patent applications.

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

Depiction of how a PROBODY therapeutic is designed to enter the tumor microenvironment (left), be activated by protease cleavage to remove the mask (middle), thereby enabling the released biologic to bind to the tumor target (right)

Proteases play an essential role in many aspects of normal physiology, such as digestion of food in the gastrointestinal tract, wound healing and metabolic function. However, uncontrolled protease activity can lead to destruction of essential proteins and tissues. Therefore, proteases are normally very tightly regulated by multiple mechanisms, with only small amounts of extracellular protease activity being detectable in healthy tissues. In contrast, it has been well documented that proteases are not only present, but also activated, in virtually all types of tumors, playing a key role in tumor growth, invasion and metastasis. PROBODY therapeutics are designed to be activated in this protease-rich tumor microenvironment, but not in healthy tissue where proteases are under tight control. Consequently, we believe that toxicities that arise from the binding of a biologic therapeutic to a target in healthy tissues can be reduced, while biological activity against the tumor can be preserved. We and our partners are investigating the potential of our PROBODY platform across multiple modalities, including ADCs, cancer immunotherapy, TCEs, and cytokines.

We believe that our multi-modality PROBODY therapeutic platform provides the following key advantages:

•
A novel biologic therapeutic class enabled by our proprietary platform. By pioneering a novel class of conditionally activated, localized biologic candidates, we are a leader in the field and have established masking as a strategic area of biologics research and development. Our technology platform is supported by more than a decade of research and a strong intellectual property portfolio. More than 500 patients with diverse tumor types have been treated with our PROBODY therapeutic candidates in multiple clinical studies, providing clinical proof of concept and a deep knowledge base for translational advancement and optimization of our drug candidates and platform.
•
A broad multi-modality technology for improvement of therapeutic index. By engineering our therapeutics to selectively activate in the tumor microenvironment, our PROBODY product candidates have the potential to improve safety and tolerability. We are applying our technology to some of the biggest challenges in oncology biologics research and development today. Namely, the validation of potential new targets for ADCs, opening solid tumor opportunities for TCEs, and increasing the therapeutic index for immunotherapies such as cytokines.
•
Ability to combine more effectively with other therapies. We believe the therapeutic index and tumor specificity of our drug candidates have the potential to reduce the dose-limiting toxicities observed in combination therapies and thus enable new combinations with other cancer therapies that are difficult or impossible to use.
•
Molecular tunability and applicability across many targets. Our proprietary masking technologies allow for unique customization of large drug candidate pools from which high potential clinical candidates are selected. Our technology has the potential to address many different molecular targets expressed by a wide range of tumor types, including targets that are difficult to address due to their widespread expression on healthy cells. EpCAM is an example of such a target, for which we have developed CX-2051, a masked, conditionally activated PROBODY ADC.
•
Deep knowledge of the tumor protease microenvironment. Our extensive protease biology expertise, driven by state-of-the-art experimental and computational methods, allows us to employ multiple approaches to generate novel targeted, multi-selective, and potentially indication-tailored protease-cleavable substrates.

Our Collaborations

We believe that the PROBODY platform has broad applicability across many cancer types, biological targets and antibody modalities. We have leveraged strategic partnering to (a) extend the reach of our technology, and (b) bring in significant non-dilutive capital into the Company. Since 2013, we have entered into several collaborations, including with Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, and Regeneron to enable the discovery and development of certain PROBODY therapeutics. In constructing each of these collaborations, our primary objectives are to collaborate with leading biopharmaceutical players to realize the potential of PROBODY therapeutics, gain meaningful near-term funding or access technology to enable the advancement of our wholly owned PROBODY therapeutics pipeline, potentially broadening the number of PROBODY therapeutics that ultimately reach the clinic.

Amgen, Inc.

In September 2017, we entered into a Collaboration and License Agreement (the “Amgen Agreement”) with Amgen. Pursuant to the Amgen Agreement, we received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, Amgen purchased 1,156,069 shares of our common stock for $20.0 million.

Under the terms of the Amgen Agreement, we and Amgen were co-developing a conditionally activated T-cell engager ("TCE") targeting epidermal growth factor receptor (the “EGFR Products”). We were responsible for early-stage development of EGFR Products and Amgen was to be responsible for late-stage development and commercialization of EGFR Products. Based on CX-904 clinical observations to-date as well as CytomX pipeline priorities, in March 2025, CytomX and Amgen have jointly decided to not further develop the CX-904 program.

In October 2021, we and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products. Subsequent amendments have extended the target selection dates to March 31, 2025.

Amgen also had the right to select a total of up to three targets, including the two additional targets discussed below. We and Amgen collaborate in the research and development of conditionally activated T-cell engaging bispecific therapies directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option by March 31, 2025, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by us, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, we are eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties.

Under the Amgen Agreement, we had the option to select from specified programs, an existing pre-clinical stage T-cell Engager product from the Amgen pre-clinical pipeline. In March 2018, CytomX selected the program and this program is currently in preclinical studies. We have the opportunity, at our expense, to convert this program to a conditionally activated T-cell Engager product, and thereafter, to be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

Astellas Pharma Inc

In March 2020, we entered into a Collaboration and License Agreement (the “Astellas Agreement”) with Astellas, pursuant to which we and Astellas will collaborate on the research, development and commercialization of TCE (“Products”) directed to CD3 and selected tumor antigen targets using our PROBODY® platform and other proprietary technology. Under the Astellas Agreement, we granted Astellas an exclusive, worldwide, royalty-bearing license to develop and commercialize Products in all fields. Astellas was able to select up to four targets to develop, and had an option to expand to six targets. We will lead preclinical research and discovery activities up to clinical candidate selection for Products directed against up to four targets. Astellas will lead preclinical and clinical development of and regulatory approval for all Products. Astellas will be responsible for commercializing each Product, provided that we will have the option to elect to co-commercialize certain Products with Astellas in the United States, subject to the terms of a separate commercialization agreement to be entered into between us and Astellas.

Under the terms of the Astellas Agreement, we received an upfront payment of $80 million, and Astellas will be responsible for funding the cost of preclinical research and discovery activities of both parties for all Products and for funding the cost of development and commercialization of all Products worldwide. Under the agreement, we are eligible to receive future preclinical, clinical and commercial milestones of approximately $1.2 billion. Astellas will pay us tiered royalties on global net sales of Products from high single-digit to mid-teens percentages, subject to certain reductions. Astellas’ royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Product is no longer covered by certain intellectual property rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Product in such country.

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

In January 2023, Astellas nominated the first clinical candidate under the collaboration which resulted in a $5.0 million milestone payment to CytomX. In March 2024, we achieved a clinical candidate milestone for a second collaboration target and a GLP toxicology initiation milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement. We collected these milestone payments totaling $10.0 million in April 2024. In the first quarter 2025, Astellas chose not to continue with IND enabling activities for the first collaboration target and prioritized the second collaboration target nominated in the collaboration. Astellas initiated GLP toxicology studies for the second collaboration target nominated triggering a $5.0 million milestone payment to CytomX in the first quarter of 2025.

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

BMS-986288 is a PROBODY version of non-fucosylated ipilimumab. The non-fucosylated Fc region of BMS-986288 enhances antigen-presenting cell-mediated T-cell priming and regulatory T-cell (Treg) modulation and is therefore intended to confer increased potency compared to fucosylated ipilimumab. Bristol Myers Squibb was evaluating the safety and efficacy of BMS-986288 alone and in combination with nivolumab in a Phase 1/2 study in patients with certain advanced solid tumors. In February 2023, Bristol Myers Squibb advanced BMS-986288 to Phase 2 and prioritized the molecule as its lead next-generation CTLA-4 program over its non-fucosylated CTLA-4 antibody ("BMS-986218") and the PROBODY version of ipilumamab ("BMS-986249"). The Phase 2 study for BMS-986288 included proof-of-concept studies in NSCLC and MSS CRC. In March 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its collaboration license on the CTLA-4 target under the collaboration.

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it has no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. The Company continues to be obligated to perform research work under Amendment 2 executed in February 2021 for multiple ongoing research programs. The research term defined in Amendment 2 concludes in the second quarter of 2025, at which point, Bristol Myers Squibb is responsible for the future preclinical and clinical development of collaboration programs they chose to advance.

As of December 31, 2024, the Company is eligible to receive approximately $1.3 billion in contingent payments for development, regulatory and sales milestones for the ongoing collaboration programs.

Moderna, Inc.

In December 2022, the Company entered into a Collaboration and License Agreement (the “Moderna Agreement”) with Moderna, pursuant to which the Company and Moderna will collaborate on the creation of mRNA-based conditionally-activated investigational therapies utilizing the Company's PROBODY® therapeutic platform and Moderna’s mRNA and lipid nanoparticle technologies. The collaboration will leverage core scientific advances at Moderna and the Company to open up the strategy of encoding potent, masked biologics through mRNA technologies, for the potential treatment of oncology and non-oncology conditions. The Company and Moderna will collaborate on a specified number of preclinical research and discovery programs (“Moderna Collaboration Programs”) within a specified period under the Collaboration and License Agreement.

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

Under the terms of the Moderna Agreement, Moderna made an upfront payment to the Company of $35 million, including $5 million of pre-paid research funding. CytomX will continue to receive research funding based on the aligned scopes of work between the two companies and CytomX will be eligible to receive future development, regulatory and commercial milestone payments of up to $1.2 billion for all Moderna Licensed Products in total under the Moderna Agreement. Moderna will pay the Company tiered royalties on global net sales of Moderna Licensed Products from high single digit to low-teen percentages, subject to certain reductions. Moderna's royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Licensed Product is no longer covered by certain patent rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Moderna Licensed Product in such country.

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

Manufacturing

Our PROBODY therapeutic candidates are designed to be produced as fully recombinant biologic prodrugs, with certain additional modifications as necessary, such as conjugation of PROBODY ADCs to the selected cytotoxic payload. Our PROBODY therapeutic candidates are also designed to maintain the manufacturability benefits of biologics such as antibodies and leverage manufacturing process technologies used for biologics production in the industry. We conduct cell line development and process development both in-house and in collaboration with contract development and manufacturing organizations (“CMO”). CMOs are responsible for manufacturing of drug substance and clinical drug product materials.

To date, we have generally been able to successfully manufacture our investigational product candidates for our ongoing early-stage clinical trials with contract manufacturers. However, the supply chain for the manufacturing of each of our product candidates is complicated and can involve many parties, including for CX-2051, CX-801, and CX-904. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed and could result in substantial delay of our clinical trials. For example, beginning in October 2023, one of our contract manufacturers for CX-2051 experienced production failures. Although we are taking steps to manage our long-term supply of CX-2051, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2051 or any other clinical trial drug candidates, including CX-801 and CX-904, on our planned timeline or at all. We do not have any long-term contracts and we do not currently have readily available alternatives for many of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

License from ImmunoGen, Inc. (acquired by AbbVie in 2024)

In January 2014, CytomX and ImmunoGen entered into the Research Collaboration Agreement (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provided us with the right to use ImmunoGen’s ADC technology for praluzatamab ravtansine (CX-2009) (the “CX-2009 License”). In July 2022, we announced Phase 2 clinical trial results for CX-2009 in breast cancer. The study met its primary endpoint but did not show the required progression free survival. The program was deprioritized. In 2025, CytomX terminated the CX-2009 License. Under the agreement, ImmunoGen exercised an option to obtain a development and commercialization license for a target, EpCAM. At the end of 2019, as a result of a strategic restructuring by ImmunoGen and its decision to out-license certain programs, we obtained a worldwide, exclusive, sublicensable license to the EpCAM conditionally activated ADC program from ImmunoGen (the “ImmunoGen 2019 License”).

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

In April 2024, the Company made a $5.0 million payment of the $35.0 million in potential clinical development milestone payments to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for CX-2051 under the ImmunoGen 2019 License Agreement.

Competition

CytomX is pioneering a new potential class of potent, anti-cancer biologic therapeutics – the PROBODY conditionally activated therapeutic platform. The biotechnology and biopharmaceutical industries, including the ADC and immuno-oncology subsectors, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary PROBODY platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing biopharmaceutical products, particularly with respect to ADC, TCE and cytokine therapeutics, where competition is intense and rapidly evolving. These competitors generally fall within the following categories:

Masking and conditional activation: Several companies, including AbbVie, Adagene, Amgen, BioAtla, Halozyme Therapeutics, Vir Biotechnology, Merck, Roche, Takeda Pharmaceutical, Werewolf Therapeutics, Janux Therapeutics and Xilio Therapeutics are exploring, researching or developing antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform.

Antibody-drug conjugates: Several large pharmaceutical companies, such as Lilly, AbbVie, Daiichi Sankyo, Gilead Sciences, Pfizer, Roche, Merck and Takeda Pharmaceutical are researching, developing, and in some cases, commercializing ADCs. In addition, numerous smaller companies have ongoing efforts in the space.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our PROBODY therapeutic technology, platform and product candidates. As of January 2025, our patent portfolio contains at least 250 granted patents (some of which are co-owned with a third party) and at least 400 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering PROBODY technology in the fields of therapeutics, in vivo diagnostics and prophylactics.

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

Our currently issued patents will likely expire on dates ranging from 2028 to 2042, unless we receive patent term extension or adjustment as might be available under applicable law. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2045, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

BLA Approval Process

The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following:

•
completion of certain nonclinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practices (“GLPs”), and other applicable regulations;
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
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current good manufacturing practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the product candidate’s continued safety, purity and potency;
•
satisfactory completion of potential inspections of selected clinical investigation sites to assess compliance with GCPs; and
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

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of such “Phase 4” clinical trials as a condition of approval for a BLA

During the development of a new biologic product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the product candidate.

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

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews a BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use, and whether the facility in which it is being manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, purity and potency in accordance with cGMP. Under the PDUFA guidelines that are currently in effect, the FDA has a goal to complete a standard review of an original BLA within ten months after the filing date, or, if the application qualifies for Priority Review, within six months after the filing date.

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

If a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product candidate for the same disease or condition for seven years, except under limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”) has had a significant impact on the health care industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact payment methodologies and reimbursement amounts. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, which led to aggregate reductions to Medicare payments to providers, starting in April 2013, and due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law which, among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the extent of the impact of any changes to any of these laws on us.

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

Human Capital

As of December 31, 2024, we had 119 full-time employees and 2 part-time employees. Of these employees, 87 were primarily engaged in research and development activities. In January 2025, we announced a restructuring which will result in a reduction to the workforce by approximately 40% and is expected to be substantially completed in the first quarter of 2025. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

Our operations commenced in February 2008 when our predecessor entity was formed. We were incorporated in Delaware in September 2010. We maintain our executive offices at 151 Oyster Point Blvd., Suite 400, South San Francisco, California 94080, and our main telephone number is (650) 515-3185.

We view our operations and measure our business as one reportable segment operating in the United States. See Note 2 and Note 16 to our audited financial statement included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to PART II. Item 6 of this Annual Report on Form 10-K.

Our research and development expenses were $83.4 million and $77.7 million for the years ended December 31, 2024 and 2023, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic antibody product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of December 31, 2024 and 2023, we had an accumulated deficit of $691.6 million and $723.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. In January 2025, we restructured the Company and reduced headcount by approximately 40% to preserve capital and focus on high priority programs. As a result, we believe we have sufficient capital to operate into the second quarter of 2026. We will need to raise additional funds to continue our efforts. However, financial market conditions, including the public equity markets, and government regulation, including the uncertainties of potential legislation under the new administration, may continue to make it difficult for biotechnology companies to raise additional funds. We cannot predict when or if market conditions will change.

As of December 31, 2024, we had cash, cash equivalents and investments of $100.6 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second quarter of 2026. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. For example, in November 2023, we announced that we would not direct significant further investment in the development of CX-2029 and have stopped work on the program. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed.

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

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partner’s product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of initial clinical trials for future programs is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for our product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin clinical trials under such IND, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. For example, in March 2025, based on clinical observations to date and CytomX pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program.

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

We are very early in our development efforts, including with CX-2051 and CX-801 currently continuing in early-stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborator must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

We could find that the therapeutics we or our collaborators pursue are not safe, pure, potent (or efficacious). For example, in March 2025, based on clinical observations to date and CytomX pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues or receive royalties from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Furthermore, if one or more of our product candidates or our PROBODY therapeutic technology generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. For example, in March 2023, AbbVie announced that it would not advance CX-2029 into additional clinical trials and terminated our 2016 CD71 License and Collaboration Agreement for CX-2029. In November 2023, we announced that we would not direct significant further investment in the development of CX-2029 and we have stopped work on the program. Any similar occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trials of CX-2051, CX-904 or CX-801, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. In May 2024, we disclosed initial data from our ongoing Phase 1a dose escalation clinical trial of CX-904. In March 2025, based on clinical observations to date and CytomX pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates, including CX-2051 and CX-801. There can be no assurance that unexpected adverse events will not occur in our ongoing trials, including the ongoing Phase 1 clinical trials of CX-2051 or CX-801, or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2022 we initiated a first-in-human Phase 1 clinical trial with CX-904 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable or tolerable dose for CX-2051 or CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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
•
the availability and efficacy of approved therapies for the disease or condition under investigation;
•
the efforts to facilitate timely enrollment in clinical trials;

•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
the risk that patients enrolled in clinical trials will drop out of a trial; and
•
the proximity and availability of clinical trial sites for prospective patients.

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There can be no assurance that new or further trials with our current or future drug candidates will not be adversely affected by a limited patient population. Our clinical trials of CX-2051 and CX-801 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials seek to treat indications with small population sizes which could be particularly difficult to enroll. The clinical trials for our molecules also compete with thousands of clinical trials with alternative anti-cancer drugs in similar classes (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trials of CX-2051 and CX-801 are also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators will face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Further, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333) and the Senate has advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern”, including a third-party manufacturer we use for certain product candidates, without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies, some of which are located in foreign countries. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed at risk. Any such failure to have clinical trial material available when needed could result in a substantial delay of our clinical trials. For each of CX-2051 and CX-801 our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. For example, beginning in October 2023, one of our contract manufacturers of CX-2051 experienced production failures. Although we are taking steps to manage our long-term supply of CX-2051, there can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2051 or any other clinical trial drug candidates, including CX-801, on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our PROBODY therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-2051 and CX-801 we will need to manufacture them in large quantities. There can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2051 or CX-801 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to continue to develop a pipeline of product candidates using our proprietary PROBODY platform. We believe that product candidates (including cancer immunotherapies, conditionally activated ADCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our PROBODY platform is ongoing, including the research resulting from our ongoing clinical trials for CX-2051 and CX-801.

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

Additionally, we entered into a collaboration with Moderna for the development of mRNA based product candidates. We do not know whether our PROBODY platform will be able to successfully develop product candidates utilizing this mRNA technology.

We believe that the FDA and foreign regulatory authorities have limited experience with conditionally activated therapeutics in oncology, such experience primarily coming from us with our prior development of CX-904, praluzatamab ravtansine, CX-2029, BMS-986249, BMS-986288, and pacmilimab, and more recently, with other competitors with early stage conditionally activated therapeutics. We believe that such limited experience may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates and may keep us from commencing first-in-human trials in certain countries. As there is limited historical precedent for the regulatory approval of conditionally activated therapeutics in oncology, there is a higher degree of risk that the FDA or other regulatory authorities could disagree that we or our collaborators have satisfied their requirements to commence clinical trials for some product candidates or disagree with our study designs, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials. In addition, local clinical practice in other countries may affect whether we or our collaborators are able to initiate a clinical trial there. As a result, we and our collaborators may never receive approval to market and commercialize any product candidate. Even if we or our collaborators obtain regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we or they intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our collaborators may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If one or more of our product candidates or our PROBODY technology generally prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, Pfizer, Regeneron and others to develop certain PROBODY therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. For instance, in March 2023, AbbVie terminated the collaboration agreement for CX-2029 and the ongoing discovery agreement we had entered into with them in 2016. Our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. For example, in January 2023, Bristol Myers Squibb announced that it would deprioritize the Phase 2 clinical program for BMS-986249 and advance the BMS-986288 into a Phase 2 program, and on March 6, 2024, Bristol Myers Squibb notified us that it would not continue the BMS-986288 program. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement. Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including, with respect to Amgen, CX-904 as well as the preclinical collaboration programs with Bristol Myers Squibb, Amgen, Astellas, Regeneron and Moderna;
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

For example, in January 2023, we announced topline results of the Phase 2 expansion cohorts of CX-2029 and in March 2023, AbbVie decided not to continue the future development of CX-2029. CytomX re-acquired full rights to CX-2029, however, in the fourth quarter of 2023, we decided to not to make any further significant investments in the solid tumor CX-2029 program and has terminated the program. Additionally, in March 2025, based on clinical observations to date and CytomX pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program.

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

Since commencing operations, we have entered into several collaboration agreements. Most recently, in November 2022 and December 2022, we entered into strategic collaborations with Regeneron and Moderna, respectively. From time to time, we may consider additional strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. In July 2022, in connection with our announcement of Phase 2 topline results for praluzatamab ravtansine, we communicated our plans to seek collaborators to advance the program further, however, we did not obtain a collaborator for that program. The competition for collaborators is intense and there can be no assurances that we will be able to secure any collaboration for any of our programs. The negotiation process for strategic collaborations is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

Since 2022 we have maintained a relatively steady number of employees in our workforce and maintained activities to manage our pipeline, including research activities and efforts to establish and run clinical trials for CX-2051, CX-904 and CX-801. However, in January 2025, we announced that we would reduce our workforce, primarily research and general and administrative staff, by approximately 40% to preserve capital for ongoing clinical trials and collaboration partner activities. In the future we may need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, including CX-801 and CX-2051, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

In some countries, particularly member states of the European Union and the United Kingdom, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our PROBODY therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of our prior clinical candidates, our current clinical candidates, including CX-2051 and CX-801, and any other product candidates we may have or those of our collaborators. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
•
Any issued patents that we own or have licensed will provide us with any competitive advantages or will not be challenged by third parties.
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

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. For example, in March 2020, Vytacera filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleged that the Company’s use, offers to sell, and/or sales of the PROBODY technology platform for basic research applications constituted infringement. The complaint sought unspecified monetary damages. On October 17, 2024 the Court dismissed plaintiff’s case, and on October 28, 2024, the Court ordered the case to be closed.

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

Any regulatory approvals that we or our collaborators obtain for our product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-marketing clinical trials and surveillance programs to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs and other applicable regulations and standards. In addition, any regulatory approvals we may receive will require the submission of periodic reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product. Such approvals may also contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace factors.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for therapeutic biologics or modifications to approved therapeutic biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Healthcare legislative reform measures may have a material and adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, and government regulation. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. These laws and future laws may negatively impact the ability of biotechnology companies, including us, to raise funds from investors for or to obtain collaboration partners who assist us in the funding of research and development of future medicines. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the General Data Protection Regulation (“GDPR”) went into effect in May 2018, and imposes stringent requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 4% total worldwide annual turnover or €20 million, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

The accelerated approval pathway may be used in cases in which the advantage of a product candidate over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s predicted clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022 provided FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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
•
changes in general market and economic conditions;
•
a large portion of the revenue recognized relates to up-front payments received in earlier years, so the current cash flows from operations may be significantly different from the net income (loss) reported; and
•
revenue to be recognized in 2025 and future years may be significantly lower than 2024 as collaboration research terms come to an end.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting, provide a management report on the internal control over financial reporting and obtain an independent assessment and report on a company's internal financial controls from our external auditors. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by our management and obtain an independent assessment and report from our external auditors on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally acceptable accounting principles in the United States (“GAAP”). This assessment includes disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. A failure in any of these obligations or requirements could subject us to a loss of stockholder confidence and sanctions or investigations by regulatory authorities or litigation.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $0.76 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 33% of our outstanding common stock. In addition, in our July 2023 private placement, a certain holder of 5% or more of our capital stock acquired pre-funded warrants and accompanying Tranche Warrants to purchase shares of our common stock. Until fully exercised or expired, the shares issuable upon the exercise of the pre-funded warrants and the Tranche Warrants are not included in the number of our outstanding shares of common stock. If such holder exercises their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our failure to meet the continued listing requirements of the Nasdaq Global Select Market, including minimum stock price requirements, could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Global Select Market (“Nasdaq”), such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. On February 24, 2025, we received notice from Nasdaq that we failed to meet Nasdaq’s minimum closing bid price requirement of $1.00 per share. We have 180 days to bring our share price above $1.00 for ten consecutive trading days, subject to Nasdaq’s discretion to extend the time for compliance. While we intend to take reasonable action to bring our stock price in compliance, we cannot provide any assurance that we will be able to achieve compliance.

Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

The impact of future pandemics could severely impact the business, research, development and manufacturing for us and our partners including ongoing or planned clinical trials for CX-2051, CX-904 and CX-801, and any clinical trials of our partners. For example, in December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and spread to multiple countries, including the United States and European and Asia-Pacific countries. As a result, our operations and the operations of our partners were impacted for a substantial period of time. Future pandemics may incur similar or more severe disruptions and impacts. These disruptions and impacts may include:

•
delays or difficulties in research activities or obtaining necessary supplies to enable research;
•
delays or difficulties in clinical site initiation for any clinical trials we or our partners decide to initiate, including CX-2051 and CX-801, including difficulties in recruiting clinical site investigators and clinical site staff and clinical trial enrollment;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information and utilize outside contractors to assist us in building and supporting our program.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program includes but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profiles.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our information technology systems, or those of our CROs or other contractors or consultants we may utilize, may fail, suffer disruptions or suffer security breaches, which could result in a material disruption of our product development programs.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

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

Our Director of Information Technology Infrastructure and Operations, who reports to the Chief Financial Officer, is primarily responsible for assessing and managing material risks from cybersecurity threats. Our Director of Information Technology Infrastructure and Operations has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity resources. Our Director of Information Technology Infrastructure and Operations' experience includes information systems architecture, operations, cybersecurity, and data privacy protection.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our principal executive office is currently located in South San Francisco, California, and consists of approximately 76,000 square feet of office and research and development space, all of which is located in a single building, under a lease that expires in October 2026. We believe that our existing facilities are sufficient for our current needs.

Item 3. Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC (“Vytacera”) filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleged that our use, offers to sell, and/or sales of the PROBODY® technology platform for basic research applications constituted infringement. The complaint sought unspecified monetary damages. In September 2022, we filed a motion to dismiss the case. On October 17, 2024, the Court dismissed the case and on October 28, 2024, the Court ordered the case to be closed.

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

Holders of Record

As of February 28, 2025, there were approximately 20 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company focused on developing novel, conditionally activated, masked biologics designed to be preferentially unmasked and activated in the tumor microenvironment. We aim to build a commercial enterprise to maximize our impact on the treatment of cancer. By pioneering a novel class of localized biologic drug candidates, powered by our PROBODY® therapeutic technology platform, we are a leader in the field of masked, conditionally activated oncology therapeutics and have established biologics localization as a strategic area of research and development in the biopharmaceutical industry. Our vision is to transform lives with safer, more effective therapies with the goal to address major unmet needs in oncology.

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

We have utilized our PROBODY therapeutic platform and masking technology to build a promising, broad pipeline of potential first-in-class and best-in-class clinical-stage molecules. These are CX-2051, an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”), CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”) and CX-904, a conditionally activated, PROBODY® TCE, targeting the epidermal growth factor receptor (“EGFR”) on tumor cells and the CD3 receptor on T cells. Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but have been limited in their utilization due to systemic toxicities. We have incorporated our significant, multi-modality masking, conditional activation expertise and clinical learnings to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localized, conditional activation.

CX-2051, a conditionally activated, PROBODY ADC, is directed toward the epithelial cell adhesion molecule (EpCAM). High expression of EpCAM has been documented in many tumor types, including CRC. The CX-2051 payload, a next generation topoisomerase-1 inhibitor payload licensed from AbbVie (formerly ImmunoGen), is tailored to specific EpCAM-expressing indications, including colorectal cancer, and includes a payload-antibody linker designed to drive bystander effect, contributing to anti-tumor activity. The design of CX-2051 is intended to optimize the therapeutic index for the systemic treatment of EpCAM-expressing epithelial cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated a wide predicted therapeutic index and strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer.

The IND for CX-2051 was allowed to proceed by the FDA in January 2024 and Phase 1 clinical initiation in EpCAM expressing solid tumors, including a primary initial focus in CRC commenced in April 2024. As of March 2025, the Phase 1 study has reached the seventh dose escalation cohort. In Phase 1 dose escalation to date, CX-2051 has demonstrated a favorable tolerability profile and attained doses predicted to be therapeutically active. In the Phase 1 study, EpCAM expression levels are being assessed retrospectively and are anticipated to be high in the majority of CRC patients. The CX-2051 Phase 1 study has reached the seventh dose level with CX-2051 initial Phase 1 data in advanced metastatic CRC expected in the first half of 2025.

CX-801 is our interferon ("IFN") alpha-2b PROBODY. IFNα2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNα2b that has the potential to become a cornerstone of combination therapy for a wide range of tumor types. The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In second quarter of 2024, CytomX announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort where the dose of CX-801 exceeds the approved dose of the unmasked peginterferon alfa-2b (SYLATRON™). Initial Phase 1a translational data in advanced melanoma is expected in the second half of 2025.

In 2022, we advanced our first TCE into the clinic. CX-904, which was partnered with Amgen, is a conditionally activated TCE against EGFR and CD3. In preclinical studies, CytomX’s PROBODY EGFRxCD3 TCE demonstrated anti-tumor activity and better tolerability when compared to TCEs without PROBODY masking. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors.

On May 8, 2024, we reported initial Phase 1a data for CX-904 based on an April 16, 2024 data cutoff. As of the data cutoff, the CX-904-101 study had enrolled 35 patients with advanced metastatic solid tumor types that are generally known to express EGFR, including pancreatic, CRC, non-small cell lung cancer (NSCLC), head and neck squamous cell carcinoma (HNSCC), gastric, and esophageal cancers. Patients enrolled in the study were heavily pre-treated and had a median of 4 prior lines of therapy. 19 patients were enrolled into initial non-step dosing cohorts with target doses ranging from 0.007 mg to 6 mg, and 16 patients were subsequently enrolled into step-dosing cohorts with target doses ranging from 5 mg to 10 mg and with tocilizumab prophylaxis. As of the April 16, 2024 data cutoff, enrollment into a cohort with a target dose of 15 mg was ongoing.

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

As of the end of 2024, the Phase 1 study of CX-904 had enrolled over 70 patients. The 15 mg target step-dose level had been cleared and the maximum tolerated dose had not been reached. Patient enrollment in 2025 had prioritized escalation to higher dose levels. However, in March 2025, based on CX-904 clinical observations to-date as well as CytomX pipeline priorities, CytomX and Amgen jointly decided to not further develop the CX-904 program.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines, TCEs, and mRNAs reflecting the versatility of our PROBODY platform.

We do not have any products approved for sale, and we continue to incur significant research and development and general administrative expenses related to our operations. As of December 31, 2024 and 2023, we had an accumulated deficit of $691.6 million and $723.4 million, respectively.

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

Restructuring

On January 6, 2025, the Company announced a restructuring plan (the “2025 Restructuring Plan”) to streamline its organization and prioritize CX-2051 and its activities to support its research collaborations. The restructuring plan will result in a reduction to its workforce by approximately 40% and is expected to be substantially completed in the first quarter of 2025.

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

We also account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The state of California contested our tax position on revenue apportionment for upfront and milestone payments resulting from our collaboration and licensing agreements for the years 2017 and 2018. We received a proposed assessment in September 2023 and filed a protest to contest the proposed assessment in November 2023. We recorded an uncertain tax position of $4.1 million and $3.9 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2024 and 2023, respectively.

Comparison of Years Ended December 31, 2024 and 2023

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$3,688	$(3,688)
Amgen	3,054	5,739	(2,685)
Astellas	29,378	24,453	4,925
Bristol Myers Squibb	77,960	49,300	28,660
Regeneron	10,830	7,194	3,636
Moderna	16,881	10,840	6,041
Total Revenue	$138,103	$101,214	$36,889

The increase in revenue of $36.9 million for 2024 compared to 2023 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by higher percentage of completion of the existing targets. The contractual research term under the BMS agreement concludes in the second quarter of 2025, at which point the performance obligation and corresponding revenue recognition are expected to be complete and BMS will be responsible for the future research and development of the collaboration programs;
•
An increase in revenue under the Regeneron Agreement due to increased preclinical work and a higher percentage completion in the second full year of the collaboration which commenced preclinical research in 2023;
•
An increase in revenue under the Moderna Agreement due to increased preclinical work and a higher percentage of completion in the second full year of the collaborations which commenced in 2023. The $9.3 million of remaining Moderna deferred revenue is expected to be recognized by 2027, principally in 2026 and 2027 due to Moderna's budget considerations in 2025;
•
An increase in revenue under the Astellas Agreement primarily driven by two milestone payments of $5.0 million each, triggered in March 2024. One was related to the nomination of a second clinical candidate while the other was related to the milestone achievement of GLP toxicology study initiation for the first clinical candidate. Astellas revenue in the first quarter of 2023 included the $5.0 million milestone for the first clinical candidate nomination achieved in the collaboration. In the first quarter of 2025, Astellas initiated GLP toxicology studies for the second collaboration target nominated triggering a $5.0 million milestone payment to CytomX in the first quarter of 2025;
•
A decrease in revenue under the Amgen Agreement primarily due to an increase in projected hours to completion. In March 2025, Amgen terminated its license to the EGFR Product;
•
A decrease in revenue under the AbbVie Agreement due to termination of the agreement in March 2023.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Year Ended December 31,
	2024	2023	Change
External costs incurred by product candidate (target):	(in thousands)
CX-904 (EGFRxCD3)	$7,487	$2,790	$4,697
CX-2051 (EpCAM)	17,846	9,966	7,880
CX-801 (IFNα2b)	2,505	11,620	(9,115)
CX-2029 (CD71)	671	2,608	(1,937)
Other wholly owned and partnered programs	6,404	6,490	(86)
General research and development expenses	16,288	9,906	6,382
Total external costs	51,201	43,380	7,821
Internal costs	32,181	34,300	(2,119)
Total research and development expenses	$83,382	$77,680	$5,702

Research and development expenses increased by $5.7 million for 2024, compared to 2023 primarily driven by

•
a $5.0 million milestone payment to AbbVie (formerly ImmunoGen) in the current period, included in the general research and development expenses, for dosing the first patient for CX-2051 in Phase 1 under the ImmunoGen 2019 License Agreement;
•
increase in manufacturing and clinical related activities for the CX-2051 program and clinical trial activities for the CX-904 program; and
•
increase in consulting expenses, offset by
•
decrease in manufacturing activities and laboratory contract services for the CX-801 program and winding down of clinical study activities related to legacy programs, including CX-2029 and
•
decrease in personnel related expenses.

Due to the 2025 Restructuring Plan to streamline the organization and reduce our workforce by approximately 40%, internal research and development costs are expected to be lower in 2025.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
General and administrative	$29,726	$30,018	$(292)

General and administrative expenses decreased by $0.3 million for 2024, compared to 2023 primarily due to lower personnel related expenses and lower rent as a result of partial sublease of the Company’s headquarters which started in March 2023, partially offset by higher professional services and consulting spend supporting areas including intellectual property and internal controls. Due to the 2025 Restructuring Plan to streamline the organization and reduce our workforce by approximately 40%, general and administrative expenses are expected to be lower in 2025.

Interest Income and Other Income (Expense), Net

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Interest income	$7,136	$9,837	$(2,701)
Other income (expense), net	(38)	(30)	(8)
Total interest income and other expense	$7,098	$9,807	$(2,709)

Interest Income

Interest income decreased by $2.7 million during 2024 compared to 2023. The decrease was primarily driven by lower interest rates and the lower cash and cash equivalents and short-term investments position as compared to 2023.

Income Taxes

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Provision for income taxes	$224	$3,892	$(3,668)

The $0.2 million tax provision represented the interest accrued for 2024, related to the proposed assessment received from the state of California for the years 2017 and 2018. The $3.9 million tax provision for 2023 represented the uncertain tax position related to such proposed assessment, including penalties and interest through December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $100.6 million and an accumulated deficit of $691.6 million, compared to cash, cash equivalents and investments of $174.5 million and an accumulated deficit of $723.4 million as of December 31, 2023. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement. We collected the two milestone payments totaling $10.0 million in April 2024.

In 2024, we sold 3,925,202 shares at a weighted average price of $1.8 per share under our at-the-market ("ATM") offering and received net proceeds of approximately $6.9 million after deducting the 3.0% sales commission and related issuance cost. As of December 31, 2024, $56.2 million remained available for sale under the Sales Agreement.

On January 6, 2025, we announced the 2025 Restructuring Plan to streamline our organization and prioritize CX-2051 investment and activities to support our research collaborations. The restructuring plan will result in a reduction to our workforce by approximately 40% and is expected to be substantially completed in the first quarter of 2025.

Based upon our current operating plan, we expect our existing capital resources will be sufficient to fund operations into the second quarter of 2026. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional funds in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(86,231)	$(56,035)
Net cash provided by (used in) investing activities	99,700	(150,674)
Net cash provided by financing activities	7,522	30,230
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,991	$(176,479)

Cash Flows from Operating Activities

2024

During the year ended December 31, 2024, cash used in operating activities was $86.2 million, which consisted of a net income of $31.9 million and non-cash charges of $8.3 million, adjusted by a net decrease of $126.4 million relating to the change of our net operating assets and liabilities, The non-cash charges primarily consisted of $7.7 million in stock-based compensation, $4.1 million in non-cash lease expense, $1.7 million in depreciation and amortization and $0.1 million impairment loss, partially offset by $5.3 million in net accretion of discounts on our investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $118.3 million in deferred revenue resulting from the continued recognition of deferred revenue from existing and new customers;
•
a decrease of $9.9 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments; offset by
•
an increase of $1.8 million in cash flows from accounts receivable, prepaid and other current assets primarily due to decrease in advance payments.

2023

During the year ended December 31, 2023, cash used in operating activities was $$56.0 million, which consisted of a net loss of $0.6 million and a net decrease of $62.4 million relating to the change of our net operating assets and liabilities, offset by non-cash charges of $7.0 million. The non-cash charges primarily consisted of $8.6 million in stock-based compensation, $3.7 million in non-cash lease expense and $2.1 million in depreciation, amortization, and impairment charges, offset by $7.4 million in net accretion of discounts on our investments.

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

Cash Flows from Investing Activities

During year ended December 31, 2024, cash provided by investing activities was $99.7 million, which consisted of $255.5 million of proceeds from the maturities of short term investments partially offset by $155.5 million used in the purchase of short-term investments and $0.3 million of capital expenditures used to purchase property and equipment.

During year ended December 31, 2023, cash provided by investing activities was $150.7 million, which consisted of $424.8 million used in the purchase of short-term investments and $0.8 million of capital expenditures used to purchase property and equipment, partially offset by $275.0 million in proceeds received upon the maturity of marketable securities .

Cash Flows from Financing Activities

During the year ended December 31, 2024, cash provided by financing activities consisted of $6.9 million of net proceeds from issuance of common stock, net of issuance cost, and $0.6 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan (“ESPP”).

During the year ended December 31, 2023, cash provided by financing activities consisted of $29.7 million of net proceeds from issuance of pre-funded warrants and warrants and $0.6 million of proceeds from the exercise of stock options and employee stock purchases under the ESPP.

Contractual Obligations

The following table summarizes our contractual obligations that become due within the next year (in thousands):

Payments Due by
2025
Operating leases(1)	$5,729
Royalty obligations(2)	150
License maintenance fees(3)	1,050
Milestone Payments (4)	225
Total contractual obligations	$7,154

(1) We lease our current facility under a long-term operating lease, which expires in 2026. The lease provides us with one option to extend the lease term for a period of five years at the then fair market rental value.

(2) We have minimum royalty obligations under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement" in the accompanying Notes to the financial statements for more information. Sublicense fees payable to UCSB for potential milestones that are probable to be earned by the Company in 2025 are not included.

(3) We have annual license maintenance fees under the terms of certain license agreement with UCSB and SGEN. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement” in the accompanying Notes to the financial statements for more information.

(4) We have development milestone payments under the terms of certain license agreements. A development milestone is payable upon initiation of GLP toxicology studies for a nominated collaboration target, which we expect to occur in the first quarter of 2025. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement" in the accompanying Notes to the financial statements for more information.

We enter into agreements in the normal course of business with CROs for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 60 days prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits and related interest and penalties of $4.1 million as of December 31, 2024.

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

Our collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract, but rather, are included when the sales or usage occur. As of December 31, 2024, no sales-based milestones have been recognized.

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

Most of our collaboration arrangements are related to delivering a combined performance obligation satisfied over time. Revenue is recognized over the estimated research period using an input measure based on our actual full-time employee ("FTE") hours incurred as a percentage of projected FTE hours for completing the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and/or the related estimated FTE hours-to-completion of certain of our research development programs in each reporting period. For example, changes in our estimated research service period resulted in recognition of higher total revenue of $27.4 million for certain programs in aggregate and lower total revenue of $9.5 million for other programs in aggregate, for 2024, as compared to the estimates in place at the end of 2023. Such adjustments have impacted and will continue to impact the amounts and timing of our revenue recognized.

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

Uncertain Tax Position

We file income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested our tax position on revenue apportionment for upfront and milestone payments resulting from our collaboration and licensing agreements for the years 2017 and 2018. In September 2023, we received a Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. We recorded an uncertain tax position of $4.1 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2024. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. We filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, we are unable to estimate a date by which this matter will be resolved.

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

Item 8. Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company recorded revenue from collaboration agreements of $138.1 million for the year ended December 31, 2024. As described in Note 2 to the financial statements, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

Auditing the Company’s accounting for revenue from collaboration agreements was complex and required significant judgments primarily in evaluating estimates of the total expected inputs (hours) under the input method for revenue recognized over time.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the determination of the actual hours incurred for each performance obligation for the period, management’s estimate of the total expected hours to be incurred for each performance obligation, and the calculation and recognition of revenue for each performance obligation.

To test the recognition of revenue from collaboration agreements, our audit procedures included, among others, testing a sample of cash receipts, confirming a sample of receivables, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting research or steering committee minutes, testing the application of the input method for the recognition of revenue, including testing the actual hours incurred and management’s estimate of the total hours to be incurred for each performance obligation for revenue recognized over time.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Jose, California

March 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CytomX Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CytomX Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CytomX Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended, and the related notes and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

March 6, 2025

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$38,052	$17,171
Short-term investments	62,571	157,338
Accounts receivable	3,103	3,432
Prepaid expenses and other current assets	3,579	4,995
Total current assets	107,305	182,936
Property and equipment, net	2,467	3,958
Intangible assets, net	583	729
Goodwill	949	949
Restricted cash	1,027	917
Operating lease right-of-use asset	8,136	12,220
Other assets	66	83
Total assets	$120,533	$201,792
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,088	$1,458
Accrued liabilities	12,338	17,599
Operating lease liabilities - short term	5,145	4,589
Deferred revenues, current portion	67,201	132,267
Total current liabilities	85,772	155,913
Deferred revenue, net of current portion	26,862	80,048
Operating lease liabilities - long term	4,240	9,385
Other long-term liabilities	4,115	3,893
Total liabilities	120,989	249,239
Commitments and contingencies (Note 10)
Stockholders' deficit
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 and 150,000,000 shares authorized, and 80,099,889 and 67,310,838 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	691,095	675,905
Accumulated other comprehensive income	27	95
Accumulated deficit	(691,579)	(723,448)
Total stockholders' deficit	(456)	(47,447)
Total liabilities and stockholders' deficit	$120,533	$201,792

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues	$138,103	$101,214
Operating expenses:
Research and development	83,382	77,680
General and administrative	29,726	30,018
Total operating expenses	113,108	107,698
Income (loss) from operations	24,995	(6,484)
Interest income	7,136	9,837
Other income (expense), net	(38)	(30)
Income before income taxes	32,093	3,323
Provision for income taxes	224	3,892
Net income (loss)	31,869	(569)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax	(68)	85
Total comprehensive income (loss)	$31,801	$(484)
Net income (loss) per share:
Basic	$0.38	$(0.01)
Diluted	$0.38	$(0.01)
Shares used to compute net income (loss) per share
Basic	84,439,303	73,808,237
Diluted	84,745,116	73,808,237

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Deficit
Balance at December 31, 2022	66,228,046	$1	$637,117	$10	$(722,879)	$(85,751)
Exercise of stock options and release of RSUs	675,864	—	26	—	—	26
Issuance of common stock under the Employee Stock Purchase Plan	406,928	—	535	—	—	535
Issuance of pre-funded warrants and warrants, net of issuance cost	—	—	29,669	—	—	29,669
Stock-based compensation	—	—	8,558	—	—	8,558
Other comprehensive income	—	—	—	85	—	85
Net loss	—	—	—	—	(569)	(569)
Balance at December 31, 2023	67,310,838	1	675,905	95	(723,448)	(47,447)
Exercise of stock options and release of RSUs	980,552	—	209	—	—	209
Issuance of common stock under the Employee Stock Purchase Plan	383,346	—	404	—	—	404
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	3,925,202	—	6,909	—	—	6,909
Exercise of pre-funded warrants	7,499,951	—	—	—	—	—
Stock-based compensation	—	—	7,668	—	—	7,668
Other comprehensive income	—	—	—	(68)	—	(68)
Net income	—	—	—	—	31,869	31,869
Balance at December 31, 2024	80,099,889	$1	$691,095	$27	$(691,579)	$(456)

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$31,869	$(569)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	146	146
Depreciation and amortization	1,622	2,029
Impairment loss on machinery and equipment	106	—
Accretion of discounts on short-term investments	(5,311)	(7,419)
Stock-based compensation expense	7,668	8,558
Non-cash lease expense	4,084	3,729
Changes in operating assets and liabilities
Accounts receivable	329	32,554
Prepaid expenses and other assets	1,433	2,415
Accounts payable	(297)	(1,426)
Accrued liabilities and other long-term liabilities	(9,628)	(7,041)
Deferred revenue	(118,252)	(89,011)
Net cash used in operating activities	$(86,231)	$(56,035)
Cash flows from investing activities:
Purchases of property and equipment	(310)	(840)
Purchases of short term investments	(155,490)	(424,834)
Maturities of short term investments	255,500	275,000
Net cash provided by (used in) investing activities	$99,700	$(150,674)
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants and warrants, net of issuance cost	—	29,669
Proceeds from issuance of common stock, net of issuance cost	6,909
Proceeds from employee stock purchase plan and exercise of stock options	613	561
Net cash provided by financing activities	$7,522	$30,230
Net increase (decrease) in cash, cash equivalents and restricted cash	20,991	(176,479)
Cash, cash equivalents and restricted cash, beginning of year	18,088	194,567
Cash, cash equivalents and restricted cash, end of year	$39,079	$18,088

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$8	$75

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statements of cash flows:

	December 31
	2024	2023
	(in thousands)
Cash and cash equivalents	$38,052	$17,171
Restricted cash - non-current assets	1,027	917
Total	$39,079	$18,088

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. During the years ended December 31, 2024 and 2023, the Company recorded impairment loss of $0.1 million and $0 for long-lived assets.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

Notes to Financial Statements

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2024, the Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which enhances transparency in income statement disclosures. ASU 2024-03 requires entities to disclose detailed information about specific components of income statement expenses, such as employee compensation, depreciation, and amortization, as well as other significant expense categories. The objective is to provide financial statement users with greater insight into the nature and variability of expenses, improving their ability to analyze financial performance and make informed decisions. This update applies to all entities, with public entities required to provide both quantitative and qualitative disclosures, while private entities may follow simplified disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2025, with early adoption permitted.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$31,869	$(569)

Denominator:
Basic
Weighted-average common shares outstanding	77,516,177	66,655,971
Weighted-average pre-funded warrants	6,923,126	7,152,266
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	84,439,303	73,808,237
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	84,439,303	73,808,237
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	305,813	—
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	84,745,116	73,808,237

Net income (loss) per share, basic and diluted
Basic	$0.38	$(0.01)
Diluted	$0.38	$(0.01)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Options and ESPP to purchase common stock	14,452,982	13,805,472
Common stock warrants	11,538,462	5,675,167
RSUs	227,925	1,820,589
Total	26,219,369	21,301,228

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

Notes to Financial Statements

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$28,313	$—	$28,313
Restricted cash (money market funds)	Level I	1,027	—	1,027
U.S. Treasury securities	Level II	72,503	27	72,530
Total		$101,843	$27	$101,870

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$17,109	$—	$17,109
Restricted cash (money market funds)	Level I	917	—	917
U.S. Treasury securities	Level II	157,243	95	157,338
Total		$175,269	$95	$175,364

As of December 31, 2024, the remaining contractual terms of the U.S. Treasury securities are less than a year.

5. Property and Equipment

Property and equipment, net consisted of the following:

	December 31
	2024	2023
	(in thousands)
Laboratory equipment	$14,525	$14,119
Computer equipment and software	1,117	1,125
Furniture and fixtures	1,051	1,051
Leasehold improvements	2,005	1,983
Construction in progress	—	368
	18,698	18,646
Less: accumulated depreciation and amortization	(16,231)	(14,688)
	$2,467	$3,958

Depreciation and amortization expense was $1.6 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.

6. Intangible Asset

The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization expense for each of the years ended December 31, 2024 and 2023 was $0.1 million.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

	December 31,
	2024	2023
	(in thousands)
PROBODY platform intangible asset	$1,750	$1,750
Less accumulated amortization	(1,167)	(1,021)
	$583	$729

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Research and clinical expenses	$8,581	$8,435
Payroll and related expenses	2,578	8,160
Legal and professional expenses	689	690
Other accrued expenses	490	314
Total	$12,338	$17,599

8. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Year Ended December 31,
	2024	2023
	(in thousands)
AbbVie	$—	$3,688
Amgen	3,054	5,739
Astellas	29,378	24,453
Bristol Myers Squibb	77,960	49,300
Regeneron	10,830	7,194
Moderna	16,881	10,840
Total revenue	$138,103	$101,214

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

In August 2023, the Company entered into a Transition Agreement (the “Transition Agreement”) with AbbVie Global Enterprises Ltd. ("AbbVie Global", an affiliate entity of AbbVie), pursuant to which the Company regained exclusive worldwide rights to develop CX-2029, a CD71-targeting conditionally activated antibody drug conjugate. The Transition Agreement supersedes the CD71 Agreement that was terminated in May 2023, and grants certain intellectual property rights from AbbVie Global to enable the continued development of CX-2029 by the Company for all human and nonhuman diagnostic, prophylactic, and therapeutic uses. Pursuant to the Transition Agreement, AbbVie Global is eligible to receive tiered sales royalties for CX-2029 ranging from the low-to-mid single digit percentages. In the fourth quarter of 2023, the Company decided to not to make any further substantial investments in the CX-2029 program.

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

In October 2021, CytomX and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products. In each of May 2023 and March 2024, CytomX and Amgen executed an amendment to the Amgen Agreement to extend the target selection period for Amgen to select its additional targets, by March 31, 2025 based on the latest extension, for research and development as further discussed below.

Under the terms of the Amgen Agreement, as amended, the Company and Amgen were co-developing a conditionally activated T-cell engager (“TCE”) targeting epidermal growth factor receptor (the “EGFR Products”). The Company was responsible for early-stage development of EGFR Products and Amgen was to be responsible for late-stage development and commercialization of EGFR Products. Following potential advancement beyond early-stage development, the Company had the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would have been responsible for a certain percentage of the worldwide development costs for EGFR Products and Amgen would have been responsible for the rest of such costs (the “EGFR Co-Development Option”). If the Company had exercised its EGFR Co-Development Option, the Company would have been entitled to share in somewhat less than 50% of the profit and losses from sales of such EGFR Products in the U.S., subject to certain caps, offsets, and deferrals. If the Company had chosen not to exercise its EGFR Co-Development Option, the Company would not have been responsible for any costs of later stage development. The Company was also eligible to receive up to $460.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in the low-double-digit to mid-teen percentage of worldwide commercial sales, provided that if the Company had exercised its EGFR Co-Development option, it would have received a profit and loss split of sales in the United States and royalties in the low-double-digit to mid-teen percentage of commercial sales outside of the United States. In January 2022, the IND for the EGFR product (CX-904) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”) and the program progressed into Phase 1 dose escalation. In March 2025, CytomX and Amgen jointly decided to not continue CX-904 development and Amgen terminated its license to the EGFR Products.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Amgen also had the right to select a total of up to three targets, including the two additional targets discussed below. The Company and Amgen collaborate in the research and development of conditionally activated T-cell engaging bispecifics therapies directed against such targets. Amgen has selected one such target (the “Amgen Other Product”). If Amgen exercises its option within a specified period of time, it can select two such additional targets (the “Amgen Option Products” and, together with the Amgen Other Product, the “Amgen Products”). Except with respect to preclinical activities to be conducted by CytomX, Amgen will be responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products. If Amgen exercises all of its options and advances all three of the Amgen Products, CytomX is eligible to receive up to $950.0 million in upfront, development, regulatory, and commercial milestones and tiered high single-digit to low-teen percentage royalties. The Company concluded that, at the inception of the agreement and subsequent amendments, Amgen’s option to select the two additional targets is not a material right and does not represent a performance obligation of the agreement.

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

The total transaction price of $51.2 million, consisting of the $40.0 million upfront payment, an estimated fair value of $10.7 million for the CytomX Product and $0.5 million of premium on the sale of the Company’s common stock, was allocated between the two performance obligations based on the relative standalone selling price of each performance obligation. To determine the standalone selling price, the Company used the discounted cash flow method by calculating risk-adjusted net present values of estimated cash flows. The Company determined that the remaining potential milestone payments were fully constrained due to the uncertainty in achieving them as of December 31, 2024.

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations. The transaction price of each performance obligation was recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual full-time employee ("FTE") hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the research service period. At the end of the second quarter of 2019, the Company determined that it would undertake additional testing and assessment of the molecules being evaluated under the EGFR project. As a result, the estimated FTE hours-to-completion and research service period related to the EGFR project were increased to eight years. In the second quarter of 2020, the Company completed the clinical candidate characterization phase and moved into the IND-enabling phase earlier than planned. As a result, the estimated FTE hours-to-completion and research service period related to the EGFR project were decreased from eight to approximately seven years. In the third quarter of 2022, the FDA initiated Project Optimus which is aimed to reform the dose

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

optimization and dose selection paradigm. As a result, the estimated FTE hours-to-completion and research service period were increased by approximately an additional year.

The $4.8 million transaction price allocated to the Amgen Other Product performance obligation is recognized using estimated FTE hours-to-completion over the estimated research service period of six years.

The Company evaluates the measure of progress each reporting period using the input method and, if necessary, adjusts the measure of performance and related revenue recognition. As of December 31, 2024 and 2023 deferred revenue related to the EGFR Products performance obligation was $9.7 million and $12.8 million, respectively. Deferred revenue related to the Amgen Other Products performance obligation was immaterial as of December 31, 2024 and 2023.

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

Pursuant to the Astellas Agreement, the consideration from Astellas was comprised of an upfront fee of $80.0 million and total potential contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.6 billion. The Company is also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas is responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company will receive research and development service fees based on a prescribed FTE rate.

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

The initial transaction price of $103.2 million consists of the upfront fee of $80.0 million and estimated research and development fees of $23.2 million. The transaction price was allocated between the four performance obligations based on the relative standalone selling price of each performance obligation, which was deemed to be equal at the inception of the agreement. The Company determined that all potential milestone payments are constrained as of December 31, 2024 due to the significant uncertainty of achievement.

The transaction price, as allocated to the combined performance obligation for each target, is recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred over the estimated research service period of each target.

In January 2023, the Company announced that it achieved a clinical candidate milestone under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company which was fully recognized in the first quarter of 2023 as the Company had completed its related performance obligation of the first collaboration target which resulted in the clinical candidate nomination for further development. In March 2024, the Company announced that it achieved the good laboratory practices ("GLPs") toxicology milestone for this candidate which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of this first collaboration target. Also, in March 2024, the Company announced that it achieved a clinical candidate milestone for a second collaboration target under the Astellas Agreement which triggered an additional $5.0 million milestone payment to the Company. The

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

$5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of the second collaboration target which resulted in the clinical candidate nomination for further development.

In the first quarter 2025, Astellas initiated GLP toxicology studies for the second collaboration target nominated triggering a $5.0 million milestone payment to CytomX in the first quarter of 2025.

As of December 31, 2024 and 2023, deferred revenue relating to the Astellas Agreement was $17.4 million and $31.0 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.1 million and $2.2 million as of December 31, 2024 and 2023, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

In March 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its collaboration license on the CTLA-4 target under the collaboration. BMS-986288 was Bristol Myers Squibb’s leading next generation PROBODY CTLA-4 program that it had previously prioritized over BMS-986249, which was a PROBODY version of ipilimumab.

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it has no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. The Company continues to be obligated to perform research work under Amendment 2 executed in February 2021 for multiple ongoing research programs for which CytomX’s research efforts on the programs are expected to be complete in April 2025.

As of December 31, 2024, the Company is eligible to receive approximately $1.3 billion in contingent payments for development, regulatory and sales milestones for the ongoing collaboration programs. As of December 31, 2024, the Company has received in aggregate $297.0 million in upfront and milestone payments under the agreement.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The Company reevaluated the remaining potential milestone payments and determined that significant revenue reversal was probable as the achievement of such milestones was highly dependent on factors outside the Company’s control. As a result, these payments continued to be fully constrained and were not included in the transaction price on December 31, 2024.

As of December 31, 2024 and 2023, deferred revenue relating to the BMS Agreement was $41.9 million and $119.9 million, respectively.

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

The transaction price at the contract inception was allocated among the performance obligations using the SSP of each performance obligation, which was determined to be equal due to the early stage of the collaboration programs. The transaction price allocated to the collaboration programs is recognized using an input method. In applying the input measure of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the respective collaboration program over an estimated service period of four years. Due to Moderna's budget considerations in 2025, the Company will continue its performance obligation primarily in 2026 and 2027.

As of December 31, 2024 and 2023, deferred revenue relating to the Moderna Agreement was $9.3 million and $24.2 million, respectively. The amount due from Moderna under the Moderna Agreement was $0.9 million and $0 as of December 31, 2024 and December 31, 2023, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

As of December 31, 2024 and 2023, deferred revenue relating to the Regeneron Agreement was $15.6 million and $24.4 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $1.0 million and $1.1 million as of December 31, 2024 and December 31, 2023, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the years ended in December 31, 2024 and 2023 (in thousands):

Deferred Revenue
(in thousands)
Balance at 12/31/2022	$301,326
Additions	6,438
Revenue Recognized	(95,449)
Balance at 12/31/2023	212,315
Additions	8,643
Revenue Recognized	(126,895)
Balance at 12/31/2024	$94,063

The Company expects that the $94.1 million of deferred revenue related to the following contracts as of December 31, 2024 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $9.7 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until 2025.
•
The $17.4 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $41.9 million of deferred revenue related to the BMS Agreement is expected to be recognized until the second quarter of 2025.
•
The $9.3 million of deferred revenue related to the Moderna Agreement is expected to be recognized primarily in 2026 and 2027 due to Moderna's budget considerations in 2025.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

•
The $15.6 million of deferred revenue related to the Regeneron Agreement is expected to be recognized until 2026.

9. License Agreement

UCSB Agreement

In August 2010, the Company entered into an exclusive, worldwide license agreement with University of California, Santa Barbara (“UCSB”), relating to the use of certain patents and technology relating to its core technology, including its therapeutic antibodies, and to certain patent rights the Company co-owns with UCSB covering PROBODY antibodies and other pro-proteins (the “UCSB Agreement”). Pursuant to the UCSB Agreement, the Company has annual minimum royalty obligations of $0.2 million under the terms of certain exclusive licensed patent rights. In April 2019, the Company entered into Amendment No.3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No.3”). Under the terms of Amendment No.3, the Company agreed to make an additional annual license maintenance fees of $0.8 million through 2031. In the event that the Company terminates the agreement due to material concern of the safety or efficacy of the related technology, 50% of all remaining maintenance fees will become due immediately. Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.

In 2022, the Company incurred $0.1 million of sublicense fees triggered by the IND for the EGFR product and the dosing of the first patient of the EGFR program under the Amgen Agreement. In 2023, the Company incurred $0.2 million of sublicense fees triggered by achieving the clinical candidate milestone under the Astellas Agreement. In 2024, the Company incurred $0.6 million of sublicense fees triggered by achieving the GLP toxicology studies milestone for the first clinical candidate which was nominated by Astellas in 2023, as well as by achieving the clinical candidate nomination milestone for a second collaboration target under the Astellas Agreement. In the first quarter 2025, the Company incurred $0.2 million of sublicense fees triggered by achieving the GLP toxicology studies milestone for the second clinical candidate which was nominated by Astellas in 2024.

During the years ended December 31, 2024 and 2023, the Company incurred sublicense expenses of $1.6 million and $1.1 million, respectively, under the provisions of the UCSB Agreement.

ImmunoGen (acquired by AbbVie in 2024)

In December 2019, the Company entered into a License Agreement (the “ImmunoGen 2019 License”) with ImmunoGen, Inc. to obtain an exclusive license with respect to epithelial cell adhesion molecule (“EPCAM”). Under the ImmunoGen 2019 License, ImmunoGen agreed to transfer its know-how, patents, intellectual property rights, and technology transfer materials and information related to its EpCAM program. The license gives the Company the sole ability to develop, manufacture, use and commercialize any licensed product that incorporates, is comprised of, or otherwise derived from PROBODY technology that targets EpCAM in any human therapeutic field on a worldwide basis. In exchange, the Company made an upfront license payment of $7.5 million, and will pay up to $35.0 million in certain clinical development milestones and up to $320.0 million in regulatory approval and commercial milestone payments, if achieved. ImmunoGen is also entitled to royalties on product sales ranging from the mid-to-high single digits percentages.

In April 2024, the Company made a $5.0 million payment of the $35.0 million in potential clinical development milestone payments to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for CX-2051 under the ImmunoGen 2019 License Agreement.

Seattle Genetics, Inc ("SGEN")

In August 22, 2023, the Company entered into a Transition Agreement (the “Transition Agreement”) with AbbVie Global Enterprises Ltd. (“AbbVie”), pursuant to which the Company regained exclusive worldwide rights to develop CX-2029, a CD71-targeting conditionally activated antibody drug conjugate. The Transition Agreement superseded the CD71 Co-Development and License Agreement (the “Collaboration Agreement”) entered into between the Company and AbbVie Ireland Unlimited Company (an affiliate entity of AbbVie) in 2016, that was terminated in May 2023, and granted certain intellectual property rights from AbbVie to enable the continued development of CX-2029 by the Company for all human and nonhuman diagnostic, prophylactic, and therapeutic uses. Pursuant to the Transition Agreement, the Company paid an annual license maintenance fee of $0.3 million to SGEN for certain related technology starting 2023 through the date on which licensee receives first regulatory approval in the territory for the applicable licensed product. The Company terminated the Transition Agreement in the first quarter of 2025.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

10. Commitments and Contingencies

Legal Proceedings

On March 4, 2020, Vytacera Bio, LLC (“Vytacera”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware. The lawsuit alleged that the Company's use, offers to sell, and/or sales of the PROBODY® technology platform for basic research applications constituted infringement. The complaint sought unspecified monetary damages. In September 2022, the Company filed a motion to dismiss the case. On October 17, 2024, the Court dismissed the case and on October 28, 2024, the Court ordered the case to be closed.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company recorded the $0.9 million of cash securing the Letter of Credit as non-current restricted cash on its balance sheet as of December 31, 2024 and 2023. Rent expense during the years ended December 31, 2024 and 2023 was $5.1 million and $5.1 million, respectively.

Supplemental information related to leases are as follows:

	Year Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,572	$5,420

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating lease	1.75	2.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2024
(in thousands)
Maturity of operating lease liabilities
2025	$5,729
2026	4,387
Total lease payments	10,116
Less imputed interest	(731)
Present value of lease liabilities	$9,385

In March 2023, the Company entered into a sublease agreement for a portion of its existing office and laboratory space. The sublease is classified as an operating lease whereby sublease income is recognized on a straight-line basis over the sublease term that expires on September 30, 2026. For the year ended December 31, 2024 and 2023, sublease income was $1.2 million and $0.9 million, respectively.

December 31, 2024
(in thousands)
Future sublease income payments
2025	1,379
2026	1,067
Total sublease income payments	$2,446

12. Common Stock

In February 2020, the Company entered into the Open Market Sale Agreement (as amended on each of March 4, 2022 and August 9, 2024, the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell its common stock, at par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time upon the Company’s request, through an at-the-market ("ATM") offering under which Jefferies will act as sales agent. Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement. In April 2024, under the Sales Agreement, the Company sold 2,270,608 shares at an average price of $2.20 per share and received net proceeds of approximately $4.8 million after deducting the 3.0% sales commission and related issuance cost. In December 2024, the Company sold 1,654,594 shares at an average price of $1.3 per share under the ATM offering and received net proceeds of approximately $2.1 million after deducting the 3.0% sales commission and related issuance cost.

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, CytomX issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. In May 2024, BVF exercised its right to purchase 7.5 million shares of common stock through its pre-funded warrants at an exercise price of $0.00001 per share.

The following table summarizes the Company's warrants activities:

	Pre-funded Warrants		Tranche 1 Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Balance at December 31, 2023	14,423,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24
Exercises	(7,500,000)		—		—
Balance at December 31, 2024	6,923,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24

The pre-funded warrants will expire in July 2043, while Tranche 1 and Tranche 2 warrants will expire in July 2025 and July 2026, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

The initial number of shares of common stock available for future issuance under the 2015 Plan was 2,444,735. Beginning on January 1, 2016 and continuing until the expiration of the 2015 Plan, the total number of shares of common stock available for issuance under the 2015 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2024 and 2023, 2,319,648 shares and 2,944,245 shares of common stock, respectively, were available for future issuance under the 2015 Plan.

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

The initial number of shares of common stock available for future issuance under the 2019 Plan was 1,815,000. During 2021, the total number of shares of common stock available for issuance under the 2019 Plan has increased by 1,000,000 shares. As of December 31, 2024 and 2023, 1,658,672 and 1,725,656 shares, respectively, of common stock were available for future issuance under the 2019 Plan.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The following table summarizes the Company's stock option activities:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2023	12,949,612	$7.16
Options granted	2,389,000	1.70
Options exercised	(132,351)	1.58		$98.1
Options cancelled/forfeited	(644,200)	9.87
Balances at December 31, 2024	14,562,061	6.20	5.90	$-
Options Exercisable—December 31, 2024	10,565,931	$7.67	5.23	$-

The aggregate intrinsic values of options exercised, outstanding and exercisable were calculated as the difference between the exercise price of the options and the quoted market price of the underlying common stock as of December 31, 2024.

As of December 31, 2024, the unrecognized compensation expense with respect to options granted was $5.5 million and is expected to be recognized over 2.13 years.

Time-based RSUs ("TRSU")

The following table summarizes the Company's TRSU activities:

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	1,400,529			$2.40
RSUs awarded	1,259,833			1.61
RSUs vested	(733,201)			2.10
RSUs forfeited	(73,929)			1.82
Balance at December 31, 2024	1,853,232	1.08	$1,909	$2.00

The Company recorded $1.5 million and $2.0 million of stock-based compensation expense related to the TRSUs for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the unrecognized compensation expense with respect to the TRSUs was $2.5 million which is expected to be recognized over 1.91 years. The TSRUs generally vest ratably over two to four years.

Performance-based RSUs ("PSU")

2021 PSU

In October 2021, the Company granted 435,000 PSUs to executive employees with an aggregated grant date fair value of $2.3 million. Vesting for 50% of the PSUs granted will occur upon achievement of certain specific milestones within one year of the grant date ("2021-Tranche-1") and the remaining 50% will vest upon achievement of additional company objectives within two years of the grant date ("2021-Tranche-2").

In July 2022, the Company determined that the performance condition for 2021-Tranche-1 was met and recorded $1.0 million of stock-based compensation expense for the year ended December 31, 2022. In September 2023, the performance condition for 2021-Tranche-2 was modified and the award was vested in September 2023. As a result, the Company recorded $0.1 million of stock-based compensation expense for 2021-Tranche-2 for the year ended December 31, 2023.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

2022 PSU

In August 2022, the Company granted 250,000 PSUs to executive employees with an aggregated grant date fair value of approximately $0.4 million. Vesting for 50% of the PSUs granted was set to occur upon attaining certain specific milestones by December 2023 (“2022-Tranche-1”), and the remaining 50% was set to vest upon attaining certain specific milestones by December 2024 (“2022-Tranche-2”). For the year ended December 31, 2022, the Company recorded $55,000 compensation cost for the Tranche-1 award. In December 2023, the Company determined that the performance condition for 2022-Tranche-1 was satisfied and the award was vested in December 2023. As a result, the Company recorded the remaining $128,000 compensation cost for the 2022-Tranche-1 award for the year ended December 31, 2023. In August 2024, the Company determined that the performance condition for the 2022-Tranche-2 had been satisfied and the award was vested in August 2024. As a result the Company recorded $77,000 and $106,000 stock-based compensation cost for 2022-Tranche 2 for the years ended December 31, 2024 and 2023, respectively.

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche-1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche-2”). As of December 31, 2024, the PSUs for 2023-Tranche-1 were cancelled as the related performance condition was not met by December 2024. The Company determined that it is not probable that the performance condition will be satisfied for 2023-Tranche-2 and no compensation cost was recorded for these awards through December 31, 2024.

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche-1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche-2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through December 31, 2024.

The following table summarizes the Company's PSU activities:

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2023	875,000			$2.41
PSUs awarded	810,000			1.66
PSUs vested	(115,000)			1.59
PSUs forfeited	(380,000)			2.54
Balance at December 31, 2024	1,190,000	1.34	$1,226	$1.94

As of December 31, 2024, the unrecognized compensation expense with respect to PSUs granted was $2.3 million and is expected to be recognized over 1.34 years.

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 383,346 and 406,928 shares of common stock under the ESPP in 2024 and 2023, respectively.

Shares available for future purchase under the ESPP were 556,352 shares and 939,698 shares at December 31, 2024 and 2023, respectively. The compensation expense related to the ESPP was $0.3 million, $0.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $0.1 million of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Stock Based Compensation

Total stock-based compensation recorded related to stock options, TRSUs, PSUs and the ESPP was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$2,716	$2,921
General and administrative	4,952	5,637
Total stock-based compensation expense	$7,668	$8,558

Fair Value Assumptions:

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following weighted average assumptions:

	Options		ESPP
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Expected volatility	84.0%	84.0%	104%	70.2%
Risk-free interest rate	4.0%	4.2%	5.0%	5.4%
Dividend yield	—	—	—	—
Expected term (in years)	5.6	5.1	0.5	0.5
Weighted average fair value per share	$1.21	$1.52	$0.63	$0.55

14. Income Taxes

The Company derives its income only from the United States. The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	224	3,892
Total current	224	3,892
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$224	$3,892

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
State tax, net of federal benefit	19.0	(478.7)
Stock compensation	4.6	47.2
Tax credits	(2.7)	242.7
Change in valuation allowance	(41.6)	283.2
162(m) limitation	0.1	1.2
Other	0.3	0.5
Total	0.7%	117.1%

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2024	2023
Net operating loss carryforwards	$62,544	$56,767
Research and development credits	23,871	22,149
Lease liability	2,194	3,501
Intangible assets	6,456	4,400
Deferred revenue	22,111	47,286
Accrued liabilities	981	2,425
Stock-based compensation	8,770	9,600
Sec 174 capitalized research and development costs	37,249	32,630
Other	41	55
Total gross deferred income tax assets	164,217	178,813
Less: valuation allowance	(162,110)	(175,454)
Deferred tax assets, net of valuation allowance	2,107	3,359
Fixed assets	(1)	(105)
Right-of-use assets	(1,903)	(3,061)
Prepaid expenses	(203)	(193)
Deferred tax liabilities	(2,107)	(3,359)
Net deferred income tax liabilities	$—	$—

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 was a decrease of $13.4 million and an increase of $9.4 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $294.3 million and $36.7 million, respectively, as of December 31, 2024, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $228.7 million will carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2032, if not utilized.

The Company also has federal and state research and development tax credit carryforwards of $26.0 million and $14.5 million, respectively, as of December 31, 2024 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits will carryforward indefinitely.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company has performed an IRC Section 382 analysis and determined there was an ownership change in 2017 that resulted in 382 limitations. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations. The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. Accordingly, none of the tax attributes have been reduced but limited the full use in 2018. The Company has determined that, while an ownership change has occurred, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state net operating loss carryforwards. The Company reviewed its stock ownership for the year ended December 31, 2024 and concluded no ownership changes occurred in current year which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If the additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$19,377	$9,269
Additions based on tax positions related to current year	617	527
Adjustment based on tax positions related to prior years	-	9,581
Balance at end of the year	$19,994	$19,377

Of the unrecognized tax benefits as of each of December 31, 2024 and 2023, approximately $2.3 million, would affect the Company’s effective tax rate if recognized. Penalties and interest of $1.0 million and $0.8 million, respectively, have been accrued for as of December 31, 2024.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.1 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2024. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

15. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2024 and 2023, the Company made contributions to the plan of $0.6 million, $0.5 million, respectively.

16. Segment Disclosures

The Company operates as a single operating segment. The Chief Executive Officer is identified as the Chief Operating Decision Maker (CODM). The CODM primarily reviews the Company’s financial information on an aggregate basis. The CODM utilizes the aggregated financial information to make strategic decisions, assess performance, and allocate resources across the Company. The aggregate information includes the revenue by collaboration partner, research and development expense by program, as well as net income that is reported on the Statements of Operations and Comprehensive Income (Loss). Net income (loss) is used to monitor budget versus actual results in assessing performance of the segment and in establishing management's compensation. The measure of segment assets is reported on the Balance Sheets as total assets. All of the Company’s long-lived assets are located in the United States. In addition to the revenue by collaborative partners disclosed in Note 8, the CODM reviews the following significant expenses in making decisions about the allocation of resources and assessing performance (in thousands):

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

	Year Ended December 31,
	2024	2023
	(in thousands)
Total revenue	$138,103	$101,214
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	7,487	2,790
CX-2051 (EpCAM)	17,846	9,966
CX-801 (IFNα2b)	2,505	11,620
CX-2029 (CD71)	671	2,608
Other wholly owned and partnered programs	6,404	6,490
General research and development expenses	16,288	9,906
Total external costs	51,201	43,380
Internal costs	32,181	34,300
Research and development expenses	83,382	77,680
General and administrative expenses	29,726	30,018
Income (loss) from operations	24,995	(6,484)
Interest income	7,136	9,837
Other income (expense), net	(38)	(30)
Income/(loss) before income taxes	32,093	3,323
Provision for income taxes	224	3,892
Net income (loss)	$31,869	$(569)

17. Subsequent Event

On January 6, 2025, the Company announced a restructuring plan to streamline its organization and prioritize CX-2051 (EpCAM PROBODY® ADC) and its activities to support its research collaborations. The restructuring plan will result in a reduction to its workforce by approximately 40% and is expected to be substantially completed in the first quarter of 2025. The Company estimates that it will incur aggregate restructuring charges of approximately $4.0 million, primarily related to one-time severance payments and other employee-related costs, which the Company expects will be substantially recorded in the first quarter of 2025.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Termination of CX-2009 & CX-2029

On January 31, 2025, the Company sent formal notice of termination to AbbVie Global Enterprises Ltd. (“AbbVie”) regarding the Transition Agreement dated August 22, 2023 between AbbVie and the Company (the “AbbVie Transition Agreement”) and the sublicense pertaining to CX-2029 under the AbbVie Transition Agreement. The Company previously announced in 2023 that it would not significantly invest in further development and has now terminated AbbVie Transition Agreement.

Qn January 31, 2025, the Company sent formal notice of termination to ImmunoGen, Inc. ( “ImmunoGen”, now AbbVie) regarding the License Agreement dated February 16, 2016 between ImmunoGen and the Company (the “ImmunoGen License Agreement”) and the sublicense pertaining to CX-2009 under the Immunogen License Agreement. The Company previously announced it would end development work of CX-2009 in 2022 and has now terminated ImmunoGen License Agreement.

2025 Executive Retention Program

To further incentivize the Company’s executive efforts critical to 2025 goals of the Company, and to recognize their continued commitment to the organization, the Board approved a 2025 cash incentive award program (the “Retention Program”) effective upon filing of the annual report on Form 10-K for the fiscal year 2024. The Retention Program is conditioned on the achievement by the Company of $50 million of new capital from all sources by December 31, 2025, and continued employment by the Company as of the date of completion of the performance condition. Under this Retention Program, Company executives will be eligible to receive a one-time cash payment equal to 50% of annual target bonus incentive of such executive upon the successful completion of this performance condition if employed on such date. No retention awards will be earned or issued if the new capital condition is not met by December 31, 2025. Executives did not earn and the Company did not pay annual cash bonus for 2024.

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

We have adopted an insider trading policy (the “Corporate Securities Trading Policy”) governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our Corporate Securities Trading Policy as Exhibit 19.1 to the Annual Report on Form 10-K for the year ended December 31, 2023 was filed with the SEC on March 11, 2024.

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc,. effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-Q	8/6/2020	4.4

4.5	Form of Pre-Funded Warrant	8-K	7/3/2023	4.1

4.6	Form of Tranche Warrant	8-K	7/3/2023	4.2

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	2015 Equity Incentive Plan (“2015 Plan”).	S-1/A	10/6/2015	10.5

10.3(b)#	Form of 2015 Plan Option Agreement under the 2015 Plan.	10-Q	11/23/2015	10.4

10.3(c)#	Form of 2015 Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

10.3(d)#	Form of 2015 Plan Restricted Share Unit Award Grant Notice and Agreement	10-K	3/21/2022	10.3

10.4(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.4(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

10.5#	2015 CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	S-1/A	9/28/2015	10.6

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.8#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Jeffrey Landau dated as of March 13, 2021.	10-Q	8/8/2023	10.3

10.9#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.10#	Amended and Restated Severance and Change of Control Agreement dated March 25, 2019, by and between CytomX Therapeutics, Inc. and Lloyd Rowland.	10-Q	5/9/2019	10.2

10.11#	Form of Amended and Restated Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and each of its executive officers other than Sean A. McCarthy.	10-Q	8/8/2023	10.2

10.12(a)	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.12(b)	Sublease Agreement dated as of March 24, 2023, by and between CytomX Therapeutics, Inc and Atomic AI, Inc.	10-Q	5/9/2023	10.1

10.13(a)	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.13(b)††	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.14(a)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol Myers Squibb Company.	10-Q	11/5/2020	10.2

10.14(b)†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol Myers Squibb.	10-Q	5/5/2017	10.1

10.14(c)†	Amendment No 2 to Collaboration and License Agreement, as amended, dated March 17, 2017, by and between the Company and Bristol Myers Squibb, effective as of February 22, 2021.	10-Q	5/6/2021	10.2

10.14(d)†	Amendment No 3 to Collaboration and License Agreement, dated May 23, 2014, by and between the Company and Bristol Myers Squibb Company, effective as of October 11, 2022.	10-Q	11/8/2022	10.6

10.15(a)†	Co-Development and License Agreement, dated April 21, 2016, by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company.	10-Q	8/3/2016	10.1

10.15(b)†	First Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, dated as of October 5, 2016.	10-Q	11/6/2018	10.1

10.15(c)†	Second Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of March 31, 2017.	10-Q	11/6/2018	10.2

10.15(d)†	Third Amendment to the CD71 Co-Development and License Agreement by and between CytomX Therapeutics, Inc. and AbbVie Ireland Unlimited Company, effective as of January 3, 2018.	10-Q	11/6/2018	10.3

10.15(e)†	Amended and Restated Discovery Collaboration and License Agreement, dated as of June 28, 2019, by and between CytomX Therapeutics, Inc., and AbbVie Ireland Unlimited Company.	10-Q	8/7/2019	10.1

10.15(f)††	Transition Agreement effective as of August 22, 2023 by and between CytomX Therapeutics, Inc., and AbbVie Global Enterprises Ltd.	10-Q	11/7/2023	10.1

10.16(a)††	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.16(b)†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.16(c)††	Amendment No. 2 to the Collaboration and License Agreement, dated as of October 27, 2021, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-K	3/1/2022	10.20(c)

10.16(d)††	Amendment No. 3 to the Collaboration and License Agreement, dated as of May 18, 2023, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	8/8/2023	10.1

10.16(e)††	Amendment No. 4 to the Collaboration and License Agreement, dated as of March 28, 2024, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	5/8/2024	10.1

10.17††	Collaboration and License Agreement dated as of March 23, 2020, by and between CytomX Therapeutics, Inc. and Astellas Pharma Inc.	10-Q	5/7/2020	10.4

10.18†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.19(a)††	Collaboration and License Agreement dated as of November 16, 2022 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.	10-K	3/27/2023	10.24

10.19(b)††	Amendment No.1 to the Collaboration and License Agreement effective as of June 28, 2024 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.	10-Q	8/8/2024	10.1

10.20††	Collaboration and License Agreement dated as of December 30, 2022 by and between CytomX Therapeutics, Inc. and ModernaTX, Inc.	10-K	3/27/2023	10.25

10.21	Unit Purchase Agreement by and among the CytomX Therapeutics, Inc. and certain accredited investors named therein, dated June 29, 2023.	8-K	7/3/2023	10.1

10.22(a)	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/2020	1.1

10.22(b)	Amendment No. 1 to Open Market Sales Agreement, dated as of March 4, 2022, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	S-3	8/9/2024	1.3

10.22(c)	Amendment No. 2 to Open Market Sales Agreement, dated as of August 9, 2024, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	S-3	8/9/2024	1.4

19.1	Corporate Securities Trading Policy	10-K	3/11/2024	19.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Executive Compensation Clawback Policy	10-K	3/11/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: March 6, 2025	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Christopher W. Ogden
	Name:	Christopher W. Ogden
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

/s/ Sean A. McCarthy	Chief Executive Officer and Director	March 6, 2025
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Matthew P. Young	Director	March 6, 2025
Matthew P. Young

/s/ Alan Ashworth	Director	March 6, 2025
Alan Ashworth, Ph.D. FRS

/s/ Elaine V. Jones	Director	March 6, 2025
Elaine V. Jones, Ph.D.

/s/ James R. Meyers	Director	March 6, 2025
James R. Meyers

/s/ Mani Mohindru	Director	March 6, 2025
Mani Mohindru, Ph.D.

/s/ Halley E. Gilbert	Director	March 6, 2025
Halley E. Gilbert

/s/ Zhen Su	Director	March 6, 2025
Zhen Su, M.D.