Form 10-Q
period 2025-03-31
CytomX Therapeutics, Inc.
filed 2025-05-12
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2025, the registrant had 80,621,293 shares of common stock, $0.00001 par value per share, outstanding. This number does not include 6,923,077 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of April 30, 2025 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in July 2023.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

•
our ability to obtain additional funds for our operations and continue as a going concern;

•
our or any collaborator’s ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•
our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•
our reliance on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial product supplies, including third parties in Europe and China;

•
our ability to attract and retain qualified key management and technical personnel;

•
our ability to secure and maintain licenses of intellectual property to protect our technologies and product candidates;

•
our financial performance;

•
developments relating to our competitors, our industry, international conflict or uncertainties; and

•
the extent to which any future pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials, which include ongoing site initiation and patient enrollment, manufacturing and financial condition.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$47,604	$38,052
Short-term investments	32,282	62,571
Accounts receivable	1,956	3,103
Prepaid expenses and other current assets	4,786	3,579
Total current assets	86,628	107,305
Property and equipment, net	2,229	2,467
Intangible assets, net	547	583
Goodwill	949	949
Restricted cash	1,028	1,027
Operating lease right-of-use asset	7,055	8,136
Other assets	61	66
Total assets	$98,497	$120,533
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$276	$1,088
Accrued liabilities	11,406	12,338
Operating lease liabilities - short term	5,293	5,145
Deferred revenue, current portion	33,226	67,201
Total current liabilities	50,201	85,772
Deferred revenue, net of current portion	16,214	26,862
Operating lease liabilities - long term	2,856	4,240
Other long term liabilities	4,177	4,115
Total liabilities	73,448	120,989
Commitments and contingencies
Stockholders' equity (deficit):
Convertible preferred stock	—	—
Common stock	1	1
Additional paid-in capital	693,103	691,095
Accumulated other comprehensive (loss) income	(1)	27
Accumulated deficit	(668,054)	(691,579)
Total stockholders' equity (deficit)	25,049	(456)
Total liabilities and stockholders' equity (deficit)	$98,497	$120,533

__________________

(1)
The condensed balance sheet as of December 31, 2024 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$50,917	$41,463
Operating expenses:
Research and development	18,868	22,052
General and administrative	9,428	7,754
Total operating expenses	28,296	29,806
Income from operations	22,621	11,657
Interest income	955	2,194
Other (expense) income, net	11	(11)
Income before income taxes	23,587	13,840
Provision for income taxes	62	49
Net Income	23,525	13,791
Other comprehensive income (loss):
Unrealized loss on investments, net of tax	(28)	(105)
Total comprehensive income	$23,497	$13,686

Net income per share:
Basic	$0.27	$0.17
Diluted	$0.27	$0.17
Shares used to compute net income per share
Basic	87,121,502	82,029,466
Diluted	87,150,666	82,630,020

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	80,099,889	$1	$691,095	$27	$(691,579)	$(456)
Exercise of stock options and release of RSUs	521,404	—	—	—	—	—
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive loss	—	—	—	(28)	—	(28)
Net income	—	—	—	—	23,525	23,525
Balance at March 31, 2025	80,621,293	$1	$693,103	$(1)	$(668,054)	$25,049

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	67,310,838	$1	$675,905	$95	$(723,448)	$(47,447)
Exercise of stock options and release of RSUs	826,797	—	174	—	—	174
Stock-based compensation	—	—	1,907	—	—	1,907
Other comprehensive loss	—	—	—	(105)	—	(105)
Net income	—	—	—	—	13,791	13,791
Balance at March 31, 2024	68,137,635	$1	$677,986	$(10)	$(709,657)	$(31,680)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$23,525	$13,791
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	36	36
Depreciation and amortization	349	431
Accretion of discounts on short-term investments	(454)	(1,866)
Stock-based compensation expense	2,008	1,907
Non-cash lease expense	1,081	986
Changes in operating assets and liabilities
Accounts receivable	1,147	(9,745)
Prepaid expenses and other assets	(1,202)	1,212
Accounts payable	(804)	581
Accrued liabilities and other long-term liabilities	(2,106)	(4,434)
Deferred revenue	(44,623)	(28,944)
Net cash used in operating activities	(21,043)	(26,045)
Cash flows from investing activities:
Purchases of property and equipment	(119)	(115)
Purchases of short-term investments	(19,785)	—
Maturities of short-term investments	50,500	45,000
Net cash provided by investing activities	30,596	44,885
Cash flows from financing activities:
Proceeds from exercise of stock options	—	174
Net cash provided by financing activities	—	174
Net increase in cash, cash equivalents and restricted cash	9,553	19,014
Cash, cash equivalents and restricted cash, beginning of period	39,079	18,088
Cash, cash equivalents and restricted cash, end of period	$48,632	$37,102
Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$6

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

Liquidity and Going Concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year of the date that the condensed financial statements are issued.

As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of $79.9 million and an accumulated deficit of $668.1 million. The Company expects that its liquidity requirement will be sufficient to fund current planned operations into the second quarter of 2026, which is less than one year from the date of filing this Quarterly Report on Form 10-Q and will need to raise additional capital to fund continued operations. The Company has historically financed its operations primarily through sales of its securities, including sales of common stock in its initial public offering (the “IPO”), subsequent stock offerings and through its at-the-market offering, sales of its convertible preferred securities prior to the IPO, and payments received under its collaboration agreements. In January 2025, the Company announced a restructuring plan to streamline the organization and reduce costs, which included a 40% reduction in the Company’s workforce and prioritized capital allocation. In addition, the Company is evaluating future financing opportunities, and intends to secure additional funding.

However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending, which could include further reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on the Company’s business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

The condensed results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies disclosed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the “Notes to Financial Statements” included in Part II, Item 8 of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounts Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which enhances transparency in income statement disclosures. ASU 2024-03 requires entities to disclose detailed information about specific components of income statement expenses, such as employee compensation, depreciation, and amortization, as well as other significant expense categories. The objective is to provide financial statement users with greater insight into the nature and variability of expenses, improving their ability to analyze financial performance and make informed decisions. ASU 2025-01 clarified that this ASU 2024-03 is effective for the annual reporting periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt this ASU during the year ended December 31, 2026 on a prospective basis and is currently evaluating its financial statement impact.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances transparency in income tax disclosures. ASU 2023-09 requires entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company will adopt this ASU as of December 31, 2025 on a prospective basis and is currently evaluating the impact on its financial statements.

3. Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share:

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net income	$23,525	$13,791

Denominator:
Basic
Weighted-average common shares outstanding	80,198,376	67,606,389
Weighted-average pre-funded warrants	6,923,126	14,423,077
Weighted-average common shares outstanding used to calculate basic net income per share	87,121,502	82,029,466
Diluted
Weighted-average common shares outstanding used to calculate basic net income per share	87,121,502	82,029,466
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	29,164	600,554
Weighted-average common shares outstanding used to calculate diluted net income per share	87,150,666	82,630,020

Net income per share
Basic	$0.27	$0.17
Diluted	$0.27	$0.17

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024

Options and ESPP to purchase common stock	16,024,352	13,710,289
Common stock warrants	11,538,462	11,538,462
RSUs	2,761,968	227,525
Total	30,324,781	25,476,276

4. Fair Value Measurements and Investments

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and Level II assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash and U.S. Treasury securities that are included in cash equivalents or short-term investments. Our Level II marketable securities are valued using third-party pricing sources, which can include observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		March 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Losses	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$13,021	$—	$13,021
Restricted cash (money market funds)	Level I	1,028	—	1,028
U.S. Treasury Securities	Level II	67,147	(1)	67,146
Total		$81,196	$(1)	$81,195

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$28,313	$—	$28,313
Restricted cash (money market funds)	Level I	1,027	—	$1,027
U.S. Treasury Securities	Level II	72,503	27	$72,530
Total		$101,843	$27	$101,870

As of March 31, 2025, the remaining contractual terms of those investments are less than a year. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities to maturity for a recovery of our cost basis.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Research and clinical expenses	$5,693	$8,581
Payroll and related expenses	3,821	2,578
Legal and professional expenses	974	689
Restructuring expenses	855	—
Other accrued expenses	63	490
Total	$11,406	$12,338

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Amgen	9,486	1,279
Astellas	9,446	15,452
Bristol Myers Squibb	30,364	19,634
Regeneron	1,614	2,393
Moderna	7	2,705
Total revenue	$50,917	$41,463

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

Under the terms of the Amgen Agreement, as amended, the Company and Amgen were co-developing a conditionally activated T-cell engager (“TCE”) targeting epidermal growth factor receptor (the “EGFR Products”). The Company was responsible for early-stage development of EGFR Products and Amgen was to be responsible for late-stage development and commercialization of EGFR Products. Following potential advancement beyond early-stage development, the Company had the right to elect to participate financially in the global co-development of EGFR Products with Amgen, during which the Company would have been responsible for a certain percentage of the worldwide development costs and entitled to certain percentage of profit sharing in the U.S., for EGFR Products. In addition, the Company was also eligible to receive up to $460.0 million in development, regulatory, and commercial milestone payments for EGFR Products, and royalties in certain percentages of worldwide commercial sales.

In October 2021, CytomX and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products. In each of May 2023 and March 2024, CytomX and Amgen executed an amendment to the Amgen Agreement to extend the target selection period for Amgen to select its additional targets.

Amgen had the right to select a total of up to three targets, including the two additional targets. The Company and Amgen collaborated in the research and development of conditionally activated T-cell engaging bispecifics therapies directed against such targets. Amgen had selected one such target (the “Amgen Other Product”). Except with respect to preclinical activities to be conducted by CytomX, Amgen would have been responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products.

In January 2022, the IND for the EGFR product (CX-904) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”) and the program progressed into Phase 1 dose escalation. In March 2025, CytomX and Amgen jointly decided to not continue CX-904 development and Amgen terminated its license to the EGFR Products. In April 2025, the Amgen Other Product was also terminated with 60 days written notice pursuant to the Amgen Agreement. The Amgen research collaboration remains in effect with the current scope being the preclinical TCE CytomX selected from Amgen’s preclinical pipeline further discussed below.

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

As of March 31, 2025 and December 31, 2024, deferred revenue related to the EGFR Products performance obligation was $0.3 million and $9.7 million, respectively. A cumulative adjustment from a change in estimate of $8.4 million was recognized in the first quarter of 2025 due to Amgen terminating its license to the EGFR Product in March 2025. Deferred revenue related to the Amgen Other Products performance

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

obligation was immaterial as of March 31, 2025 and December 31, 2024. The Company expects to complete the performance obligations under the Amgen Agreement and recognize the remaining deferred revenue in the second quarter of 2025.

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

In January 2023, the Company announced that it achieved a clinical candidate milestone under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company which was fully recognized in the first quarter of 2023 as the Company had completed its related performance obligation of the first collaboration target which resulted in the clinical candidate nomination for further development. In March 2024, the Company announced that it achieved the good laboratory practices ("GLPs") toxicology milestone for this candidate which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of this first collaboration target. Also, in March 2024, the Company announced that it achieved a clinical candidate milestone for a second collaboration target under the Astellas Agreement which triggered an additional $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of the second collaboration target which resulted in the clinical candidate nomination for further development. In the first quarter of 2025, Astellas initiated GLP toxicology studies for the second collaboration target, triggering a $5.0 million milestone payment to CytomX.

As of March 31, 2025 and December 31, 2024, deferred revenue relating to the Astellas Agreement was $13.9 million and $17.4 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.0 million as of March 31, 2025 and $1.1 million as of December 31, 2024.

Bristol Myers Squibb Company

On May 23, 2014, the Company and Bristol Myers Squibb Company (“Bristol Myers Squibb” or “BMS”) entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using the Company’s PROBODY therapeutic technology, including the target CTLA-4. The effective date of the BMS Agreement was July 7, 2014.

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

On March 17, 2017, the Company and Bristol Myers Squibb amended the BMS Agreement and entered into Amendment Number 1 to Extend Collaboration and License Agreement (“Amendment 1”). Amendment 1 granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize PROBODY therapeutics for up to eight additional targets. The effective date of Amendment 1 was April 25, 2017. Under the terms of Amendment 1, the Company continued to have obligations to Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against any targets they chose to select during the research period under the terms of Amendment 1.

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

In March 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it does not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its collaboration license to the CTLA-4 target under the collaboration. BMS-986288 was Bristol Myers Squibb’s leading next generation PROBODY CTLA-4 program that it had previously prioritized over BMS-986249, which was a PROBODY version of ipilimumab.

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it has no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. The Company's research efforts on all the ongoing programs were completed in April 2025 upon which all remaining deferred revenue is expected to be recognized by the second quarter of 2025.

As of March 31, 2025 and December 31, 2024, deferred revenue relating to the BMS Agreement was $11.6 million and $41.9 million, respectively.

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

Due to Moderna's budget considerations in 2025, the Company's remaining activities for its performance obligation are currently expected to be carried out primarily in 2026 and 2027. As of March 31, 2025 and December 31, 2024, deferred revenue relating to the Moderna Agreement was $9.3 million and $9.3 million, respectively. The amount due from Moderna under the Moderna Agreement was immaterial and $0.9 million as of March 31, 2025 and December 31, 2024, respectively.

Regeneron Pharmaceuticals, Inc.

The Company and Regeneron Pharmaceuticals Inc. (“Regeneron”) entered into a Collaboration and License Agreement (the “Regeneron Agreement”) on November 16, 2022, to collaborate on creation of conditionally-activated investigational bispecific cancer therapies utilizing the Company’s PROBODY therapeutic platform and Regeneron’s Veloci-Bi® bispecific antibody development platform. The Company and Regeneron will collaborate on preclinical research and discovery activities for initially agreed upon collaboration programs (“Collaboration Program”) with an option to expand additional Collaboration Programs (“Additional Collaboration Program Option”).

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

As of March 31, 2025 and December 31, 2024, deferred revenue relating to the Regeneron Agreement was $14.3 million and $15.6 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $0.8 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the three months ended March 31, 2025 and 2024:

Deferred Revenue
(in thousands)
December 31, 2024	$94,063
Additions	1,355
Revenue recognized	(45,978)
March 31, 2025	$49,440

December 31, 2023	$212,315
Additions	2,266
Revenue recognized	(31,210)
March 31, 2024	$183,371

The Company expects that the $49.4 million of deferred revenue related to the following contracts as of March 31, 2025 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $0.3 million of deferred revenue related to the Amgen EGFR Products is expected to be recognized until the second quarter of 2025.
•
The $13.9 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $11.6 million of deferred revenue related to the BMS Agreement is expected to be recognized in the second quarter of 2025.
•
The $9.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized primarily in 2026 and 2027 due to Moderna's budget considerations in 2025.
•
The $14.3 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

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

In March 2024, the Company incurred $0.6 million of sublicense fees triggered by achieving the GLP toxicology studies milestone for the first clinical candidate which was nominated by Astellas in 2023, as well as by achieving the clinical candidate nomination milestone for a second collaboration target under the Astellas Agreement. In the first quarter 2025, the Company incurred $0.2 million of sublicense fees triggered by achieving the GLP toxicology studies milestone for the second clinical candidate which was nominated by Astellas in March 2024.

For the three months ended March 31, 2025 and 2024, the Company incurred sublicense expenses of $1.1 million and $1.6 million, respectively, under the provisions of the UCSB Agreement.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

8. Common Stock

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, the Company issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. In May 2024, BVF exercised its right to purchase 7.5 million shares of common stock through its pre-funded warrants at an exercise price of $0.00001 per share.

The following table summarizes the Company's outstanding warrants as of March 31, 2025

	Pre-funded Warrants		Tranche 1 Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Warrants Outstanding	6,923,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24

9. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the three months ended March 31, 2025 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2024	14,562,061	$6.20
Options granted	2,825,305	0.86
Option forfeited/expired	(608,307)	2.28
Balance at March 31, 2025	16,779,059	$5.44

The Company recorded $1.3 million and $1.4 million of stock-based compensation expense related to the stock option plans for the three months ended March 31, 2025 and 2024, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the three months ended March 31, 2025 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,853,232	$2.00
RSU's awarded	1,867,163	0.86
RSU's vested	(521,404)	2.22
RSU's forfeited	(408,037)	1.91
Balance at March 31, 2025	2,790,954	$1.21

The Company recorded $0.2 million and $0.4 million of stock-based compensation expense related to the TRSUs for the three months end March 31, 2025 and 2024, respectively.

Performance-based RSUs ("PSUs")

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2024 (“2023-Tranche-1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche-2”). As of December 31, 2024, the PSUs for 2023-Tranche-1 were canceled as the related performance condition was not met by December 2024. As of March 31, 2025, the Company determined that it is probable that the performance condition will be satisfied for 2023-Tranche-2 and hence recorded $0.5 million compensation cost during the quarter ended March 31, 2025.

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche 2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through March 31, 2025.

Activities for the Company’s PSUs for the three months ended March 31, 2025, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,190,000	$1.94
PSU's forfeited	(330,000)	1.95
Balance at March 31, 2025	860,000	$1.94

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Research and development	$563	$707
General and administrative	1,445	1,200
Total stock-based compensation expense	$2,008	$1,907

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets through December 31, 2024.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.2 million in long term liabilities for the proposed tax assessment, penalties and interest through March 31, 2025. Of the unrecognized tax benefits as of March 31, 2025, approximately $5.1 million would affect the Company’s effective tax rate if recognized. In addition, utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

11. Segment Disclosures

The Company operates as a single operating segment. The Chief Executive Officer is identified as the Chief Operating Decision Maker (CODM). The CODM primarily reviews the Company’s financial information on an aggregate basis. The CODM utilizes the aggregated financial information to make strategic decisions, assess performance, and allocate resources across the Company. The aggregate information includes the revenue by collaboration partner, research and development expense by program, as well as net income that is reported on the Statements of Operations and Comprehensive Income. Net income is used to monitor budget versus actual results in assessing performance of the segment and in establishing management's compensation. The measure of segment assets is reported on the Balance Sheets as total assets. All of the Company’s long-lived assets are located in the United States. In addition to the revenue by collaborative partners disclosed in Note 6, the CODM reviews the following significant expenses in making decisions about the allocation of resources and assessing performance (in thousands):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Total revenue	$50,917	$41,463
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	1,111	1,212
CX-2051 (EpCAM)	4,270	3,081
CX-801 (IFNα2b)	488	999
Other wholly owned and partnered programs	397	3,185
General research and development expenses	2,530	4,013
Total external costs	8,796	12,490
Internal costs	10,072	9,562
Research and development expenses	18,868	22,052
General and administrative expenses	9,428	7,754
Total operating expenses	28,296	29,806
Income from operations	22,621	11,657
Interest income	955	2,194
Other income (expense), net	11	(11)
Income before income taxes	23,587	13,840
Provision for income taxes	62	49
Segment and net income	$23,525	$13,791

12. Restructuring

On January 6, 2025, the Company announced a restructuring plan to streamline its organization and prioritize CX-2051 (EpCAM PROBODY®ADC), CX-801 and its activities to support its research collaborations. This plan resulted in a reduction of approximately 40% of its workforce and was substantially completed in the first quarter of 2025. The Company estimates the total restructuring charges of approximately $3.0 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.8 million of

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

research and development expenses and $1.1 million of general and administrative expenses that were recorded during the three months ended March 31, 2025.

The following is a summary of activities of restructuring costs for the three months ended March 31, 2025 (in thousands):

	Severance and Benefits Costs	Stock Based Compensation	Total
Restructuring cost recorded	$2,833	$77	$2,910
Cash payment	(1,974)	—	(1,974)
Changes in estimates	(4)	—	(4)
Non-cash charges	—	(77)	(77)
Balance at March 31, 2025	$855	$—	$855

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

Our proprietary, versatile, multi-modality PROBODY technology platform is designed to enable conditional activation of potent masked biologic therapeutic candidates within the tumor microenvironment while minimizing drug activity in healthy tissues and circulation. Our platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Proteases are tightly controlled in normal tissues but often dysregulated and active in tumor microenvironments where they play important roles in cancer cell migration, invasion and metastasis. Leveraging our deep scientific knowledge, we conceived of and constructed our PROBODY therapeutic platform which allows us to genetically engineer biologic therapeutic candidates to contain protease-cleavable masks. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor.

We are employing our leading, masking platform technology to address some of the biggest challenges in oncology biologics research and development. These include the validation of potential new targets for antibody-drug conjugates (“ADCs”), increasing the therapeutic index for immune modulators such as cytokines, and opening therapeutic window for novel T-cell engagers (“TCEs”) targeting solid tumors.

We have utilized our PROBODY therapeutic platform and masking technology to build a promising pipeline of potential first-in-class and best-in-class clinical-stage molecules. These are CX-2051, an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”), and CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”). Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but have been limited in their utilization due to systemic toxicities. We have incorporated our significant, multi-modality masking, conditional activation expertise and clinical learnings to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localized, conditional activation.

CX-2051, a conditionally activated, PROBODY ADC, targets EpCAM. High expression of EpCAM has been documented in many tumor types, including colorectal cancer (“CRC”). The CX-2051 payload, a next generation topoisomerase-1 inhibitor payload licensed from AbbVie (formerly ImmunoGen), is tailored to have anti-tumor activity against multiple EpCAM-expressing indications, including colorectal cancer. The payload-antibody linker we selected for CX-2051 is designed to drive bystander killing of neighboring tumor cells, contributing to anti-tumor activity. The design of CX-2051 is intended to establish a clinically meaningful therapeutic window for the systemic treatment of EpCAM-expressing cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated strong preclinical activity and tolerability in multiple preclinical models, including colorectal cancer.

The IND for CX-2051 was allowed to proceed by the FDA in January 2024 and a Phase 1 clinical trial of CX-2051 in patients with EpCAM expressing solid tumors, with an initial focus in CRC, was commenced in April 2024. No pre-screening of CRC patients based on tumor EpCAM expression is being conducted because of anticipated high and uniform EpCAM expression in CRC. As of May 2025, the Phase 1 study had reached the seventh dose escalation level.

In May 2025, the Company announced positive interim Phase 1 data as of an April 7, 2025 data cutoff in advanced metastatic colorectal cancer. The data encompassed certain results from 25 CRC patients treated with CX-2051 at 5 dose levels ranging from 2.4 mg/kg to 10 mg/kg, administered every three weeks (“Q3W”). The 2.4 mg/kg and 4.8 mg/kg doses were single patient dose escalation cohorts not anticipated to be therapeutically active. At the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses, 23 patients were treated, 18 of whom were efficacy evaluable, having had at least one post-baseline tumor assessment as of the data cutoff. Patients enrolled in the study at the time of data cutoff had previously received a median of 4 prior lines of therapy and all patients had previously been treated with irinotecan. 64% of patients had liver metastases, 64% had KRAS mutations, and 96% were microsatellite stable. Patients were not preselected based on EpCAM expression levels.

As of the data cutoff, 18 patients were efficacy-evaluable at the expansion doses of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg Q3W. The overall response rate across these cohorts was 28%, five of eighteen (5/18) patients demonstrated confirmed partial RECIST v1.1 responses. Three of seven (3/7) efficacy evaluable patients at the dose of 10 mg/kg Q3W demonstrated confirmed partial responses per RECIST v1.1. The disease control rate, including responding patients and patients with stable disease was 94% (17/18). Preliminary median progression free survival (PFS) was 5.8 months as of the data cutoff with 10 of 18 patients remaining on study treatment.

As of the data cutoff, 25 patients were evaluable for safety. CX-2051 was generally well-tolerated as of the data cutoff with manageable adverse events, with no dose limiting toxicities. Most treatment related adverse events (TRAEs) were Grade 1 or Grade 2 in severity. The most common reported TRAEs were diarrhea (18 patients, 5 Grade 3), nausea (11 patients, 1 Grade 3), vomiting (8 patients, No Grade 3), fatigue (8 patients, 1 Grade 3), anemia (5 patients, 3 Grade 3), hypokalemia (3 patients, 1 Grade 3), neutrophil count decrease (2 patients, 2 Grade 3) and neutropenia (2 patients, 1 Grade 3). TRAEs included serious adverse events in 5 patients (1 Grade 2, 4 Grade 3). No Grade 4 or 5 TRAEs were observed. No events of interstitial lung disease or febrile neutropenia were reported as of the data cutoff.

The Company announced that it has commenced CX-2051 dose expansions at the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses Q3W with the goal to enroll a total of approximately 20 patients at each dose level. The Company expects to provide an additional Phase 1 data update in the first quarter of 2026. The Company is planning initiation of a Phase 2 study in colorectal cancer in the first half of 2026.

CX-801 is our PROBODY interferon ("IFN") alpha(a)-2b clinical program. IFNα2b provides a potentially superior approach to activating anti-tumor immune responses than other cytokines. CX-801 is a dually masked, conditionally activated version of IFNα2b that has the potential to become a cornerstone of combination therapy for a wide range of tumor types. The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In the second quarter of 2024, CytomX announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort where the dose of CX-801 exceeds the approved dose of the unmasked peginterferon alfa-2b (SYLATRON™). Initial Phase 1a clinical and translational data in patients with advanced melanoma is expected in the second half of 2025.

We are also active in the research and development of PROBODY T-cell Engagers. In 2022, we advanced our first TCE into the clinic. CX-904, which was partnered with Amgen, is a conditionally activated TCE against EGFR and CD3. In preclinical studies, CytomX’s PROBODY EGFRxCD3 TCE demonstrated anti-tumor activity and better tolerability when compared to TCEs without PROBODY masking. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. As of the end of 2024, the Phase 1 study of CX-904 had enrolled over 70 patients and a maximum tolerated dose had not been reached. In March 2025, based on CX-904 clinical observations to-date as well as CytomX pipeline priorities, CytomX and Amgen jointly decided to not further develop the CX-904 program.

We are also continuously engaged in drug discovery efforts towards the generation of new clinical candidates across multiple modalities for the treatment of cancer, including additional ADCs, Cytokines, TCEs, and mRNAs reflecting the versatility of our PROBODY platform.

We do not have any products approved for sale, and we continue to incur significant research and development as well as general and administrative expenses related to our operations.

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

Restructuring

On January 6, 2025, we announced a restructuring plan (the “2025 Restructuring Plan”) to streamline our organization and prioritize CX-2051, CX-801 and our activities to support our research collaborations. The restructuring plan resulted in a reduction of approximately 40% of our workforce and was substantially completed in the first quarter of 2025. We estimate the total restructuring charges of approximately $3.0 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.8 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded during the three months ended March 31, 2025.

Going Concern

As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $668.1 million and $691.6 million, respectively, and cash, cash equivalents and short-term investments of $79.9 million and $100.6 million, respectively. Our current operating plan and projected cash outflows for the upcoming periods raise doubt about our ability to continue as a going concern for at least 12 months from the issuance of the financial statements included elsewhere in this Quarterly Report. We will need to raise additional capital to fund continued operations beyond the second quarter of 2026. We have implemented a restructuring plan to reduce our workforce by 40% which was substantially completed in the first quarter of 2025, to extend our cash runway. We are also taking steps to identify access to future capital and expect to be able to access capital in the future. However, there can be no assurance that any additional financing will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, it may be necessary to significantly reduce the scope of operations to reduce the current rate of spending, which could include further reductions in staff and the need to delay, limit, reduce or terminate current or future product development, which could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if financing efforts are successful and additional capital is obtained, available liquidity may still be insufficient to eliminate the aforementioned substantial doubt regarding our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as noted in the revenue discussion below, there have been no material changes to our critical accounting policies and estimates for the three months ended March 31, 2025.

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using an input method for the entire performance obligation. In applying the input method of revenue recognition, we use actual full-time equivalent (“FTE”) hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the estimated research service period of each collaboration target. In addition to receiving upfront payments, we are entitled to variable payments related to research and development services provided and may be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from variable payments related to research and development or milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, is also recognized over the performance period based on a similar method.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Amgen	9,486	1,279	8,207
Astellas	9,446	15,452	(6,006)
Bristol Myers Squibb	30,364	19,634	10,730
Regeneron	1,614	2,393	(779)
Moderna	7	2,705	(2,698)
Total revenue	$50,917	$41,463	$9,454

The increase in revenue of $9.5 million for the three months ended March 31, 2025, compared to the corresponding period of 2024 was primarily due to:

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
•
An increase in revenue under the Amgen Agreement due to a cumulative adjustment from a change in estimate of $8.4 million resulting from Amgen terminating its license to the EGFR Product in March 2025. The $0.3 million remaining deferred revenue is expected to be recognized in the 2nd quarter of 2025;
•
A decrease in revenue under the Astellas Agreement primarily driven by higher preclinical milestone payments in the first quarter of 2024 compared to the first quarter of 2025; and
•
A decrease in revenue under the Moderna Agreement driven by Moderna's budget considerations in 2025 where the $9.3 million of remaining deferred revenue is expected to be recognized primarily in 2026 and 2027.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	$1,111	$1,212	$(101)
CX-2051 (EpCAM)	4,270	3,081	1,189
CX-801 (IFNα2b)	488	999	(511)
Other wholly owned and partnered programs	397	3,185	(2,788)
General research and development expenses	2,530	4,013	(1,483)
Total external costs	8,796	12,490	(3,694)
Internal costs	10,072	9,562	510
Total research and development expenses	$18,868	$22,052	$(3,184)

Research and development expenses decreased by $3.2 million for the three months ended March 31, 2025, compared to the corresponding period of 2024 primarily due to reduced pre-clinical activities in the wholly owned and partnered programs and decreased manufacturing activities for CX-801, partially offset by increased clinical trial activities related to CX-2051 and CX-801, and $1.8 million restructuring expenses which were primarily included in internal costs. We expect program development expenses in future quarters to be primarily focused in CX-2051.

General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
General and administrative	$9,428	$7,754	$1,674

General and administrative expenses increased by $1.7 million for the three months ended March 31, 2025, compared to the corresponding period of 2024, primarily driven by $1.1 million of restructuring expenses as well as other personnel related expenses. We expect general and administrative related personnel expenses to decrease in future quarters of 2025 due to one-time restructuring costs incurred in the first quarter of 2025 and lower headcount as a result of the January 2025 restructuring.

Restructuring

During the three months ended March 31, 2025, we recognized aggregate restructuring cost of approximately $2.9 million, primarily related to severance and benefits. This included $1.8 million in research and development expenses and $1.1 million in general and administrative expenses. The total restructuring cost is expected to be approximately $3.0 million, with the remaining costs expected to be incurred in the three months ended June 30, 2025. The restructuring was substantially completed in the first quarter of 2025.

Interest Income and Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Interest income	$955	$2,194	$(1,239)
Other income (expense), net	11	(11)	22
Total interest income and other expense	$966	$2,183	$(1,217)

Interest income decreased by $1.2 million during the three months ended March 31, 2025 compared to the corresponding period of 2024. The decrease was primarily driven by lower interest rates and the lower cash and cash equivalents and short-term investments position.

Income Taxes

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Provision for income taxes	$62	$49	$13

The $0.1 million tax provision represented the interest accrued for the three months ended March 31,2025 related to the proposed assessment received from the state of California for the years 2017 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $79.9 million and an accumulated deficit of $668.1 million, compared to cash, cash equivalents and short-term investments of $100.6 million and an accumulated deficit of $691.6 million as of December 31, 2024. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement; as a result, we collected the two milestone payments totaling $10.0 million in April 2024.

In the first quarter of 2025, we achieved the GLP toxicology studies for the second collaboration target nominated in March 2024 under the Astellas Agreement; as a result, we collected the $5.0 million milestone payment in March 2025.

On January 6, 2025, we announced the 2025 Restructuring Plan to streamline our organization and prioritize CX-2051 investment and activities to support our research collaborations. The restructuring plan resulted in a reduction to our workforce by approximately 40% and was substantially completed in the first quarter of 2025.

In February 2020, we initiated an at-the-market offering program (“ATM”) pursuant to a sales agreement with Jefferies, LLC (as amended on March 4, 2022 and August 9, 2024, the "Sales Agreement"). In 2024, we sold 3,925,202 shares at a weighted average price of $1.8 per share under our at-the-market ("ATM") offering and received net proceeds of approximately $6.9 million after deducting the 3.0% sales commission and related issuance cost. For the three months ended March 31, 2025, we did not sell any shares under the ATM.

Based upon our current operating plan and liquidity requirements, we expect our existing capital resources will be sufficient to fund operations into the second quarter of 2026. We have implemented a restructuring plan to streamline our organization and reduce costs, which included a 40% reduction of our workforce and revised capital allocation priorities, which was substantially completed in the first quarter of 2025. We are also evaluating available financing opportunities to improve our liquidity profile. However, there can be no assurance that the restructuring will achieve our anticipated operating results, or that additional financing will be available on acceptable terms, if at all.

The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. In addition, we will need to raise additional capital to fund our operation beyond the second quarter of 2026 and we are taking steps to identify access to future capital, and expect to be able to access capital in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(21,043)	$(26,045)
Net cash provided by investing activities	30,596	44,885
Net cash provided by financing activities	—	174
Net increase in cash, cash equivalents and restricted cash	$9,553	$19,014

Cash Flows from Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $21.0 million, which consisted of a net income of $23.5 million and non-cash charges of $3.0 million, adjusted by a net decrease of $47.5 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $2.0 million in stock-based compensation, $1.1 million in non-cash lease expense, $0.4 million in depreciation and amortization, partially offset by $0.5 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $44.6 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $2.8 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments; and
•
an decrease of $1.2 million in cashflows from prepaid and other current assets primarily due to increase in advance payments, partially offset by
•
an increase of $1.1 million in cashflows from accounts receivable primarily due to timing of collection of service revenue.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2025, cash provided by investing activities was $30.6 million consisted of $50.5 million of proceeds from the maturities of short-term investments partially offset by $19.8 million used in purchase of short-term investment and $0.1 million of capital expenditures used to purchase property and equipment.

During the three months ended March 31, 2024, cash provided by investing activities was $44.9 million consisted of $45.0 million of proceeds from the maturities of short-term investments partially offset by $0.1 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, there was no cash used in or provided by financing activities.

During the three months ended March 31, 2024, cash provided by financing activities was $0.2 million consisted of proceeds from the exercise of stock options.

Contractual Obligations

During the three months ended March 31, 2025, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.
•
Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•
Our product candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability.
•
Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trials of CX-2051 and CX-801, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•
We will continue to conduct clinical trials and contract with third-party manufacturers in foreign countries, including Europe and China, which could expose us to risks that could have a material adverse effect on the success of our business.
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
•
If we do not achieve our projected development and commercialization goals in the time frames we announce and expect the commercialization of any of our product candidates may be delayed, or never attained, our business will be harmed.
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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $668.1 million and $691.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $79.9 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second quarter of 2026. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. For example, in November 2023, we announced that we would not direct significant further investment in the development of CX-2029 and in the first quarter of 2025 terminated the program. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed.

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

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We have devoted our resources to the development of PROBODY therapeutics and have experienced significant operating losses since our inception. Furthermore, we expect to continue devoting substantial capital to the research and development of our product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on less favorable terms, and could result in the loss of confidence by investors, our partners and employees.

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

We are very early in our development efforts, including with CX-2051 and CX-801 currently continuing in early-stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborators must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues or receive royalties from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Furthermore, if one or more of our product candidates or our PROBODY therapeutic technology generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. For example, in March 2023, AbbVie announced that it would not advance CX-2029 into additional clinical trials and terminated our 2016 CD71 License and Collaboration Agreement for CX-2029. In November 2023, we announced that we would not direct significant further investment in the development of CX-2029 and in the first quarter of 2025 terminated the program. Any similar occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trials of CX-2051 or CX-801, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. For example, in May 2024, we disclosed initial data from our ongoing Phase 1a dose escalation clinical trial of CX-904. In March 2025, based on clinical observations to date and CytomX pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program.

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

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in 2024 we initiated a first-in-human Phase 1 clinical trial with CX-2051 and, while we believe our preclinical studies indicate the potential to reach a favorable therapeutic index, clinical data will be necessary to specify an acceptable dose. We cannot provide assurance that we will reach an acceptable or tolerable dose for CX-2051 or CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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
•
our reputation may suffer.

In addition, adverse side effects caused by any drugs of other companies utilizing the same or similar therapeutic agents of our product candidates, or that are similar in nature to our product candidates could delay or prevent regulatory approval of our product candidates, limit the commercial profile of an approved label for our product candidates, or result in significant negative consequences following marketing approval.

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

We will continue to conduct clinical trials and contract with third-party manufacturers in foreign countries, including Europe and China, which could expose us to risks that could have a material adverse effect on the success of our business.

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

In addition, we currently contract manufacturing operations to third parties, and certain of our product candidates are manufactured by and will in the future be manufactured by third parties outside the U.S., including in Europe and China. For example, we have a contract with a third-party manufacturer located in China for product candidates, including CX-2051 and CX-801, and accordingly we are exposed to the possibility of drug product supply disruption, delay and increased costs in the event of changes in the policies of the U.S., European or Chinese governments, including political unrest or unstable economic conditions in China or elsewhere.

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

Conducting clinical trials and contracting with third-party manufacturers outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements; foreign exchange fluctuations; tariffs; patient monitoring and compliance; compliance with foreign manufacturing, customs, shipment and storage requirements; and cultural differences in medical practice and clinical research. We are also subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials or foreign third-party suppliers were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including the preclinical collaboration programs with Bristol Myers Squibb, Amgen, Astellas, Regeneron and Moderna;
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

For example, in January 2023, we announced topline results of the Phase 2 expansion cohorts of CX-2029 and in March 2023, AbbVie decided not to continue the future development of CX-2029. CytomX re-acquired full rights to CX-2029, however, in the fourth quarter of 2023, we decided to not to make any further significant investments in the solid tumor CX-2029 program and terminated the program in the first quarter of 2025. Additionally, in March 2025, based on clinical observations to date and CytomX pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program.

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

Because we have limited financial and managerial resources, we focus on specific product candidates and indications. For example, in July 2022, we announced that we would not continue the development of pralauzatamab ravtansine without a partner. Additionally, in November 2023 we decided to not to make any further significant investments in the CX-2029 solid tumor program in the near-term, and in the first quarter of 2025 we terminated the program. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 27% of our outstanding common stock. In addition, in our July 2023 private placement, a certain holder of 5% or more of our capital stock acquired pre-funded warrants and accompanying Tranche Warrants to purchase shares of our common stock. Until fully exercised or expired, the shares issuable upon the exercise of the pre-funded warrants and the Tranche Warrants are not included in the number of our outstanding shares of common stock. If such holder exercises their warrants, then the shares of our capital stock beneficially owned by our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates would increase significantly. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

The impact of future pandemics could severely impact the business, research, development and manufacturing for us and our partners including ongoing or planned clinical trials for CX-2051 and CX-801, and any clinical trials of our partners. For example, in December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and spread to multiple countries, including the United States and European and Asia-Pacific countries. As a result, our operations and the operations of our partners were impacted for a substantial period of time. Future pandemics may incur similar or more severe disruptions and impacts. These disruptions and impacts may include:

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc., effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1	Separation Agreement, dated January 30, 2025, by and between CytomX Therapeutics, Inc. and Jeffrey Landau.				X

31.1	Certification of Chief Executive Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

CytomX Therapeutics, Inc.

Date: May 12, 2025	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)