Form 10-Q
period 2025-06-30
CytomX Therapeutics, Inc.
filed 2025-08-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of July 31, 2025, the registrant had 164,912,906 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$49,041	$38,052
Short-term investments	109,046	62,571
Accounts receivable	1,869	3,103
Prepaid expenses and other current assets	4,665	3,579
Total current assets	164,621	107,305
Property and equipment, net	1,946	2,467
Intangible assets, net	510	583
Goodwill	949	949
Restricted cash	1,028	1,027
Operating lease right-of-use asset	5,947	8,136
Other assets	56	66
Total assets	$175,057	$120,533
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$227	$1,088
Accrued liabilities	11,503	12,338
Operating lease liabilities - short term	5,443	5,145
Deferred revenue, current portion	22,050	67,201
Total current liabilities	39,223	85,772
Deferred revenue, net of current portion	10,241	26,862
Operating lease liabilities - long term	1,442	4,240
Other long term liabilities	4,241	4,115
Total liabilities	55,147	120,989
Commitments and contingencies
Stockholders' equity (deficit):
Convertible preferred stock	—	—
Common stock	2	1
Additional paid-in capital	788,083	691,095
Accumulated other comprehensive (loss) income	33	27
Accumulated deficit	(668,208)	(691,579)
Total stockholders' equity (deficit)	119,910	(456)
Total liabilities and stockholders' equity (deficit)	$175,057	$120,533

__________________

(1)
The condensed balance sheet as of December 31, 2024 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$18,658	$25,115	$69,575	$66,578
Operating expenses:
Research and development	13,322	25,172	32,189	47,224
General and administrative	6,622	8,395	16,050	16,149
Total operating expenses	19,944	33,567	48,239	63,373
Income (loss) from operations	(1,286)	(8,452)	21,336	3,205
Interest income	1,178	1,971	2,133	4,165
Other (expense) income, net	17	(2)	28	(12)
Income (loss) before income taxes	(91)	(6,483)	23,497	7,358
Provision for income taxes	63	51	126	101
Net Income (Loss)	(154)	(6,534)	23,371	7,257
Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of tax	34	6	6	(99)
Total comprehensive income (loss)	$(120)	$(6,528)	$23,377	$7,158

Net income (loss) per share:
Basic	$(0.00)	$(0.08)	$0.22	$0.09
Diluted	$(0.00)	$(0.08)	$0.21	$0.09
Shares used to compute net income (loss) per share
Basic	129,075,546	84,880,632	108,214,373	83,455,047
Diluted	129,075,546	84,880,632	108,928,284	84,115,530

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	80,099,889	$1	$691,095	$27	$(691,579)	$(456)
Exercise of stock options and release of RSUs	521,404	—	—	—	—	—
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive loss	—	—	—	(28)	—	(28)
Net income	—	—	—	—	23,525	23,525
Balance at March 31, 2025	80,621,293	$1	$693,103	$(1)	$(668,054)	$25,049
Exercise of stock options and release of RSUs	332,741	—	76	—	—	76
Issuance of common stock under the ESPP	110,974	—	101	—	—	101
Issuance of common stock in follow-on offering, net of issuance cost	76,923,076	1	93,372	—	—	93,373
Exercise of pre-funded warrants	6,923,031	—	—	—	—	—
Stock-based compensation			1,431		—	1,431
Other comprehensive loss	—	—	—	34	—	34
Net loss	—	—	—	—	(154)	(154)
Balance at June 30, 2025	164,911,115	2	788,083	33	(668,208)	119,910

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	67,310,838	$1	$675,905	$95	$(723,448)	$(47,447)
Exercise of stock options and release of RSUs	826,797	—	174	—	—	174
Stock-based compensation	—	—	1,907	—	—	1,907
Other comprehensive loss	—	—	—	(105)	—	(105)
Net income	—	—	—	—	13,791	13,791
Balance at March 31, 2024	68,137,635	$1	$677,986	$(10)	$(709,657)	$(31,680)
Exercise of stock options and release of RSUs	12,477	—	20	—	—	20
Issuance of common stock under the ESPP	196,930	—	236	—	—	236
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	2,270,608	—	4,843	—	—	4,843
Exercise of pre-funded warrants	7,499,951	—	—	—	—	—
Stock-based compensation	—	—	1,882	—	—	1,882
Other comprehensive loss	—	—	—	6	—	6
Net loss	—	—	—	—	(6,534)	(6,534)
Balance at June 30, 2024	78,117,601	$1	$684,967	$(4)	$(716,191)	$(31,227)

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$23,371	$7,257
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	73	73
Depreciation and amortization	659	853
Accretion of discounts on short-term investments	(851)	(3,304)
Stock-based compensation expense	3,439	3,789
Non-cash lease expense	2,189	1,995
Changes in operating assets and liabilities
Accounts receivable	1,234	657
Prepaid expenses and other assets	(1,076)	1,879
Accounts payable	(853)	(847)
Accrued liabilities and other long-term liabilities	(3,209)	(6,107)
Deferred revenue	(61,772)	(51,839)
Net cash used in operating activities	(36,796)	(45,594)
Cash flows from investing activities:
Purchases of property and equipment	(146)	(211)
Purchases of short-term investments	(128,618)	(93,392)
Maturities of short-term investments	83,000	160,000
Net cash provided by (used in) investing activities	(45,764)	66,397
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	93,373	4,843
Proceeds from employee purchase plan and exercise of stock options	177	430
Net cash provided by financing activities	93,550	5,273
Net increase in cash, cash equivalents and restricted cash	10,990	26,076
Cash, cash equivalents and restricted cash, beginning of period	39,079	18,088
Cash, cash equivalents and restricted cash, end of period	$50,069	$44,164

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing potent biologics designed to remain masked and inactive in healthy tissue and to be unmasked and preferentially activated in the tumor microenvironment. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class therapeutics created using its PROBODY® therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique PROBODY technology platform is designed to enable “conditional activation” of masked drug candidates in the tumor microenvironment across multiple therapeutic modalities. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

The condensed results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2025, as compared to the significant accounting policies disclosed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the “Notes to Financial Statements” included in Part II, Item 8 of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounts Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which enhances transparency in income statement disclosures. ASU 2024-03 requires entities to disclose detailed information about specific components of income statement expenses, such as employee compensation, depreciation, and amortization, as well as other significant expense categories. The objective is to provide financial statement users with greater insight into the nature and variability of expenses, improving their ability to analyze financial performance and make informed decisions. ASU 2025-01 clarified that this ASU 2024-03 is effective for the annual reporting periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt this ASU during the year ended December 31, 2026 on a prospective basis and is currently evaluating the impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances transparency in income tax disclosures. ASU 2023-09 requires entities to disclose (1) specific categories in the rate

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(154)	$(6,534)	$23,371	$7,257

Denominator:
Basic
Weighted-average common shares outstanding	129,075,546	77,957,506	108,214,373	76,531,921
Weighted-average pre-funded warrants	—	6,923,126	—	6,923,126
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	129,075,546	84,880,632	108,214,373	83,455,047
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	129,075,546	84,880,632	108,214,373	83,455,047
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	—	—	713,911	660,482
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	129,075,546	84,880,632	108,928,284	84,115,530

Net income (loss) per share
Basic	$(0.00)	$(0.08)	$0.22	$0.09
Diluted	$(0.00)	$(0.08)	$0.21	$0.09

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Options and ESPP to purchase common stock	16,657,828	14,517,509	16,272,951	13,729,742
Common stock warrants	11,538,462	11,538,462	11,538,462	11,538,462
RSUs	3,125,340	1,898,792	430,788	193,786
Total	31,321,630	27,954,762	28,242,201	25,461,991

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$19,545	$—	$19,545
Restricted cash (money market funds)	Level I	1,028	—	1,028
U.S. Treasury Securities	Level II	138,878	33	138,911
Total		$159,451	$33	$159,484

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$28,313	$—	$28,313
Restricted cash (money market funds)	Level I	1,027	—	$1,027
U.S. Treasury Securities	Level II	72,503	27	$72,530
Total		$101,843	$27	$101,870

As of June 30, 2025, the remaining contractual terms of those investments are less than a year. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities to maturity for a recovery of our cost basis.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Research and clinical expenses	$5,303	$8,581
Payroll and related expenses	4,539	2,578
Legal and professional expenses	1,388	689
Restructuring expenses	162	—
Other accrued expenses	111	490
Total	$11,503	$12,338

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Amgen	332	994	9,818	2,274
Astellas	4,646	5,492	14,093	20,944
Bristol Myers Squibb	11,566	13,433	41,928	33,065
Regeneron	2,092	2,636	3,707	5,029
Moderna	22	2,560	29	5,266
Total revenue	$18,658	$25,115	$69,575	$66,578

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

In January 2022, the IND for the EGFR product (CX-904) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”) and the program progressed into Phase 1 dose escalation. In March 2025, CytomX and Amgen jointly decided to not continue CX-904 development and Amgen terminated its license to the EGFR Products. In April 2025, the Amgen Other Product was also terminated with 60 days written notice pursuant to the Amgen Agreement. A cumulative adjustment from a change in estimate of $8.4 million was recognized in the first quarter of 2025 due to Amgen terminating its license to the EGFR Product effective May 2025. The Amgen research collaboration remains in effect with the current scope being the preclinical TCE that CytomX selected from Amgen’s preclinical pipeline further discussed below.

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

As of June 30, 2025, the Company has completed its performance obligations related to the EGFR Products and the Amgen Other Products. The remaining deferred revenue of $0.3 million was fully recognized in the second quarter of 2025. As of December 31, 2024, deferred revenues related to the EGFR Products performance obligation was $9.7 million and was immaterial for the Amgen Other Products.

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

In January 2023, the Company announced that it achieved a clinical candidate milestone under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company which was fully recognized in the first quarter of 2023 as the Company had completed its related performance obligation of the first collaboration target which resulted in the clinical candidate nomination for further development. In March 2024, the Company announced that it achieved the good laboratory practices ("GLPs") toxicology milestone for this candidate which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of this first collaboration target. Also, in March 2024, the Company announced that it achieved a clinical candidate milestone for a second collaboration target under the Astellas Agreement which triggered an additional $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of the second collaboration target which resulted in the clinical candidate nomination for further development. In the first quarter of 2025, Astellas initiated GLP toxicology studies for the second collaboration target, triggering a $5.0 million milestone payment to CytomX. The $5.0 million milestone payment was fully recognized in the first quarter of 2025 as the Company had completed its related performance obligation of this second collaboration target.

As of June 30, 2025 and December 31, 2024, deferred revenue relating to the Astellas Agreement was $10.5 million and $17.4 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.2 million as of June 30, 2025 and $1.1 million as of December 31, 2024.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it has no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. As of December 31, 2024, deferred revenue relating to BMS Agreement was $41.9 million. The Company's research efforts on all the ongoing programs were completed in April 2025 upon which the $11.6 million of remaining deferred revenue was recognized in the second quarter of 2025. In May 2025, one collaboration target was also terminated with two months written notice pursuant to the BMS Agreement and two preclinical programs remain in development with BMS responsible for further advancement.

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

Due to Moderna's budget considerations in 2025, the Company's remaining activities for its performance obligation are currently expected to be carried out primarily in 2026 and 2027. As of June 30, 2025 and December 31, 2024, deferred revenue relating to the Moderna Agreement was $9.3 million and $9.3 million, respectively. The amount due from Moderna under the Moderna Agreement was immaterial and $0.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, deferred revenue relating to the Regeneron Agreement was $12.5 million and $15.6 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $0.6 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2025 and 2024:

Deferred Revenue
(in thousands)
December 31, 2024	$94,063
Additions	2,803
Revenue recognized	(64,575)
June 30, 2025	$32,291

December 31, 2023	$212,315
Additions	4,212
Revenue recognized	(56,051)
June 30, 2024	$160,476

The Company expects that the $32.3 million of deferred revenue related to the following contracts as of June 30, 2025 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $10.5 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $9.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized primarily in 2026 and 2027 due to Moderna's budget considerations in 2025.
•
The $12.5 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

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

For the three and six months ended June 30, 2025, the Company incurred sublicense expenses of $0.0 million and $1.1 million, respectively, under the provisions of the UCSB Agreement. For the three and six months ended June 30, 2024, the Company incurred sublicense expenses of $0.1 million and $1.6 million, respectively, under the provisions of the UCSB Agreement.

ImmunoGen (acquired by AbbVie in 2024)

In December 2019, the Company entered into a License Agreement (the “ImmunoGen 2019 License”) with ImmunoGen, Inc. to obtain an exclusive license with respect to epithelial cell adhesion molecule (“EPCAM”). Under the ImmunoGen 2019 License, ImmunoGen agreed to

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

8. Common Stock

In May 2025, the Company completed an underwritten public offering of 76,923,076 shares of common stock at a price of $1.30 per share. The aggregate net proceeds received by the Company from the offering were approximately $93.4 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $0.6 million. Longitude Venture Partners V, L.P. (“LVPV”) acquired approximately 11.5 million shares of common stock through the underwritten public offering. Longitude Capital Partners V, LLC (“LCPV”) is a general partner of LVPV. A member of the Company’s board of directors serves as a managing director of LCPV, and therefore, LCPV is considered a related party of the Company. The Company had no other related party transactions with LCPV.

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement (the "Private Placement Agreement") and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, the Company issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. The initial exercise price of the Tranche 1 and Tranche 2 warrants was $4.16 per share and $6.24 per share, respectively. The public offering in May 2025 triggered an adjustment provision in the Tranche 1 and Tranche 2 warrants, pursuant to which the exercise prices were reduced to $2.73 and $3.77 per share, respectively. The Tranche 1 warrants expired without being exercised in July 2025 and the Tranche 2 warrants expire in July 2026.

In May 2024, BVF exercised its right to purchase 7.5 million shares of common stock through its pre-funded warrants at an exercise price of $0.00001 per share. In May 2025, BVF exercised its right to purchase the remaining 6.9 million shares of common stock through its pre-funded warrants at an exercise price of $0.00001 per share.

The following table summarizes the Company's activities of outstanding warrants for the six months ended of June 30, 2025

	Pre-funded Warrants		Tranche 1 Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Balance at December 31, 2024	6,923,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24
Exercises	(6,923,077)		—		—
Balance at June 30, 2025	—	$0.00001	5,769,231	$2.73	5,769,231	$3.77

The Tranche 1 warrants expired without being exercised in July 2025 and the Tranche 2 warrants expire in July 2026.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

9. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the six months ended June 30, 2025 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2024	14,562,061	$6.20
Options granted	3,157,305	1.02
Options exercised	(51,907)	1.47
Option forfeited/expired	(1,255,473)	5.19
Balance at June 30, 2025	16,411,986	$5.29

The Company recorded $0.8 million and $1.5 million of stock-based compensation expense related to the stock option plans for the three months ended June 30, 2025 and 2024, respectively.

The Company recorded $2.0 million and $2.9 million of stock-based compensation expense related to the stock option plans for the six months ended June 30, 2025 and 2024, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the six months ended June 30, 2025 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,853,232	$2.00
RSU's awarded	1,982,163	0.85
RSU's vested	(527,238)	2.21
RSU's forfeited	(408,037)	1.91
Balance at June 30, 2025	2,900,120	$1.19

The Company recorded $0.5 million and $0.4 million of stock-based compensation expense related to the TRSUs for the three months end June 30, 2025 and 2024, respectively.

The Company recorded $0.6 million and $0.8 million of stock-based compensation expense related to the TRSUs for the six months end June 30, 2025 and 2024, respectively.

Performance-based RSUs ("PSUs")

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted occurred upon attaining certain specific milestones as of June 30, 2025 (“2023-Tranche-1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche-2”). As of December 31, 2024, the PSUs for 2023-Tranche-1 were canceled as the related performance condition was not met by December 2024. As of March 31 and June 30, 2025, the performance condition was satisfied for 2023-Tranche-2 and hence recorded $0.2 million and $0.7 million compensation cost for the three and six months ended June 30, 2025.

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche 1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche 2”). The Company determined

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through June 30, 2025.

Activities for the Company’s PSUs for the six months ended June 30, 2025, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,190,000	$1.94
PSU's vested	(275,000)	2.52
PSU's forfeited	(330,000)	1.95
Balance at June 30, 2025	585,000	$1.67

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$563	$655	$1,126	$1,363
General and administrative	868	1,227	2,313	2,426
Total stock-based compensation expense	$1,431	$1,882	$3,439	$3,789

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets through December 31, 2024.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.2 million in long term liabilities for the proposed tax assessment, penalties and interest through June 30, 2025. Of the unrecognized tax benefits as of June 30, 2025, approximately $5.1 million would affect the Company’s effective tax rate if recognized. In addition, utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.1 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

The One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025. The OBBBA may be subject to further clarification and interpretative guidance. The Company is currently evaluating the impact on its financial statements.

11. Segment Disclosures

The Company operates as a single operating segment. The Chief Executive Officer is identified as the Chief Operating Decision Maker (CODM). The CODM primarily reviews the Company’s financial information on an aggregate basis. The CODM utilizes the aggregated financial information to make strategic decisions, assess performance, and allocate resources across the Company. The aggregate information includes the revenue by collaboration partner, research and development expense by program, as well as net income that is reported on the Condensed Statements of Operations and Comprehensive Income. Net income is used to monitor budget versus actual results in assessing performance of the segment and in establishing management's compensation. The measure of segment assets is reported on the Condensed Balance Sheets as total assets. All of the Company’s long-lived assets are located in the United States. In addition to the revenue by collaborative partners disclosed in Note 6, the CODM reviews the following significant expenses in making decisions about the allocation of resources and assessing performance (in thousands):

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Total revenue	$18,658	$25,115	$69,575	$66,578
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	(550)	1,976	561	3,188
CX-2051 (EpCAM)	3,679	4,670	7,949	7,751
CX-801 (IFNα2b)	452	605	940	1,604
Other wholly owned and partnered programs	498	1,627	894	4,812
General research and development expenses	1,520	7,348	4,050	11,360
Total external costs	5,599	16,226	14,394	28,715
Internal costs	7,723	8,946	17,795	18,509
Research and development expenses	13,322	25,172	32,189	47,224
General and administrative expenses	6,622	8,395	16,050	16,149
Total operating expenses	19,944	33,567	48,239	63,373
Income (loss) from operations	(1,286)	(8,452)	21,336	3,205
Interest income	1,178	1,971	2,133	4,165
Other income (expense), net	17	(2)	28	(12)
Income (loss) before income taxes	(91)	(6,483)	23,497	7,358
Provision for income taxes	63	51	126	101
Segment and net income (loss)	$(154)	$(6,534)	$23,371	$7,257

12. Restructuring

On January 6, 2025, the Company announced a restructuring plan to streamline its organization and prioritize CX-2051 (EpCAM PROBODY®ADC), CX-801 and its activities to support its research collaborations. This plan resulted in a reduction of approximately 40% of its workforce and was substantially completed in the first quarter of 2025. The Company estimates the total restructuring charges of approximately $3.0 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.8 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded during the six months ended June 30, 2025.

The following is a summary of activities of restructuring costs for the three months ended June 30, 2025 (in thousands):

	Severance and Benefits Costs	Stock Based Compensation	Total
Restructuring cost recorded	$2,833	$77	$2,910
Cash payment	(1,974)	—	(1,974)
Changes in estimates	(4)	—	(4)
Non-cash charges	—	(77)	(77)
Balance at March 31, 2025	$855	$—	$855
Restructuring cost	25		25
Cash payment	(702)	—	(702)
Changes in estimates	(17)	—	(17)
Balance at June 30, 2025	$161	$—	$161

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

We have utilized our PROBODY therapeutic platform and masking technology to build a promising pipeline of potential first-in-class and best-in-class clinical-stage molecules. These are CX-2051, an investigational, conditionally activated ADC targeting epithelial cell adhesion molecule (“EpCAM”), and CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”). Our current clinical-stage molecules address targets or mechanisms that have been previously validated as having anti-cancer activity but have been limited in their utilization due to toxicities in healthy tissues. We have incorporated our significant, multi-modality masking, conditional activation expertise and clinical learnings to optimize predicted therapeutic index and the clinical potential of these promising agents through tumor localized, conditional activation.

CX-2051, a conditionally activated, PROBODY ADC, targets EpCAM. High expression of EpCAM has been documented in many tumor types, including colorectal cancer (“CRC”). The CX-2051 payload, a topoisomerase-1 inhibitor payload licensed from AbbVie (formerly ImmunoGen), is tailored to have anti-tumor activity against multiple EpCAM-expressing indications, including colorectal cancer. The payload-antibody linker we selected for CX-2051 is designed to drive bystander killing of neighboring tumor cells, contributing to anti-tumor activity. The design of CX-2051 is intended to establish a clinically meaningful therapeutic window for the systemic treatment of EpCAM-expressing cancers where previous industry efforts targeting EpCAM have not been successful due to dose-limiting toxicities. CX-2051 has demonstrated strong preclinical activity and tolerability in multiple preclinical models and encouraging initial Phase 1 data in late-line colorectal cancer.

The IND for CX-2051 was allowed to proceed by the FDA in January 2024 and a Phase 1 clinical trial of CX-2051 in patients with EpCAM expressing solid tumors, with an initial focus in CRC, was commenced in April 2024. No pre-screening of CRC patients based on tumor EpCAM expression has been conducted because of anticipated high and uniform EpCAM expression in CRC. As of May 2025, the Phase 1 study had reached the seventh dose escalation level and dose expansions had been initiated at dose levels 3 to 5.

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

As of the data cutoff, 18 patients were efficacy-evaluable at doses of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg Q3W. Five of eighteen (28%) patients demonstrated confirmed partial responses per RECIST v1.1. Three of seven (43%) efficacy evaluable patients at the dose of 10 mg/kg Q3W demonstrated confirmed partial responses per RECIST v1.1. Seventeen of eighteen patients (94%) had disease control, defined as having an objective response or stable disease. Preliminary median progression free survival (PFS) was 5.8 months as of the data cutoff with 10 of 18 patients remaining on study treatment.

As of the data cutoff, 25 patients were evaluable for safety. CX-2051 was generally well-tolerated as of the data cutoff with manageable adverse events, with no dose limiting toxicities. Most treatment related adverse events (TRAEs) were Grade 1 or Grade 2 in severity. The most common reported TRAEs were diarrhea (18 patients, 5 Grade 3), nausea (11 patients, 1 Grade 3), vomiting (8 patients, No Grade 3), fatigue (8 patients, 1 Grade 3), anemia (5 patients, 3 Grade 3), hypokalemia (3 patients, 1 Grade 3), neutrophil count decrease (2 patients, 2 Grade 3) and neutropenia (2 patients, 1 Grade 3). TRAEs included serious adverse events (SAEs) in 5 patients (1 Grade 2, 4 Grade 3). The SAEs included Grade 3 Diarrhea (1 patient), Grade 3 Anemia (1 patient), Grade 3 colitis (1 patient), Grade 3 Diarrhea and Acute kidney injury (1 patient) and Grade 2 Asthenia (1 patient). No Grade 4 or 5 TRAEs were observed. No events of interstitial lung disease or febrile neutropenia were reported as of the data cutoff.

The Company also announced that it has commenced CX-2051 dose expansions at the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses Q3W with the goal of enrolling a total of approximately 20 patients at each dose level. The Company expects to provide an additional Phase 1 data update in the first quarter of 2026. The Company is planning initiation of a Phase 2 study in colorectal cancer in the first half of 2026.

CX-801 is our PROBODY interferon ("IFN") alpha(a)-2b clinical program. IFNα2b provides a potentially superior approach to activating anti-tumor immune responses. CX-801 is a dually masked, conditionally activated version of IFNα2b that has the potential to become a cornerstone of combination therapy for a wide range of tumor types. The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In the second quarter of 2024, CytomX announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort. In May 2025, Phase 1 dose escalation enrollment of CX-801 in combination with KEYTRUDA® (pembrolizumab) in advanced melanoma was initiated. Initial Phase 1 biomarker and translational data for CX-801 monotherapy in patients with advanced melanoma is expected in the fourth quarter of 2025. Phase 1 clinical data from the CX-801 and KEYTRUDA® combination dose escalation portion of the study are expected in 2026.

In 2022, we advanced our first TCE, CX-904, into the clinic. CX-904, which was partnered with Amgen, is a conditionally activated TCE against EGFR and CD3. In May 2022, the first patient was dosed in a Phase 1 study evaluating CX-904 as a treatment for patients with advanced solid tumors. In March 2025, based on CX-904 clinical observations to-date as well as CytomX pipeline priorities, CytomX and Amgen jointly decided to not further develop the CX-904 program.

We view the field of masked biologics as having broad potential applicability across a range of therapeutic modalities. We continue to be engaged in drug discovery efforts internally and with our partners in areas such as ADCs, Cytokines, TCEs, and mRNAs reflecting the versatility of our PROBODY platform.

A key focus of our current collaboration work is T-cell engaging bispecific therapies where we have significant ongoing efforts with partners such as Regeneron and Astellas. For example, in the first quarter of 2025, Astellas advanced a program to GLP toxicology studies, triggering a $5.0 million milestone payment to CytomX. Overall, we view masking a key strategy to open or widen the therapeutic window for T-cell engagers and view strategic partnering in this area as an important way to extend the reach of the PROBODY platform.

In May 2025, we completed an underwritten public offering of 76,923,076 shares of common stock at a price of $1.30 per share. The aggregate net proceeds received by us from the offering were approximately $93.4 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $0.6 million.

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

Restructuring

On January 6, 2025, we announced a restructuring plan (the “2025 Restructuring Plan”) to streamline our organization and prioritize CX-2051, CX-801 and our activities to support our research collaborations. The restructuring plan resulted in a reduction of approximately 40% of our workforce and was substantially completed in the first quarter of 2025. We recorded total restructuring charges of approximately $3.0 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.8 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded during the six months ended June 30, 2025.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as noted in the revenue discussion below, there have been no material changes to our critical accounting policies and estimates for the three months ended June 30, 2025.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Amgen	332	994	(662)	9,818	2,274	7,544
Astellas	4,646	5,492	(846)	14,093	20,944	(6,851)
Bristol Myers Squibb	11,566	13,433	(1,867)	41,928	33,065	8,863
Regeneron	2,092	2,636	(544)	3,707	5,029	(1,322)
Moderna	22	2,560	(2,538)	29	5,266	(5,237)
Total revenue	$18,658	$25,115	$(6,457)	$69,575	$66,578	$2,997

The decrease in revenue of $6.5 million for the three months ended June 30, 2025, compared to the corresponding period of 2024 was primarily due to:

•
A decrease in revenue under the BMS Agreement driven by the contractual research term and the completion of our performance obligations in the second quarter of 2025. The remaining deferred revenue was recognized upon completion of our performance obligations. BMS is responsible for the future research and development of the collaboration programs;
•
A decrease in revenue under the Amgen Agreement as a result of Amgen terminating its license to the EGFR Product in March 2025, effective May 2025. The remaining deferred revenue was recognized upon completion of our performance obligations;
•
A decrease in revenue under the Astellas Agreement driven by an increase in projected hours to completion and completion of performance obligations on a clinical candidate;
•
A decrease in revenue under the Regeneron Agreement driven by a temporary pause on a preclinical program in 2025; and
•
A decrease in revenue under the Moderna Agreement driven by Moderna's budget considerations in 2025 where the $9.3 million of remaining deferred revenue is expected to be recognized primarily in 2026 and 2027.

The increase in revenue of $3.0 million for the six months ended June 30, 2025, compared to the corresponding period of 2024 was primarily due to:

•
An increase in revenue under the BMS Agreement driven by a higher percentage of completion of an existing target in the current period as compared to the same period in the prior year. The contractual research term and our performance obligations concluded in the second quarter of 2025. The remaining deferred revenue was recognized in 2025. BMS is responsible for the future research and development of the collaboration programs;
•
An increase in revenue under the Amgen Agreement due to a cumulative adjustment from a change in estimate of $8.4 million resulted from Amgen terminated its license to the EGFR Product effective May 2025. The remaining deferred revenue was recognized upon completion of our performance obligations;
•
A decrease in revenue under the Astellas Agreement primarily driven by higher preclinical milestone payments in the first quarter of 2024;
•
A decrease in revenue under the Regeneron Agreement driven by a temporary pause on a preclinical program in 2025; and
•
A decrease in revenue under the Moderna Agreement driven by Moderna's budget considerations in 2025 where the $9.3 million of remaining deferred revenue is expected to be recognized primarily in 2026 and 2027.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	$(550)	$1,976	$(2,526)	$561	$3,188	$(2,627)
CX-2051 (EpCAM)	3,679	4,670	(991)	7,949	7,751	198
CX-801 (IFNα2b)	452	605	(153)	940	1,604	(664)
Other wholly owned and partnered programs	498	1,627	(1,129)	894	4,812	(3,918)
General research and development expenses	1,520	7,348	(5,828)	4,050	11,360	(7,310)
Total external costs	5,599	16,226	(10,627)	14,394	28,715	(14,321)
Internal costs	7,723	8,946	(1,223)	17,795	18,509	(714)
Total research and development expenses	$13,322	$25,172	$(11,850)	$32,189	$47,224	$(15,035)

Research and development expenses decreased by $11.9 million for the three months ended June 30, 2025, compared to the corresponding period of 2024 primarily due to a one-time royalty payment of $5.0 million to ImmunoGen for first patient dosed with CX-2051 in Q2 2024, a reduction in CX-904 spend due program termination in 2025 and reduced research expenses post-restructuring.

Research and development expenses decreased by $15.0 million for the six months ended June 30, 2025, compared to the corresponding period of 2024 primarily due to a one-time royalty payment of $5.0 million to ImmunoGen for first patient dosed with CX-2051 in Q2 2024, a reduction in CX-904 spend due program termination in 2025 and reduced research expenses post-restructuring. Higher clinical spend in CX-2051 was offset by a decrease in manufacturing spending for CX-2051 relative to the first half of 2024. We expect program development expenses in future quarters to be primarily focused in CX-2051.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
General and administrative	$6,622	$8,395	$(1,773)	$16,050	$16,149	$(99)

General and administrative expenses decreased by $1.8 million for the three months ended June 30, 2025, compared to the corresponding period of 2024, primarily driven by personnel and IP/Patent and legal expenses.

General and administrative expenses decreased by $0.1 million for the six months ended June 30, 2025, compared to the corresponding period of 2024, primarily driven by other personnel related expenses and legal and consulting related expenses, partially offset by $1.1 million of restructuring expenses.

Restructuring

During the three and six months ended June 30, 2025, we recognized aggregate restructuring cost of approximately $0.1 million and $2.9 million, respectively, primarily related to severance and benefits. This included $1.8 million in research and development expenses and $1.1 million in general and administrative expenses. The total restructuring cost is expected to be approximately $3.0 million. The restructuring was substantially completed in the first quarter of 2025.

Interest Income and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest income	$1,178	$1,971	$(793)	$2,133	$4,165	$(2,032)
Other income (expense), net	17	(2)	19	28	(12)	40
Total interest income and other expense	$1,195	$1,969	$(774)	$2,161	$4,153	$(1,992)

Interest income decreased by $0.8 million and $2.0 million during the three months and six months ended June 30, 2025, respectively, compared to the corresponding period of 2024. The decrease was primarily driven by lower interest rates and the lower average cash and cash equivalents and short-term investments position.

Income Taxes

	June 30,			June 30,
	Three Months Ended			Six Months Ended
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Provision for income taxes	$63	$51	$12	$126	$101	$25

The $0.1 million and $62.0 million of tax provision represented the interest accrued for the three and six months ended June 30, 2025, respectively, related to the proposed assessment received from the state of California for the years 2017 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $158.1 million and an accumulated deficit of $668.2 million, compared to cash, cash equivalents and short-term investments of $100.6 million and an accumulated deficit of $691.6 million as of December 31, 2024. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement; as a result, we collected the two milestone payments totaling $10.0 million in April 2024.

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

In May 2025, we completed an underwritten public offering of 76,923,076 shares of common stock at a price of $1.30 per share and received net proceeds of approximately $93.4 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $0.6 million.

Based upon our current operating plan and liquidity requirements, we expect our existing capital resources will be sufficient to fund operations into the second quarter of 2027. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional capital to fund our operation in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(36,796)	$(45,594)
Net cash provided by (used in) investing activities	(45,764)	66,397
Net cash provided by financing activities	93,550	5,273
Net increase in cash, cash equivalents and restricted cash	$10,990	$26,076

Cash Flows from Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $36.8 million, which consisted of a net income of $23.4 million and non-cash charges of $5.4 million, adjusted by a net decrease of $65.6 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $3.4 million in stock-based compensation, $2.2 million in non-cash lease expense, $0.7 million in depreciation and amortization, partially offset by $0.9 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $61.8 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $4.0 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments; and
•
an decrease of $1.0 million in cashflows from prepaid and other current assets primarily due to increase in advance payments, partially offset by
•
an increase of $1.2 million in cashflows from accounts receivable primarily due to timing of collection of service revenue.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2025, cash used in investing activities was $45.8 million consisted of $128.6 million used in purchase of short-term investment and $0.2 million of capital expenditures used to purchase property and equipment partially offset by $83.0 million of proceeds from the maturities of short-term investments.

During the six months ended June 30, 2024, cash provided by investing activities was $66.4 million, which consisted of $160.0 million of proceeds from the maturities of short-term investments partially offset by $93.4 million used in the purchase of short-term investments and $0.2 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $93.6 million, which consisted of $93.4 million of net proceeds from issuance of common stock, net of issuance costs, and $0.2 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the six months ended June 30, 2024, cash provided by financing activities was $5.2 million, which consisted of $4.8 million of net proceeds from issuance of common stock, net of issuance costs, and $0.4 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the three months ended June 30, 2025, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $668.2 million and $691.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. In January 2025, we restructured the Company and reduced headcount by approximately 40% to preserve capital and focus on high priority programs. In May 2025, we raised approximately $93.4 million of net proceeds through the sale of our common stock. As a result, we believe we have sufficient capital to operate into the second quarter of 2027. We will need to raise additional funds to continue our efforts. However, financial market conditions, including the public equity markets, and government regulation, including the uncertainties of potential legislation under the new administration, may continue to make it difficult for biotechnology companies to raise additional funds. We cannot predict when or if market conditions will change.

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $158.1 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second quarter of 2027. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements, including the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received through the sales of our equity securities in July 2023 and May 2025. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in May 2025 we announced positive interim data from our ongoing Phase 1 clinical trial with CX-2051. While we believe interim data supports the potential to reach a favorable therapeutic index, we also reported treatment related adverse events, including diarrhea, nausea, vomiting, and anemia. We cannot provide assurance that we will reach an acceptable or tolerable dose for CX-2051 or CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our PROBODY therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for CX-2051 and CX-801, we will need to manufacture them in large quantities. There can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for CX-2051 or CX-801 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Because the therapeutic landscape is still evolving, including the masked biologics landscape, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering masked therapeutics generally or covering masked therapeutics directed against the same targets as, or targets similar to, those we are pursuing. An increasing number of third parties are filing masked therapeutics patent applications, several of which contain claims that are patterned after our own patent claims. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our PROBODY therapeutic technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our PROBODY therapeutic technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Our licenses from Amgen, AbbVie (formerly ImmunoGen) and UCSB impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations on us, including various payment obligations such as milestone and royalty payments and payments based on sublicensing revenues. Our rights under our agreements with our licensors or collaborators may be limited or modified according to their terms. Additionally, if we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors and collaborators may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty or sublicense revenue payment obligations we would be required to pay on development or sales of future products, if any, the amounts may be significant. The amount of our future royalty or sublicense revenue payment obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 35% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

If we fail to satisfy the continued listing requirements of the Nasdaq Global Select Market (“Nasdaq”), such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. For example, on February 24, 2025, we received notice from Nasdaq that we failed to meet Nasdaq’s minimum closing bid price requirement of $1.00 per share. Although we subsequently regained compliance, we cannot provide any assurance that we will be able to maintain compliance in the future.

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

Since February 2022, the Russian and Ukrainian regions have undergone sustained conflict and disruption. The length, impact, and outcome of this ongoing military conflict is highly unpredictable, and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

The armed conflict has led to substantial expansion of sanction programs imposed by the international community including, among others:

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

In retaliation, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc., effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1	Amended and Restated CytomXTherapeutics, Inc. 2015 Equity Incentive Plan.	8-K	6/13/2025	10.1

10.2	Amended and Restated CytomX Therapeutics, Inc. Employee Stock Purchase Plan.				X

31.1	Certification of Chief Executive Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

# Indicates management contract or compensatory plan

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

CytomX Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)