Form 10-Q
period 2025-09-30
CytomX Therapeutics, Inc.
filed 2025-11-06
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of October 31, 2025, the registrant had 169,435,395 shares of common stock, $0.00001 par value per share, outstanding.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

•
the initiation, timing, progress and results of our ongoing clinical trials, research and development programs, preclinical studies, and Investigational New Drug Application (“IND”), Clinical Trial Application, New Drug Application (“NDA”), Biologics License Application (“BLA”), and other regulatory submissions;

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$34,185	$38,052
Short-term investments	109,441	62,571
Accounts receivable	1,629	3,103
Prepaid expenses and other current assets	3,962	3,579
Total current assets	149,217	107,305
Property and equipment, net	1,721	2,467
Intangible assets, net	474	583
Goodwill	949	949
Restricted cash	1,028	1,027
Operating lease right-of-use asset	4,814	8,136
Other assets	51	66
Total assets	$158,254	$120,533
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$646	$1,088
Accrued liabilities	12,408	12,338
Operating lease liabilities - short term	5,596	5,145
Deferred revenue, current portion	22,379	67,201
Total current liabilities	41,029	85,772
Deferred revenue, net of current portion	5,537	26,862
Operating lease liabilities - long term	—	4,240
Other long term liabilities	4,299	4,115
Total liabilities	50,865	120,989
Commitments and contingencies
Stockholders' equity (deficit):
Convertible preferred stock	—	—
Common stock	2	1
Additional paid-in capital	789,720	691,095
Accumulated other comprehensive income	104	27
Accumulated deficit	(682,437)	(691,579)
Total stockholders' equity (deficit)	107,389	(456)
Total liabilities and stockholders' equity (deficit)	$158,254	$120,533

__________________

(1)
The condensed balance sheet as of December 31, 2024 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$5,963	$33,432	$75,538	$100,010
Operating expenses:
Research and development	15,304	21,368	47,493	68,592
General and administrative	6,427	7,953	22,477	24,102
Total operating expenses	21,731	29,321	69,970	92,694
Income (loss) from operations	(15,768)	4,111	5,568	7,316
Interest income	1,592	1,693	3,725	5,858
Other (expense) income, net	5	(7)	33	(19)
Income (loss) before income taxes	(14,171)	5,797	9,326	13,155
Provision for income taxes	58	61	184	162
Net Income (Loss)	(14,229)	5,736	9,142	12,993
Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of tax	71	44	77	(55)
Total comprehensive income (loss)	$(14,158)	$5,780	$9,219	$12,938

Net income (loss) per share:
Basic	$(0.09)	$0.07	$0.07	$0.15
Diluted	$(0.09)	$0.07	$0.07	$0.15
Weighted average common shares used to compute net income (loss) per share
Basic	165,004,291	85,093,227	127,352,366	84,005,093
Diluted	165,004,291	85,204,709	128,859,852	84,428,843

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2024	80,099,889	$1	$691,095	$27	$(691,579)	$(456)
Exercise of stock options and release of RSUs	521,404	—	—	—	—	—
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive loss	—	—	—	(28)	—	(28)
Net income	—	—	—	—	23,525	23,525
Balance at March 31, 2025	80,621,293	$1	$693,103	$(1)	$(668,054)	$25,049
Exercise of stock options and release of RSUs	332,741	—	76	—	—	76
Issuance of common stock under the ESPP	110,974	—	101	—	—	101
Issuance of common stock in follow-on offering, net of issuance cost	76,923,076	1	93,372	—	—	93,373
Exercise of pre-funded warrants	6,923,031	—	—	—	—	—
Stock-based compensation			1,431		—	1,431
Other comprehensive income	—	—	—	34	—	34
Net loss	—	—	—	—	(154)	(154)
Balance at June 30, 2025	164,911,115	$2	$788,083	33	$(668,208)	119,910
Exercise of stock options	158,532	—	253	—	—	253
Stock-based compensation	—	—	1,384	—	—	1,384
Other comprehensive income	—	—	—	71	—	71
Net loss	—	—	—	—	(14,229)	(14,229)
Balance at September 30, 2025	165,069,647	$2	$789,720	$104	$(682,437)	$107,389

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

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$9,142	$12,993
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	109	109
Depreciation and amortization	757	1,246
Accretion of discounts on short-term investments	(1,487)	(4,524)
Stock-based compensation expense	4,823	5,784
Non-cash lease expense	3,322	3,027
Changes in operating assets and liabilities
Accounts receivable	1,474	80
Prepaid expenses and other assets	(368)	1,768
Accounts payable	(434)	(36)
Accrued liabilities and other long-term liabilities	(3,535)	(4,074)
Deferred revenue	(66,147)	(82,696)
Net cash used in operating activities	(52,344)	(66,323)
Cash flows from investing activities:
Purchases of property and equipment	(19)	(230)
Purchases of short-term investments	(148,306)	(105,706)
Maturities of short-term investments	103,000	190,501
Net cash (used in) provided by investing activities	(45,325)	84,565
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	93,373	4,843
Proceeds from employee purchase plan and exercise of stock options	430	430
Net cash provided by financing activities	93,803	5,273
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,866)	23,515
Cash, cash equivalents and restricted cash, beginning of period	39,079	18,088
Cash, cash equivalents and restricted cash, end of period	$35,213	$41,603

See accompanying notes to condensed financial statements.

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

The condensed results of operations for this interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies this interim period, as compared to the significant accounting policies disclosed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the “Notes to Financial Statements” included in Part II, Item 8 of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounts Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which enhances transparency in income statement disclosures. ASU 2024-03 requires entities to disclose detailed information about specific components of income statement expenses, such as employee compensation, depreciation, and amortization, as well as other significant expense categories. The objective is to provide financial statement users with greater insight into the nature and variability of expenses, improving their ability to analyze financial performance and make informed decisions. ASU 2025-01 clarified that this ASU 2024-03 is effective for the annual reporting periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt this ASU during the year ended December 31, 2027 on a prospective basis and is currently evaluating the impact on its financial statements.

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

Notes to Condensed Financial Statements (Unaudited)

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(14,229)	$5,736	$9,142	$12,993

Denominator:
Basic
Weighted-average common shares outstanding	165,004,291	78,170,101	127,352,366	77,081,967
Weighted-average pre-funded warrants	—	6,923,126	—	6,923,126
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	165,004,291	85,093,227	127,352,366	84,005,093
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	165,004,291	85,093,227	127,352,366	84,005,093
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	—	111,482	1,507,486	423,750
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	165,004,291	85,204,709	128,859,852	84,428,843

Net income (loss) per share
Basic	$(0.09)	$0.07	$0.07	$0.15
Diluted	$(0.09)	$0.07	$0.07	$0.15

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Options and ESPP to purchase common stock	15,984,069	14,583,619	13,584,042	14,262,791
Common stock warrants	5,769,231	11,538,462	9,615,385	11,538,462
RSUs	2,908,581	1,738,213	122,103	217,727
Total	24,661,881	27,860,294	23,321,529	26,018,980

4. Fair Value Measurements and Investments

The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

Notes to Condensed Financial Statements (Unaudited)

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$19,269	$—	$19,269
Restricted cash (money market funds)	Level I	1,028	—	1,028
U.S. Treasury Securities	Level II	124,300	103	124,403
Total		$144,597	$103	$144,700

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$28,313	$—	$28,313
Restricted cash (money market funds)	Level I	1,027	—	1,027
U.S. Treasury Securities	Level II	72,503	27	72,530
Total		$101,843	$27	$101,870

As of September 30, 2025, the remaining contractual terms of those investments are less than a year. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities to maturity for a recovery of our cost basis.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Research and clinical expenses	$4,827	$8,581
Payroll and related expenses	6,419	2,578
Legal and professional expenses	735	689
Restructuring expenses	86	—
Other accrued expenses	341	490
Total	$12,408	$12,338

Notes to Condensed Financial Statements (Unaudited)

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Amgen	$—	$(783)	$9,818	$1,491
Astellas	4,360	2,553	18,453	23,497
Bristol Myers Squibb	—	22,977	41,928	56,042
Regeneron	1,600	2,896	5,307	7,925
Moderna	3	5,789	32	11,055
Total revenue	$5,963	$33,432	$75,538	$100,010

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

At the initiation of the collaboration, CytomX had the option to select from programs specified in the Amgen Agreement, an existing preclinical stage TCE product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program and this program, CX-908, a PROBODY® T cell engager targeting CDH3 and CD3, is currently in preclinical development. CytomX is responsible, at its expense, for converting this program to a conditionally activated TCE product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

Notes to Condensed Financial Statements (Unaudited)

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

As of September 30, 2025 and December 31, 2024, deferred revenue relating to the Astellas Agreement was $7.2 million and $17.4 million, respectively. The amount due from Astellas under the Astellas Agreement was $1.1 million as of September 30, 2025 and $1.1 million as of December 31, 2024.

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

Notes to Condensed Financial Statements (Unaudited)

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

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it has no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. As of December 31, 2024, deferred revenue relating to BMS Agreement was $41.9 million. The Company's research efforts on all the ongoing programs were completed in April 2025 upon which the $11.6 million of remaining deferred revenue was recognized in the second quarter of 2025. In May 2025, one collaboration target was also terminated with two months written notice pursuant to the BMS Agreement and two preclinical programs remain in development with Bristol Myers Squibb responsible for further advancement.

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

Due to Moderna's budget considerations in 2025, the Company's remaining activities for its performance obligation are currently expected to be carried out primarily in 2026 and 2027. As of September 30, 2025 and December 31, 2024, deferred revenue relating to the Moderna Agreement was $9.3 million and $9.3 million, respectively. The amount due from Moderna under the Moderna Agreement was $0.0 and $0.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, deferred revenue relating to the Regeneron Agreement was $11.4 million and $15.6 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $0.4 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2025 and 2024:

Deferred Revenue
(in thousands)
December 31, 2024	$94,063
Additions	4,391
Revenue recognized	(70,538)
September 30, 2025	$27,916

December 31, 2023	$212,315
Additions	6,652
Revenue recognized	(89,348)
September 30, 2024	$129,619

The Company expects that the $27.9 million of deferred revenue related to the following contracts as of September 30, 2025 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of

Notes to Condensed Financial Statements (Unaudited)

research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $7.2 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $9.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, is expected to be recognized primarily in 2026 and 2027 due to Moderna's budget considerations in 2025.
•
The $11.4 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

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

For the three and nine months ended September 30, 2025, the Company incurred sublicense expenses of $0 and $1.1 million, respectively, under the provisions of the UCSB Agreement. For the three and nine months ended September 30, 2024, the Company incurred sublicense expenses of $0 and $1.6 million, respectively, under the provisions of the UCSB Agreement.

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

8. Common Stock

In February 2020, the Company entered into the Open Market Sale Agreement (as amended on each of March 4, 2022 and August 9, 2024, the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, providing for the sale of up to $75,000,000 of its common stock, at par value $0.00001 per share, from time to time under an at-the-market ("ATM") offering. Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement. In 2024, under the ATM offering, the Company sold approximately 3.9 million shares at a weighted average price of $1.82 per share for net proceeds of approximately $6.9 million after deducting sales commissions and related issuance cost. In October 2025, the Company sold approximately 4.3 million shares at a weighted average price of $3.43 per share under the ATM offering for net proceeds of approximately $14.4 million, after deducting sales commissions and related issuance cost.

Notes to Condensed Financial Statements (Unaudited)

In May 2025, the Company completed an underwritten public offering of 76,923,076 shares of common stock at a price of $1.30 per share. The aggregate net proceeds received by the Company from the offering were approximately $93.4 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $0.6 million. Longitude Venture Partners V, L.P. (“LVPV”) acquired approximately 11.5 million shares of common stock through the underwritten public offering. Longitude Capital Partners V, LLC (“LCPV”) is a general partner of LVPV. A member of the Company’s board of directors serves as a managing director of LCPV, and therefore, LCPV is considered a related party of the Company. The Company had no other significant related party transactions with LCPV.

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

The following table summarizes the Company's activities of outstanding warrants for the nine months ended of September 30, 2025:

	Pre-funded Warrants		Tranche 1 Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Balance at December 31, 2024	6,923,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24
Exercised	(6,923,077)		—		—
Expired	—		(5,769,231)		—
Balance at September 30, 2025	—	$0.00001	—	$2.73	5,769,231	$3.77

The Tranche 1 warrants expired without being exercised in July 2025 and the Tranche 2 warrants expire in July 2026.

9. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the nine months ended September 30, 2025 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2024	14,562,061	$6.20
Options granted	3,983,805	1.41
Options exercised	(210,439)	1.57
Option forfeited/expired	(2,158,715)	5.55
Balance at September 30, 2025	16,176,712	$5.16

The Company recorded $0.8 million and $1.5 million of stock-based compensation expense related to the stock option plans for the three months ended September 30, 2025 and 2024, respectively.

The Company recorded $2.9 million and $4.4 million of stock-based compensation expense related to the stock option plans for the nine months ended September 30, 2025 and 2024, respectively.

Notes to Condensed Financial Statements (Unaudited)

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the nine months ended September 30, 2025 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,853,232	$2.00
RSU's awarded	1,998,163	0.86
RSU's vested	(527,238)	2.21
RSU's forfeited	(419,407)	1.89
Balance at September 30, 2025	2,904,750	$1.19

The Company recorded $0.5 million and $0.4 million of stock-based compensation expense related to the TRSUs for the three months end September 30, 2025 and 2024, respectively.

The Company recorded $1.1 million and $1.1 million of stock-based compensation expense related to the TRSUs for the nine months end September 30, 2025 and 2024, respectively.

Performance-based RSUs ("PSUs")

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted occurred upon attaining certain specific milestones by December 2024 (“2023-Tranche-1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2025 (“2023-Tranche-2”). As of December 31, 2024, the PSUs for 2023-Tranche-1 were canceled as the related performance condition was not met by December 2024. The performance condition for 2023-Tranche-2 was determined to be probable as of March 31, 2025 and as a result $0.5 million compensation cost was recorded for the first quarter of 2025. As of June 30, 2025, the performance condition was determined to be satisfied and the 2023-Tranche-2 PSUs were fully vested. As a result, the Company recorded $0.2 million and $0.7 million compensation cost for the three and six months ended June 30, 2025.

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche-1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche-2”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through September 30, 2025.

2025 PSU

In September 2025, the Company granted 413,350 PSUs to executive employees with an aggregated grant date fair value of approximately $1.2 million. Vesting for one third of the PSUs granted will occur upon attaining a certain specific milestone (“2025-Tranche-1”), vesting for one third of the PSUs granted will occur upon attaining a certain specific milestone (“2025-Tranche-2”) on June 30, 2027 or later, and the remaining one third will vest upon attaining a certain specific milestone on June 30, 2028 or later (“2025-Tranche-3”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through September 30, 2025.

Activities for the Company’s PSUs for the nine months ended September 30, 2025, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,190,000	$1.94
PSU's awarded	413,350	2.90
PSU's vested	(275,000)	2.52
PSU's forfeited	(330,000)	1.95
Balance at September 30, 2025	998,350	$2.18

Notes to Condensed Financial Statements (Unaudited)

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$597	$691	$1,723	$2,054
General and administrative	787	1,304	3,100	3,730
Total stock-based compensation expense	$1,384	$1,995	$4,823	$5,784

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets through December 31, 2024.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.3 million in long term liabilities for the proposed tax assessment, penalties and interest through September 30, 2025. Of the unrecognized tax benefits as of September 30, 2025, approximately $5.0 million would affect the Company’s effective tax rate if recognized. In addition, utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.0 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

The One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025. The OBBBA may be subject to further clarification and interpretative guidance. The provisions do not have a material impact on the Company’s financial statements.

Notes to Condensed Financial Statements (Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Total revenue	$5,963	$33,432	$75,538	$100,010
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	150	2,659	710	5,847
CX-2051 (EpCAM)	5,354	6,353	13,304	14,105
CX-801 (IFNα2b)	369	456	1,308	2,060
Other wholly owned and partnered programs	462	783	1,357	5,596
General research and development expenses	1,700	2,529	5,750	13,888
Total external costs	8,035	12,780	22,429	41,496
Internal costs	7,269	8,588	25,064	27,096
Research and development expenses	15,304	21,368	47,493	68,592
General and administrative expenses	6,427	7,953	22,477	24,102
Total operating expenses	21,731	29,321	69,970	92,694
Income (loss) from operations	(15,768)	4,111	5,568	7,316
Interest income	1,592	1,693	3,725	5,858
Other income (expense), net	5	(7)	33	(19)
Income (loss) before income taxes	(14,171)	5,797	9,326	13,155
Provision for income taxes	58	61	184	162
Segment and net income (loss)	$(14,229)	$5,736	$9,142	$12,993

Notes to Condensed Financial Statements (Unaudited)

12. Restructuring

On January 6, 2025, the Company announced a restructuring plan to streamline its organization and prioritize CX-2051 (EpCAM PROBODY®ADC), CX-801 and its activities to support its research collaborations. This plan resulted in a reduction of approximately 40% of its workforce and was substantially completed in the first quarter of 2025. The Company incurred the total restructuring charges of $2.8 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.7 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded during the nine months ended September 30, 2025.

The following is a summary of activities of restructuring costs (in thousands):

	Severance and Benefits Costs	Stock Based Compensation	Total
Restructuring cost recorded	$2,833	$77	$2,910
Cash payment	(1,974)	—	(1,974)
Changes in estimates	(4)	—	(4)
Non-cash charges	—	(77)	(77)
Balance at March 31, 2025	$855	$—	$855
Restructuring cost	25		25
Cash payment	(702)	—	(702)
Changes in estimates	(17)	—	(17)
Balance at June 30, 2025	$161	$—	$161
Cash payment	(5)	—	(5)
Changes in estimates	(70)	—	(70)
Balance at September 30, 2025	$86	$-	$86

13. Subsequent Event

Lease

In November 2025, the Company entered into a lease (the “2026 Lease”) of office and laboratory space located in Emeryville, California for the Company’s corporate headquarters. The 2026 Lease will commence on October 1, 2026 and end on December 31, 2029, and the Company has two options to extend the term, each for an additional two years, at the then fair market rent as determined under the term of the 2026 Lease. Under the terms of the lease, the Company is obligated to make aggregate future minimum lease payments totaling approximately $5.7 million over the lease term, exclusive of operating expenses and other common area charges.

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

In May 2025, the Company announced positive interim Phase 1 data as of an April 7, 2025 data cutoff in advanced metastatic colorectal cancer. The data encompassed results from 25 CRC patients treated with CX-2051 at 5 dose levels ranging from 2.4 mg/kg to 10 mg/kg, administered every three weeks (“Q3W”). The 2.4 mg/kg and 4.8 mg/kg doses were single patient dose escalation cohorts not anticipated to be therapeutically active. At the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses, 23 patients were treated, 18 of whom were efficacy evaluable, having had at least one post-baseline tumor assessment as of the data cutoff. Patients enrolled in the study at the time of data cutoff had previously received a median of 4 prior lines of therapy and all patients had previously been treated with irinotecan. 64% of patients had liver metastases, 64% had KRAS mutations, and 96% were microsatellite stable. Patients were not preselected based on EpCAM expression levels.

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

As of the data cutoff, 25 patients were evaluable for safety. CX-2051 was generally well-tolerated as of the data cutoff with manageable adverse events, with no dose limiting toxicities. Most treatment related adverse events (TRAEs) were Grade 1 or Grade 2 in severity. The most common reported TRAEs were diarrhea (18 patients, 5 Grade 3), nausea (11 patients, 1 Grade 3), vomiting (8 patients, No Grade 3), fatigue (8 patients, 1 Grade 3), anemia (5 patients, 3 Grade 3), hypokalemia (3 patients, 1 Grade 3), neutrophil count decrease (2 patients, 2 Grade 3) and neutropenia (2 patients, 1 Grade 3). TRAEs included serious adverse events (SAEs) in 5 patients (1 Grade 2, 4 Grade 3). The SAEs included Grade 3 Diarrhea (1 patient), Grade 3 Anemia (1 patient), Grade 3 colitis (1 patient), Grade 3 Diarrhea and Acute kidney injury (1 patient) and Grade 2 Asthenia (1 patient). No Grade 4 or 5 TRAEs were observed as of the April 7, 2025 data cutoff. No events of interstitial lung disease or febrile neutropenia were reported as of the data cutoff. On August 13, 2025, the Company announced that a single Grade 5 treatment-related acute kidney injury occurred in a patient with a complex medical history including having a solitary kidney. The Grade 5 event was believed to be secondary to nausea, vomiting and diarrhea. The Company reported the event to the FDA in accordance with regulatory requirements. The CTMX-2051-101 Safety Review Committee reviewed the event and supported continued study execution and enrollment which are ongoing.

Based on the positive interim Phase 1 dose escalation data in May 2025, dose expansions were initiated at the dose levels of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg, administered every three weeks (Q3W) and are currently ongoing. In the third quarter of 2025, dose expansion enrollment continued with the goal of supporting a potential registrational study of CX-2051 monotherapy in advanced CRC. CX-2051 Phase 1 study enrollment is projected to reach approximately 100 patients by the first quarter of 2026.

A CX-2051 Phase 1 data update is expected to be provided in the first quarter of 2026. Additionally, the Company expects to initiate enrollment of a Phase 1b study of CX-2051 in combination with bevacizumab in the first quarter of 2026, data from which is intended to inform potential CX-2051 late phase development in earlier lines of CRC therapy. The Company also continues to evaluate additional non-CRC, EpCAM expressing indications for potential CX-2051 development.

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

Phase 1 CX-801 monotherapy biomarker data in melanoma patients will be presented at the Society of Immunotherapy of Cancer (SITC) 2025 Annual Meeting on November 8, 2025. The data to be presented indicate that CX-801 has been generally well tolerated to date and consistently increased expression of interferon-stimulated genes in paired tumor biopsies, suggesting preferential activity in tumors. Upregulation of immune checkpoint genes, including PD-1 and PD-L1, and activation of immune cell populations was also observed, providing a rationale for evaluating the combination of CX-801 and pembrolizumab. PK analysis also demonstrated dose-proportional exposure of CX-801, which remained predominantly in its intact (masked) form in circulation. Phase 1 clinical data from the CX-801 and KEYTRUDA® combination dose escalation portion of the study are expected in 2026.

In addition to PROBODY ADCs like CX-2051 and PROBODY cytokines like CX-801, we view the field of masked biologics as having broad potential applicability across a range of therapeutic modalities, reflecting the versatility of our platform technology. A key focus of our current work with collaboration partners is T-cell engaging bispecific therapies (“TCEs”) where we have significant ongoing efforts with partners such as Regeneron and Astellas and maintain significant research expertise. For example, at SITC 2025, we presented preclinical data for CX-908, a dually masked PROBODY T-cell Engager targeting CDH3 and CD3. CX-908 potently induced tumor regressions in established breast and lung cancer xenograft tumor models and demonstrated a 100-fold improvement in tolerability, including significantly reduced cytokine release vs. an unmasked CDH3xCD3 molecule. We view masking as a key strategy to widen a therapeutic window for T-cell engagers and view strategic partnering in this area as an important way to extend the reach of the PROBODY platform.

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

Restructuring

On January 6, 2025, we announced a restructuring plan (the “2025 Restructuring Plan”) to streamline our organization and prioritize CX-2051, CX-801 and our activities to support our research collaborations. The restructuring plan resulted in a reduction of approximately 40% of our workforce and was substantially completed in the first quarter of 2025. We recorded total restructuring charges of approximately $2.8 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.7 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded during the nine months ended September 30, 2025.

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates for the three months ended September 30, 2025.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Amgen	$—	$(783)	$783	$9,818	$1,491	$8,327
Astellas	4,360	2,553	1,807	18,453	23,497	(5,044)
Bristol Myers Squibb	—	22,977	(22,977)	41,928	56,042	(14,114)
Regeneron	1,600	2,896	(1,296)	5,307	7,925	(2,618)
Moderna	3	5,789	(5,786)	32	11,055	(11,023)
Total revenue	$5,963	$33,432	$(27,469)	$75,538	$100,010	$(24,472)

The decrease in revenue of $27.5 million for the three months ended September 30, 2025, compared to the corresponding period of 2024 was primarily due to:

•
No revenue recognized under the BMS Agreement due to the completion of our performance obligations in the second quarter of 2025. BMS is responsible for the future research and development of the ongoing collaboration programs;
•
No revenue recognized under the Amgen Agreement as a result of Amgen terminating its license to the EGFR Product effective May 2025;
•
A decrease in revenue under the Regeneron Agreement driven by a primary focus on the most developed preclinical program in 2025; and
•
A decrease in revenue under the Moderna Agreement driven by Moderna's budget considerations in 2025 where the $9.3 million of remaining deferred revenue is expected to be recognized primarily in 2026 and 2027; partially offset by
•
An increase in revenue under the Astellas Agreement driven by continued progress of ongoing collaboration programs.

The decrease in revenue of $24.5 million for the nine months ended September 30, 2025, compared to the corresponding period of 2024 was primarily due to:

•
A decrease in revenue under the BMS Agreement driven by the completion of our performance obligations in the second quarter of 2025. BMS is responsible for the future research and development of the ongoing collaboration programs;
•
A decrease in revenue under the Astellas Agreement primarily driven by higher preclinical milestone payments in the first quarter of 2024;
•
A decrease in revenue under the Regeneron Agreement driven by a primary focus on the most developed preclinical program in 2025;
•
A decrease in revenue under the Moderna Agreement driven by Moderna's budget considerations in 2025 where the $9.3 million of remaining deferred revenue is expected to be recognized primarily in 2026 and 2027; partially offset by
•
An increase in revenue under the Amgen Agreement due to a cumulative adjustment from a change in estimate of $8.4 million resulting from Amgen terminating its license to the EGFR Product in March 2025, effective May 2025. The remaining deferred revenue was recognized upon completion of our performance obligations in the second quarter of 2025.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	$150	$2,659	$(2,509)	$710	$5,847	$(5,137)
CX-2051 (EpCAM)	5,354	6,353	(999)	13,304	14,105	(801)
CX-801 (IFNα2b)	369	456	(87)	1,308	2,060	(752)
Other programs	462	783	(321)	1,357	5,596	(4,239)
General research and development expenses	1,700	2,529	(829)	5,750	13,888	(8,138)
Total external costs	8,035	12,780	(4,745)	22,429	41,496	(19,067)
Internal costs	7,269	8,588	(1,319)	25,064	27,096	(2,032)
Total research and development expenses	$15,304	$21,368	$(6,064)	$47,493	$68,592	$(21,099)

Research and development expenses decreased by $6.1 million for the three months ended September 30, 2025, compared to the corresponding period of 2024 primarily due to:

•
a reduction in CX-904 spend due to program deprioritization in 2025;
•
lower CX-2051 manufacturing expenses partially offset by increased clinical spend; and
•
reduced general research and development expenses after the restructuring announced in January 2025.

Research and development expenses decreased by $21.1 million for the nine months ended September 30, 2025, compared to the corresponding period of 2024 primarily due to:

•
a reduction in CX-904 spend due to program deprioritization in 2025;
•
lower CX-2051 manufacturing expenses partially offset by increased clinical spend;
•
reduced general research and development expenses as a result of the January 2025 restructuring;
•
lower spend on preclinical programs; and
•
a one-time royalty milestone payment of $5.0 million to ImmunoGen in 2024; partially offset by
•
a one-time restructuring expenses of $1.7 million which were primarily included in internal costs.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
General and administrative	$6,427	$7,953	$(1,526)	$22,477	$24,102	$(1,625)

General and administrative expenses decreased by $1.5 million for the three months ended September 30, 2025, compared to the corresponding period of 2024, primarily driven by personnel related expenses as well as patent and legal expenses.

General and administrative expenses decreased by $1.6 million for the nine months ended September 30, 2025, compared to the corresponding period of 2024, primarily driven by personnel related expenses and legal and consulting related expenses, partially offset by $1.1 million of one-time restructuring expenses.

Restructuring

During the three and nine months ended September 30, 2025, we recognized aggregate restructuring cost (adjustment) of approximately ($0.1) million and $2.8 million, respectively, primarily related to severance and benefits. This included $1.7 million in research and development expenses and $1.1 million in general and administrative expenses. The total restructuring cost is expected to be approximately $2.8 million. The restructuring was substantially completed in the first quarter of 2025.

Interest Income and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest income	$1,592	$1,693	$(101)	$3,725	$5,858	$(2,133)
Other income (expense), net	5	(7)	12	33	(19)	52
Total interest income and other expense	$1,597	$1,686	$(89)	$3,758	$5,839	$(2,081)

Interest income decreased by $0.1 million and $2.1 million during the three months and nine months ended September 30, 2025, respectively, compared to the corresponding period of 2024. The decrease was primarily driven by lower interest rates and the lower average cash and cash equivalents and short-term investments position.

Income Taxes

	September 30,			September 30,
	Three Months Ended			Nine Months Ended
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Provision for income taxes	$58	$61	$(3)	$184	$162	$22

The $0.1 million and $0.2 million of tax provision represented the interest accrued for the three and nine months ended September 30, 2025, respectively, related to the proposed assessment received from the state of California for the years 2017 and 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $143.6 million and an accumulated deficit of $682.4 million, compared to cash, cash equivalents and short-term investments of $100.6 million and an accumulated deficit of $691.6 million as of December 31, 2024. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In July 2023, we completed a private placement and issued pre-funded warrants to purchase an aggregate of 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. We received gross proceeds of approximately $30.0 million. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement; as a result, we collected the two milestone payments totaling $10.0 million in April 2024.

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

In February 2020, we initiated an at-the-market offering program (“ATM”) pursuant to a sales agreement with Jefferies, LLC (as amended on March 4, 2022 and August 9, 2024, the "Sales Agreement"). In 2024, we sold 3,925,202 shares at a weighted average price of $1.82 per share under our ATM offering for net proceeds of approximately $6.9 million after deducting sales commissions and related issuance cost. In

October 2025, we sold $4.3 million shares at a weighted average price of $3.43 per share under our ATM offering for net proceeds of approximately $14.4 million after deducting sales commissions and related issuance cost.

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

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(52,344)	$(66,323)
Net cash (used in) provided by investing activities	(45,325)	84,565
Net cash provided by financing activities	93,803	5,273
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,866)	$23,515

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $52.3 million, which consisted of a net income of $9.1 million and non-cash charges of $7.5 million, adjusted by a net decrease of $68.9 million relating to the change of our net operating assets and liabilities. The non-cash charges primarily consisted of $4.8 million in stock-based compensation, $3.3 million in non-cash lease expense, $0.9 million in depreciation and amortization, partially offset by $1.5 million in accretion of discounts on investments.

The change in our net operating assets and liabilities was primarily due to:

•
a net decrease of $66.1 million in deferred revenue resulting from the continued recognition of deferred revenue from existing customers;
•
a decrease of $3.9 million in accounts payable, accrued and other long-term liabilities primarily due to timing of payments; and
•
a decrease of $0.4 million in cashflows from prepaid and other current assets primarily due to increase in advance payments, partially offset by
•
an increase of $1.5 million in cashflows from accounts receivable primarily due to timing of collection of service revenue.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities was $45.3 million consisted of $148.3 million used in purchase of short-term investment and purchase of property and equipment partially offset by $103.0 million of proceeds from the maturities of short-term investments.

During the nine months ended September 30, 2024, cash provided by investing activities was $84.6 million, which consisted of $190.5 million of proceeds from the maturities of short-term investments partially offset by $105.7 million used in the purchase of short-term investments and $0.2 million of capital expenditures used to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $93.8 million, which consisted of $93.4 million of net proceeds from issuance of common stock, net of issuance costs, and $0.4 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

During the nine months ended September 30, 2024, cash provided by financing activities was $5.3 million, which consisted of $4.8 million of net proceeds from issuance of common stock, net of issuance costs, and $0.4 million of proceeds from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

Contractual Obligations

During the three months ended September 30, 2025, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Principal Executive and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, the Principal Executive and Principal Financial Officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $682.4 million and $691.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $143.6 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second quarter of 2027. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in May 2025 we announced positive interim data from our ongoing Phase 1 clinical trial with CX-2051. While we believe interim data supports the potential to reach a favorable therapeutic index, we also reported treatment related adverse events, including diarrhea, nausea, vomiting, and anemia, and in August 2025, we announced that a single Grade 5 treatment-related acute kidney injury occurred in a patient with a complex medical history including having a solitary kidney. We cannot provide assurance that we will reach an acceptable or tolerable dose for CX-2051 or CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for CX-2051 and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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

Because we have limited financial and managerial resources, we focus on specific product candidates and indications. For example, in July 2022, we announced that we would not continue the development of pralauzatamab ravtansine without a partner. Additionally, in the first quarter of 2025, we terminated the CX-2029 program. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Janux Therapeutics, Roche, Takeda, Vir Biotechnology, Werewolf Therapeutics, and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, BMS, Daiichi Sankyo, Gilead, Merck & Co., Mersana Therapeutics, Pfizer, Roche Holding Ltd., and Takeda. Companies like Gilead and Jazz are pursuing development programs in the cytokine space. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

In colorectal cancer (CRC), there are an increasing number of experimental therapies with different mechanisms of action under investigation, including therapies that are directed against CRC subtypes defined by biologic features including, but not limited to, KRAS mutational status, BRAF mutational status, microsatellite instability (MSI), and surface protein expression (e.g., cMET, CECAM5, HER2, EGFR). For example, AbbVie is developing AbbVie-400 for a subset of CRC patients in a Phase 3 clinical trial. These novel competitor agents, alone or in combination with other anti-cancer agents, may potentially impact the approval of or adoption of therapeutics for the treatment of CRC.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We have a substantial number of issued patents and pending patent applications, some of which are co-owned with a third party, covering our PROBODY platform technology and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the patent family co-owned with UCSB that covers certain PROBODY and other pro-protein technology in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes patents that cover compositions and methods related to the screening for and identification of the masks that we incorporate into some of our PROBODY candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act (“AIA”) enacted within the last several years involves significant changes in patent legislation. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. We can make no assurance that interpretations of the Supreme Court decisions or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Once granted, patents may be subject to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, there can be no assurance that:

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

Conditionally-activated therapeutics are a relatively new scientific field. We have obtained grants and issuances of PROBODY therapeutic patents and have licensed one patent family comprising several of these patents from a third party on an exclusive basis for therapeutics applications. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody and immunoregulatory therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering PROBODY therapeutic compositions of matter as well as their methods of manufacturing and use.

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

As a company, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Further, government shutdowns or other government actions may impact our ability to access government agencies in a timely manner or otherwise impact our ability to move our product candidates through the regulatory process. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Our stock price is volatile. Since our initial public offering (“IPO”), our stock had low and high sales prices in the range of $0.40 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On February 27, 2020, we entered into an Open Market Sale Agreement (as amended on each of March 4, 2022 and August 9, 2024, the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market offering under which Jefferies will act as sales agent. We have issued securities under the Sales Agreement and may do so in the future. In addition, in January and February 2021, we sold 16,428,571 shares of our common stock at $7.00 per share in an underwritten public offering. In July 2023, we sold pre-funded warrants to purchase up to 14,423,077 shares of common stock and accompanying Tranche Warrants to purchase up to 11,538,462 shares of our common stock. In May 2025, we sold 76,923,076 shares of our common stock in an underwritten public offering at $1.30 per share. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 44% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

The information set forth below is included for the purpose of providing disclosure under “Item 1.01 - Entry into a Material Definitive Agreement,” of Form 8-K.

On November 3, 2025, we entered into an Office/Laboratory Lease (the “Emery Lease” or the "Lease") with Emery Station West, LLC (the “Landlord”). The Emery Lease provides for an initial term of thirty-nine (39) calendar months, commencing on October 1, 2026 and expiring on December 31, 2029 (the “Term”), unless earlier terminated pursuant to its terms. In October 2026, the facility will begin serving as our relocated headquarters and primary office, research and laboratory space.

The Lease provides for an initial monthly base rent of approximately $151,232.00 (the “Base Rent”). The Base Rent under the Lease is abated for the first three (3) months of the Term and thereafter increases on a scheduled basis through the end of the Term. In addition to the Base Rent, we will also be responsible for our proportionate share of the building’s operating expenses, including taxes, insurance and maintenance costs, in accordance with the terms of the Lease. In connection with the Lease, we will deliver to the Landlord a letter of credit as a security deposit, subject to reduction as set forth in the Lease.

We also hold certain rights under the Lease, including a continuous right of first refusal to lease any space located on the fourth floor of the building.

The foregoing description of the Emery Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Emery Lease, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc., effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

10.1+	Amendment No. 2 to the Collaboration and License Agreement effective as of October 1, 2025 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.				X

10.2+	Office/Laboratory Lease, dated November 3, 2025, by and between CytomX Therapeutics, Inc. and Emery Station West, LLC.				X

31.1	Certification of Chief Executive Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Principal required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.

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

CytomX Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)