Form 10-K
period 2025-12-31
CytomX Therapeutics, Inc.
filed 2026-03-16
CIK 1501989

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $372.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2025 of $2.27 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2026, 170,186,742 shares of the registrant’s common stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
our expectations and beliefs regarding the evolution of the market and competitive landscape for cancer therapies and development of the oncology industry;
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

•
our financial performance;
•
developments relating to our competitors, our industry, international conflict or uncertainties; and
•
the extent to which any future pandemic and related governmental regulations and restrictions may impact our business, including our research, clinical trials (which include ongoing site initiation and patient enrollment), manufacturing and financial condition.

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
•
Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trials of varsetatug masetecan (Varseta-M) and CX-801, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
Our product candidates, including Varseta-M and CX-801, may cause undesirable side effects at any time during or after the clinical trial process that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including withdrawal from the market.

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
•
If we do not achieve our projected development and commercialization goals in the time frames we announce and expect, the commercialization of any of our product candidates may be delayed, or never attained, and our business will be harmed.
•
We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management.
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

PART I

Item 1. Business

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company dedicated to developing innovative therapies to address major unmet need in oncology. CytomX has led the field of conditionally activated, masked biologics through the development of its PROBODY technology platform. This versatile, multi-modality platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor and optimizing the predicted therapeutic index of our clinical candidates.

CytomX’s experience and leadership with the PROBODY platform for over 15 years has led to a highly focused strategy for the application of its technology in product development that has resulted in a current pipeline of novel clinical-stage and pre-clinical stage programs. In identifying and designing potential PROBODY therapeutics, we evaluate the following:

•
Target: Drug targets that have been validated previously as having clinical anti-tumor activity, but have been limited in their utility due to expression and toxicity in healthy tissues.
•
Indication: The significance of the clinical unmet need that may be addressed if the target could be targeted systemically and unlocked through masking.
•
Effector Mechanism: the PROBODY platform is highly versatile and is being applied to a wide range of modalities including antibody drug conjugates (“ADCs”), T-cell engagers (“TCEs”), and cytokines. In PROBODY therapeutic design, the goal is to align the selected indication with the most validated drug modality (e.g. ADC, TCE) and cancer cell killing mechanism (e.g. cytotoxic payload) to maximize the potential for clinical activity.

CytomX’s two current clinical programs, varsetatug masetecan (“Varseta-M”) and CX-801 are in Phase 1 clinical development and are examples of our focused program development strategy. We aim to continue to advance our clinical pipeline towards later stage development and ultimately build a commercial enterprise to maximize our impact on the treatment of cancer.

Varsetatug Masetecan (Varseta-M)

Our most advanced clinical-stage program is Varseta-M, an investigational, conditionally activated antibody-drug conjugate (“ADC”) targeting epithelial cell adhesion molecule (“EpCAM”). Varseta-M is initially focused on the lead indication of colorectal cancer (“CRC”). Varseta-M is designed to bring the promise of ADCs, which have made a meaningful clinical difference in other solid tumors such as lung and breast cancer, to CRC by leveraging EpCAM as a potentially ideal CRC antigen to target this disease. Varseta-M is a high affinity EpCAM antibody that is designed to preferentially bind EpCAM in the tumor microenvironment and minimize toxicities in healthy tissues, which have limited prior attempts in the field to target EpCAM systemically. Varseta-M is armed with a topoisomerase-1 inhibitor payload. Topoisomerase-1 inhibitors are known to have clinical activity in CRC, including irinotecan chemotherapy which is a standard component of the approved standard of care in CRC.

EpCAM is a high potential oncology target based on its documented high expression in many solid tumors, including CRC where it was first discovered due to its very high and uniform expression. Historically, previous efforts across the drug development landscape to target this antigen systemically have been limited by dose-limiting toxicities. For example, high affinity EpCAM antibodies were limited by pancreatitis and liver toxicities and discontinued. However, EpCAM has been validated as a cancer target, including by the drug KORJUNY®, which is approved for the treatment of malignant ascites in Europe. KORJUNY®, however, must be given directly into the peritoneum due to systemic toxicity, but its approval provides evidence that local delivery of an EpCAM therapeutic to the tumor can be effective.

The Varseta-M payload is a topoisomerase-1 inhibitor licensed from AbbVie (formerly ImmunoGen), tailored to have anti-tumor activity against EpCAM-expressing cancer types. The payload-antibody linker is specifically designed to drive bystander killing of neighboring tumor cells, contributing to robust anti-tumor activity.

Overall, the design of Varseta-M seeks to establish a clinically meaningful therapeutic window for the systemic treatment of patients with EpCAM-expressing cancers, for the first time.

Varseta-M is designed to potentially address a broad range of EpCAM-expressing tumors, but is initially focused in CRC which is one of the largest unmet needs in oncology with over 1.9 million cases diagnosed annually around the world. It is also a disease that is expected to grow and estimated that there will be over 3 million cases globally by 2040. CRC is the second leading cause of cancer death worldwide and has a 5 year survival rate in the metastastic setting of only 13%. CRC is also the leading cause of cancer death in the U.S. for patients under the age of 50 and has been growing in incidence in younger patients over the last 3 decades.

Varseta-M clinical development is initially being focused on late-line metastatic CRC where there is significant unmet need and treatment options are highly inadequate. In third line or later metastatic CRC, patients have typically progressed through multiple chemotherapy-based regimens. Later stage treatment is limited to therapies that provide single digit percentage response rates, median progression free survival of 2 to 5.6 months and overall survival outcomes ranging from approximately 6 to 11 months. It is estimated that there are more than 35,000 patients in the U.S. with 3rd line or later metastatic CRC, with the number expected to grow over the next decade.

While Varseta-M is initially being developed in late-line metastatic CRC, the program was developed with the vision to help a broad population of metastatic CRC patients, including those in the first- and second-line settings. Given Varseta-M’s mechanism of action, our longer-term development vision is to make Varseta-M a core component of the CRC treatment landscape in earlier lines of therapy, consistent with the development strategy that has been employed for other solid tumor ADCs. We plan to pursue combination strategies to progress this vision to move Varseta-M to earlier lines of therapy starting in 2026.

Additionally, given the broad solid tumor expression profile of EpCAM, Varseta-M has the potential to be an innovative new treatment option in a wide range of solid tumors. High expression of EpCAM has been documented in other tumors such as gastric, gastroesophageal, pancreatic, ovarian, endometrial, non-small cell lung and triple negative breast cancers. We plan to potentially initiate development in indications outside of CRC in the second half of 2026, with the ultimate vision to develop Varseta-M as a pan-tumor therapy.

Varsetatug Masetecan Development

The investigational new drug application (“IND”) for Varseta-M was allowed to proceed by the FDA in January 2024, and a Phase 1 clinical trial in patients with EpCAM-expressing solid tumors, with an initial focus on metastatic CRC, commenced in April 2024. No pre-screening of CRC patients by EpCAM expression has been conducted due to the anticipated high and uniform EpCAM expression in CRC. As of May 2025, the Phase 1 study had reached the seventh dose escalation level and had enrolled only mCRC patients.

In May 2025, we announced positive interim Phase 1 data as of an April 7, 2025 data cutoff in advanced metastatic CRC. The data encompassed results from 25 CRC patients treated with Varseta-M at 5 dose levels ranging from 2.4 mg/kg to 10 mg/kg, administered every three weeks (“Q3W”). The 2.4 mg/kg and 4.8 mg/kg doses were single patient dose escalation cohorts not anticipated to be therapeutically active. At the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses, 23 patients were treated, 18 of whom were efficacy evaluable, having had at least one post-baseline tumor assessment as of the data cutoff. Patients enrolled in the study at the time of data cutoff had previously received a median of 4 prior lines of therapy and all patients had previously been treated with irinotecan. 64% of patients had liver metastases, 64% had KRAS mutations, and 96% were microsatellite stable. Patients were not preselected based on EpCAM expression levels.

As of the data cutoff, 18 patients were efficacy-evaluable at doses of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg Q3W. Five of eighteen (28%) patients demonstrated confirmed partial responses per RECIST v1.1. Three of seven (43%) efficacy evaluable patients at the dose of 10 mg/kg Q3W demonstrated confirmed partial responses per RECIST v1.1. Seventeen of eighteen patients (94%) had disease control, defined as having an objective response or stable disease. Preliminary median progression free survival (“PFS”) was 5.8 months as of the data cutoff with 10 of 18 patients remaining on study treatment.

As of the data cutoff, 25 patients were evaluable for safety. Varseta-M was generally well-tolerated as of the data cutoff with manageable adverse events, with no dose limiting toxicities. Most treatment related adverse events (“TRAEs”) were Grade 1 or Grade 2 in severity. The most common reported TRAEs were diarrhea (18 patients, 5 Grade 3), nausea (11 patients, 1 Grade 3), vomiting (8 patients, No Grade 3), fatigue (8 patients, 1 Grade 3), anemia (5 patients, 3 Grade 3), hypokalemia (3 patients, 1 Grade 3), neutrophil count decrease (2 patients, 2 Grade 3) and neutropenia (2 patients, 1 Grade 3). TRAEs included serious adverse events (“SAEs”) in 5 patients (1 Grade 2, 4 Grade 3). The SAEs included Grade 3 Diarrhea (1 patient), Grade 3 Anemia (1 patient), Grade 3 colitis (1 patient), Grade 3 Diarrhea and Acute kidney injury (1 patient) and Grade 2 Asthenia (1 patient). No Grade 4 or 5 TRAEs were observed as of the April 7, 2025 data cutoff. No events of interstitial lung disease or febrile neutropenia were reported as of the data cutoff. On August 13, 2025, we announced that a single Grade 5 treatment-related acute kidney injury occurred in a patient with a complex medical history, including having a solitary kidney. The Grade 5 event was believed to be secondary to nausea, vomiting and diarrhea. We reported the event to the FDA in accordance with regulatory requirements. The CTMX-2051-101 Safety Review Committee reviewed the event and supported continued study execution.

Based on the positive interim Phase 1 dose escalation data in May 2025, dose expansions were initiated at the dose levels of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg, administered Q3W and are currently ongoing.

Varsetatug Masetecan March 2026 Interim Data Update from Phase 1 Dose Expansions

In March 2026, we announced positive interim results from the ongoing Phase 1 dose expansions as of a January 16, 2026 data cutoff date. As of the data cutoff, a total of 93 patients with late-line metastatic CRC had been enrolled in the study. 60 patients were enrolled across the Phase 1 expansion dose range of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg of which 56 were efficacy evaluable as of the data cutoff.

Starting in October 2025, the expansion doses of 8.6 mg/kg and 10 mg/kg were prioritized for dose optimization utilizing optimized adverse event management guidelines and adjusted ideal body weight (AIBW) dosing. 20 patients had been enrolled in expanded dose optimization as of the January 16th data cutoff towards an enrollment goal of 40 patients.

Patients enrolled in the study had previously received a median of 3 prior lines of therapy in the metastatic setting and 96% of patients had previously been treated with irinotecan. 76% of patients had liver metastases and 71% had KRAS mutations. Patients were not preselected based on EpCAM expression levels. All patients with evaluable tumor biopsies had high EpCAM levels as measured by immunohistochemistry.1

As of the data cutoff, 56 patients were efficacy-evaluable at the expansion doses of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg Q3W. Median duration of follow-up across the efficacy-evaluable patient population was approximately 8 months. Efficacy data across the Phase 1 Expansion doses are summarized below in Table 1.

Table 1. Varseta-M Efficacy Summary by Phase 1 Expansion Dose

	7.2 mg/kg	8.6 mg/kg	10 mg/kg
Confirmed Overall Response Rate (cORR)	6% (1/17)	20% (4/20)	32% (6/19)
Median Progression Free Survival (PFS)	5.5 mo. (95% CI: 2.5, NE)	6.8 mo. (95% CI: 2.8, NE)	7.1 mo. (95% CI: 3.9, NE)
Disease Control Rate (DCR)	88% (15/17)	90% (18/20)	84% (16/19)

At the 8.6 mg/kg dose, the confirmed response rate was 20% with an estimated median PFS of 6.8 months and at the 10 mg/kg dose, the confirmed response rate was 32% with an estimated median PFS of 7.1 months. The disease control rate was 88% (49/56) across the expansion doses of 7.2 – 10 mg/kg.

The doses of 8.6 mg/kg and 10 mg/kg have been prioritized for further evaluation with the goal of selecting a dose or doses for a registrational study. Dose optimization at 8.6 mg/kg and 10 mg/kg utilizing AIBW dosing and updated prophylaxis for adverse event management is ongoing.

At the doses of 11 mg/kg Q3W and 12 mg/kg Q3W, which were not expanded for further evaluation, the overall response rate was 30% (3/10).

As of the data cutoff, 93 patients were evaluable for safety including 80 patients across the expansion dose range of 7.2 mg/kg to 10 mg/kg. Varseta-M’s safety profile was generally consistent with data presented in Phase 1 dose escalation. Most TRAEs were Grade 1 or Grade 2 in severity. No interstitial lung disease, febrile neutropenia or pancreatitis were observed. The most common TRAE was diarrhea which was generally manageable and reversible.

In Phase 1 dose expansions starting in Q2 2025, prophylactic strategies for diarrhea management were investigated. In dose optimization starting in Q4 2025, an updated prophylaxis regimen of anti-motility medication (loperamide or diphenoxylate/atropine) plus budesonide was implemented.2 In the 20 patients receiving the updated prophylactic regimen at the Varseta-M expansion doses of 8.6 mg/kg and 10 mg/kg, Grade 3 diarrhea was 10%.3,4

Overall, as of the January 16th 2026 data cutoff, in the 80 patients treated at expansion and optimization doses ranging between 7.2 mg/kg to 10 mg/kg, the most common TRAEs were diarrhea (68 pts, 19 Gr 3), nausea (44 pts, 4 Gr 3), vomiting (29 pts, 3 Gr 3), fatigue (32 pts, 2 Gr 3), hypokalemia (21 pts, 13 Gr 3+), and anemia (13 pts, 6 Gr 3). Serious treatment related adverse events (SAEs) in > 1 patient included diarrhea (4), vomiting (3), hypokalemia (3), dehydration (3), acute kidney injury (2), and colitis (2).

As previously reported on August 13, 2025, there was one treatment-related grade 5 acute kidney injury (AKI) in a patient treated at the 7.2 mg/kg dose. The patient had a complex medical history including having a solitary kidney, and the AKI was determined to be secondary to Grade 3 nausea and Grade 2 diarrhea. No other Grade 5 TRAEs have been reported as of the January 16th 2026 data cutoff.

1 96% of patients with an evaluable biopsy had an H score by immunohistochemistry above 250 and all patients had H scores above 200.

2 Budesonide is a corticosteroid locally absorbed in the gastrointestinal (GI) tract.

3 8.6 mg/kg and 10 mg/kg dosed utilizing adjusted ideal body weight (AIBW).

4 Based on March 2, 2026 data snapshot.

At the 11 mg/kg and 12 mg/kg doses, there were no dose limiting toxicities in dose escalation. The most common TRAEs across the patients in the 11 mg/kg dose (n=8) and 12 mg/kg dose (n=3) were diarrhea (9 pts, 6 GR 3), nausea, (8 pts, 0 Gr 3), and vomiting (8 pts, 1 Gr 3). Patients treated at the 11 and 12 mg/kg doses did not receive the optimized prophylactic regimen or adjusted ideal body weight dosing.

We plan to present additional Phase 1 Varseta-M data at a medical meeting in 2026 and aim to align with the FDA in 2026 on a potential registrational study designed for Varseta-M monotherapy in advanced late-line CRC.

Additionally, in the first quarter of 2026, a Phase 1 study of Varseta-M in combination with bevacizumab has been initiated, data from which is intended to inform potential Varseta-M development in earlier lines of CRC therapy. Initial data from the combination study with bevacizumab is expected by the first half of 2027. A Phase 1b/2 study in combination with bevacizumab and chemotherapy is expected to start by the end of 2026.

We also continue to evaluate additional non-CRC, EpCAM positive indications for potential Varseta-M development and anticipate initiating Phase 1 expansion cohorts in one or more additional indications in the second half of 2026.

CX-801

In addition to Varseta-M, our pipeline includes CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”), currently in a Phase 1 clinical trial. CX-801 leverages a similarly focused application of the PROBODY technology platform in that it leverages a well validated and high potential mechanism that has been limited by systemic toxicity. Interferon-alpha was one of the first immunotherapies approved, but has fallen out of broad use because of poor tolerability. Like EpCAM, IFNα2b has also been validated as a localized therapy, including the approved therapy ADSTILADRIN® for bladder cancer, which is a gene therapy encoding the protein IFNα2b that is administered directly into the bladder as a single agent, providing evidence that localized IFNα2b can be a powerful and effective therapy.

IFNα2b is also an attractive cytokine in that it is a potent and multi-faceted modulator of the immune system that also has direct anti-tumor cell killing effects, providing a potentially superior approach to activating anti-tumor immune responses compared with other cytokines such as IL-2, IL-12 or IL-15.

We have applied our significant masking and protein engineering expertise to the design of CX-801, which is a dually-masked, conditionally activated version of IFNα2b that is designed to be inactive in the periphery. The dual masks on CX-801 include a peptide mask on the cytokine domain designed to limit binding in normal tissues as well as a steric Fc mask designed to further mitigate systemic activity as well as extend CX-801’s half-life.

For CX-801, we have also employed a focused initial development strategy in Phase 1, centered on the treatment of late-line melanoma where patient options are limited once they have typically progressed through earlier line checkpoint-based therapies. With CX-801, our initial focus is to treat patients with CX-801 in the late-line setting to potentially re-activate the immune system and improve patient outcomes in combination with PD-1 inhibition. Our ultimate vision for CX-801 is to potentially become a cornerstone of combination immunotherapy for a wide range of tumor types, including cancers beyond melanoma.

CX-801 Development

The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In the second quarter of 2024, CytomX announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort. In May 2025, Phase 1 dose escalation enrollment of CX-801 in combination with KEYTRUDA® (pembrolizumab) in advanced melanoma was initiated and is currently enrolling at the second dose level.

Phase 1 CX-801 monotherapy translational data in melanoma patients was presented at the Society of Immunotherapy of Cancer (“SITC”) 2025 Annual Meeting in November 2025, providing evidence that the CX-801 mechanism of action was working as designed. As of the November 8, 2025 SITC presentation, CX-801 had been generally well tolerated and the translational data presented suggest consistently increased expression of interferon-stimulated genes in paired tumor biopsies. Upregulation of immune checkpoint genes, including PD-1 and PD-L1, and activation of immune cell populations, was also observed, providing a rationale for evaluating the combination of CX-801 and pembrolizumab. Pharmacokinetics (“PK”) analysis also demonstrated dose-proportional exposure of CX-801, which remained predominantly in its intact (masked) form in circulation. Phase 1 clinical data from the CX-801 and KEYTRUDA® combination dose escalation portion of the study are expected by the end of 2026.

Preclinical PROBODY Program and Platform

In addition to our clinical program focus on PROBODY ADCs such as Varseta-M and PROBODY cytokines such as CX-801, we view the field of masked biologics as having broad potential applicability across a range of therapeutic modalities, reflecting the versatility of our platform technology. A key focus of our current work with collaboration partners is T-cell engaging bispecific therapies (“TCEs”) where we have significant ongoing efforts with partners such as Bristol Myers Squibb and Regeneron and maintain significant research expertise.

For example, at SITC 2025, we presented preclinical data for CX-908, a dually-masked PROBODY TCE targeting CDH3 and CD3. CX-908 potently induced tumor regressions in established breast and lung cancer xenograft tumor models and demonstrated a 100-fold improvement in tolerability, including significantly reduced cytokine release vs. an unmasked CDH3xCD3 molecule. We view masking as a key strategy to widen a therapeutic window for TCEs and view strategic partnering in this area as an important way to extend the reach of the PROBODY platform.

Our Corporate Strategy

We are utilizing our proprietary, versatile, multi-modality PROBODY platform to create a pipeline of conditionally activatable biologic therapeutics to improve the lives of people with cancer and to build a long-term, multi-product, commercial biopharmaceutical company. We aim to achieve this goal by:

•
Advancing Varseta-M towards late phase development with an initial focus in late line metastatic CRC. Varseta-M, targeting EpCAM, is a novel ADC program that has been uniquely unlocked by the PROBODY technology platform with the potential to be first-in-class. Varseta-M is designed to optimize the therapeutic index for EpCAM-expressing epithelial cancers, including CRC, and has demonstrated encouraging initial data in Phase 1 to-date. CytomX’s top priority is to advance Varseta-M towards a registrational study in late-line CRC, starting the first half of 2027. We also are prioritizing the development of Varseta-M into earlier lines of therapy and initiated a Phase 1 combination study with Varseta-M and bevacizumab in the first quarter of 2026 with initial data expected in the first half of 2027. We also plan to initiate a Phase 1b/2 study or Varseta-M in combination with bevacizumab and chemotherapy by the end of 2026. CytomX also plans to explore the pan-tumor potential of Varseta-M by initiating development in indications outside of CRC in solid tumor indications that express EpCAM in the second half of 2026.
•
Our strategy aims to build a multi-program clinical pipeline focused on the most promising applications of our PROBODY platform. The versatility of the platform has enabled the targeting of multiple modalities including cytokines and to this end, we have advanced CX-801, a masked version of interferon alpha-2b, into Phase 1 development. Interferon alpha-2b is a validated, previously approved immunotherapeutic that has demonstrated clinical activity in multiple cancer types, including in combination with checkpoint inhibitors. The CX-801 Phase 1 study commenced monotherapy dosing in the third quarter of 2024 and has demonstrated initial translational data that supports the PROBODY therapeutic design and mechanism of action as a single agent. The program development strategy for CX-801 is focused on combinations with checkpoint inhibitors and a Phase 1 dose escalation study of CX-801 in combination with KEYTRUDA® (pembrolizumab) focused exclusively in advanced melanoma is currently enrolling at the second dose level. A company priority for CX-801 is to report in Phase 1 clinical data from the CX-801 and KEYTRUDA® combination by the end of 2026. Our ultimate vision is to position CX-801 as a cornerstone of combination immunotherapy for a wide range of tumor types, including tumors that are refractory to prior checkpoint inhibition or that have been historically insensitive to immunotherapy.
•
Leveraging our integrated research and development capabilities and broad multi-modality applications of our platform, we aim to build a multi-program pipeline and continue to extend the reach of our technology. Our strategy aims to advance programs either as wholly-owned programs or with partners to maximize our potential impact in oncology. We have successfully partnered with leading global biopharmaceutical companies to access capital, additional resources and expertise, as well as to increase the number of PROBODY therapeutic candidates being advanced into clinical studies. We currently have several strategic alliances with major multinational drug companies, including Amgen, Inc. (“Amgen”), Bristol Myers Squibb, Astellas Pharma Inc. (“Astellas”), Regeneron Pharmaceuticals Inc. (“Regeneron”), and ModernaTX, Inc., a wholly owned subsidiary of Moderna, Inc (“Moderna”).
•
Fostering a unique, patient-focused culture centered around our Company vision of transforming lives with safer, more effective therapies and executing with focus towards our mission to urgently advance our pipeline of PROBODY therapeutics.

Our Pipeline of Masked, Conditionally Activated Product Candidates

We are leveraging our PROBODY platform across multiple modalities to build a robust pipeline of potential therapies that are designed to address high unmet needs. CytomX’s pipeline spans pre-clinical and clinical programs and includes a range of therapeutic formats including antibody drug conjugates, T-cell engagers, immunotherapies, and mRNA. The table below depicts the current status of our clinical-stage, conditionally activated product candidates, including potential milestones in 2026. Our current lead clinical programs are focused applications of our PROBODY platform, leveraging validated targets that have significant potential in indications of high unmet need. By employing tailored masking strategies and choosing an optimal effector function (e.g. ADC, cytokine, TCE), each program has been designed to optimize therapeutic window in order to address large unmet needs in oncology markets.

CytomX Pipeline of Clinical and Preclinical PROBODY Therapeutics and 2026 Potential Milestones

*CytomX Commercial Rights include wholly-owned molecules or molecules for which CytomX has development and commercial control

Note: Varseta-M was licensed from ImmunoGen (acquired by AbbVie in 2024)

Varsetatug Masetecan, A PROBODY Topoisomerase-1 ADC Targeting EpCAM

The field of ADCs has made tremendous progress in recent years in hematologic cancers and increasingly, in solid tumors. ADCs are making a difference for patients across a wide range of tumors and continue to move earlier in the treatment paradigm across certain malignancies. The success of the field has driven increased interest in this modality including the need to identify novel ADC targets as well as optimized linker payloads.

EpCAM is a potential pan-tumor target with promise across many tumor types. EpCAM has been clinically validated with locally administered, approved cancer therapies. However, efforts to generate systemic anti-EpCAM therapeutics have, to date, not been successful due to toxicities in epithelial tissues. Varseta-M, a conditionally activated ADC, is designed to optimize the therapeutic index for EpCAM-expressing epithelial cancers, including colorectal cancer. Varseta-M is armed with a cytotoxic payload (“CAMP59”), a camptothecin-based topoisomerase-1 inhibitor, a drug class with a long history in the treatment of many cancers. The payload-PROBODY linker in Varseta-M is optimized for bystander effect, that is, the killing of neighboring cancer cells.

Preclinically, Varseta-M has demonstrated a wide predicted therapeutic index, as well as strong anti-tumor activity and tolerability in multiple preclinical models, including in colorectal cancer. In preclinical safety studies in cynomolgus monkeys, Varseta-M was tolerated at doses at least six times higher than an unmasked EpCAM ADC. Based on the wide predicted therapeutic index in preclinical studies, and clinical results to date, we believe Varseta-M has the potential to address a broad range of EpCAM-expressing solid tumors and make a significant difference for patients.

The IND for Varseta-M was allowed to proceed by the FDA in January 2024 and the Phase 1 study of Varseta-M started in the second quarter of 2024 with an initial focus in CRC. Based on positive interim Phase 1 dose escalation data presented in May 2025, dose expansions were initiated at the dose levels of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg, administered Q3W and are currently ongoing.

In March 2026, we announced positive interim data from Phase 1 dose expansions in 93 patients with advanced CRC as of a January 16, 2026 data cutoff. We plan to present additional Phase 1 data for Varseta-M at a medical meeting in 2026 and aim to align with the FDA in 2026 on a potential registrational study designed for Varseta-M monotherapy in advanced CRC.

Additionally, in the first quarter of 2026, a Phase 1 study of Varseta-M in combination with bevacizumab was initiated, data from which is intended to inform potential Varseta-M late phase development in earlier lines of CRC therapy. Initial data from the combination study with bevacizumab is expected by the first half of 2027. We also plan to initiate a Phase 1b/2 study of Varseta-M in combination with bevacizumab and chemotherapy by the end of 2026.

We also continue to evaluate additional non-CRC, EpCAM expressing indications for potential Varseta-M development and anticipate initiating Phase 1 expansion cohorts in one or more additional target indications in the second half of 2026.

CX-801, A PROBODY Cytokine, Interferon alpha-2b (“IFNα2b”)

With the emergence and impact of checkpoint inhibitors, many cancer patients have benefited from immunotherapy treatment, yet significant unmet need remains in patients who either do not respond to immunotherapies or who need additional treatments upon recurrence of their disease. We believe our PROBODY IFNα2b provides a potentially unique approach to locally activating anti-tumor immune responses. CX-801 is designed to leverage the dual mechanism of action of IFNα2b that can directly kill cancer cells while also increasing antigen presentation.

Interferon alpha-2b is also a validated, previously approved immunotherapeutic that has demonstrated clinical activity in multiple cancer types, including in combination with checkpoint inhibitors. Additionally, Adstiladrin®, a gene therapy encoding interferon alpha-2b and used for local treatment of BCG-unresponsive non-muscle invasive bladder cancer (“NMIBC”), was approved for use in 2022.

Despite this previous validation, IFNα2b-based systemic therapies have been limited in their utilization due to systemic toxicities and poor tolerability, leading to high discontinuation rates. CX-801 is an investigational, dually-masked, conditionally activated version of IFNα2b that is designed to be preferentially active in the tumor microenvironment. We believe we have optimized the predicted therapeutic index of CX-801 by masking the molecule using both a peptide mask to block binding to the receptor in the periphery and an Fc steric mask, both of which are unmasked by protease activity in the tumor tissue. In preclinical studies, CX-801 was tolerated at doses more than 100-fold higher than unmasked IFNα2b. PROBODY IFNα2b also showed synergistic effects with checkpoint inhibitors in preclinical models and the ability to inflame the tumor microenvironment. The preclinical profile of CX-801 was presented at SITC 2023.

The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In the second quarter of 2024, we announced a clinical collaboration with Merck to supply KEYTRUDA® for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort. In May 2025, Phase 1 dose escalation enrollment of CX-801 in combination with KEYTRUDA® (pembrolizumab) in advanced melanoma was initiated and is currently enrolling at the second dose level.

Phase 1 CX-801 monotherapy biomarker data in melanoma patients was presented at the SITC 2025 Annual Meeting in November 2025. The data presented suggest that CX-801 has been generally well tolerated to date and consistently increased expression of interferon-stimulated genes in paired tumor biopsies, suggesting preferential activity in tumors. Upregulation of immune checkpoint genes, including PD-1 and PD-L1, and activation of immune cell populations was also observed, providing a rationale for evaluating the combination of CX-801 and pembrolizumab. PK analysis also demonstrated dose-proportional exposure of CX-801, which remained predominantly in its intact (masked) form in circulation. Phase 1 clinical data from the CX-801 and KEYTRUDA® combination dose escalation portion of the study are expected by the end of 2026.

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

Our PROBODY Platform

Localization of therapeutic activity of potent biologics within disease tissue is of increasing interest in the biopharmaceutical industry due to the desire to maximize the activity of biologics while reducing their toxicities. A PROBODY therapeutic candidate consists of three components: an active anti-cancer biologic therapeutic, a mask, and a protease-cleavable linker which connects the mask to the biologic therapeutic. The mask is a peptide designed to disguise the active binding site of the biologic therapeutic to prevent it from binding to the target present on healthy tissue. We have had sustained research efforts and continuous innovation around the PROBODY Platform and have invested significant resources to develop the technology. As of January 2026, our fully- and co-owned patent portfolio contains at least 245 granted patents and at least 300 pending patent applications.

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
•
Molecular tunability and applicability across many targets. Our proprietary masking technologies allow for unique customization of large drug candidate pools from which high potential clinical candidates are selected. Our technology has the potential to address many different molecular targets expressed by a wide range of tumor types, including targets that are difficult to address due to their widespread expression on healthy cells. EpCAM is an example of such a target, for which we have developed Varseta-M, a masked, conditionally activated PROBODY ADC.
•
Deep knowledge of the tumor protease microenvironment. Our extensive protease biology expertise, driven by state-of-the-art experimental and computational methods, allows us to employ multiple approaches to generate novel targeted, multi-selective, and potentially indication-tailored protease-cleavable substrates.

Our Collaborations

We believe that the PROBODY platform has broad applicability across many cancer types, biological targets and therapeutic modalities. We have leveraged strategic partnering to (a) extend the reach of our technology, and (b) bring in significant non-dilutive capital into our company. Since 2013, we have entered into several collaborations, including with Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, and Regeneron to enable the discovery and development of certain PROBODY therapeutics. In constructing each of these collaborations, our primary objectives are to collaborate with leading biopharmaceutical players to realize the potential of PROBODY therapeutics, gain meaningful near-term funding or access technology to enable the advancement of our wholly owned PROBODY therapeutics pipeline, potentially broadening the number of PROBODY therapeutics that ultimately reach the clinic.

Amgen, Inc.

In September 2017, we entered into a Collaboration and License Agreement (the “Amgen Agreement”) with Amgen. Pursuant to the Amgen Agreement, we received an upfront payment of $40.0 million in October 2017. Concurrent with the entry into the Amgen Agreement, Amgen purchased 1,156,069 shares of our common stock for $20.0 million.

Under the terms of the Amgen Agreement, we and Amgen were co-developing a conditionally activated T-cell engager (“TCE”) targeting epidermal growth factor receptor (the “EGFR Products”). We were responsible for early-stage development of EGFR Products and Amgen was to be responsible for late-stage development and commercialization of EGFR Products.

In October 2021, we and Amgen executed an amendment to the Amgen Agreement primarily to (1) extend the target selection date for Amgen to select its additional targets for research and development, and (2) reduce the total number of milestone events and increase the total amount of milestone payments for EGFR Products. In each of May 2023 and March 2024, we and Amgen executed an amendment to the Amgen Agreement to extend the target selection period for Amgen to select its additional targets.

Amgen had the right to select a total of up to three targets, including the two additional targets. We and Amgen collaborated in the research and development of conditionally activated T-cell engaging bispecifics therapies directed against such targets. Amgen had selected one such target (the “Amgen Other Product”). Except with respect to preclinical activities to be conducted by CytomX, Amgen would have been responsible, at its expense, for the development, manufacture, and commercialization of all Amgen Products.

In January 2022, the IND for the EGFR product candidate (“CX-904”) was allowed to proceed by the “FDA” and the program progressed into Phase 1 dose escalation. In March 2025, we and Amgen jointly decided to not continue CX-904 development and Amgen terminated its license to the EGFR Products. In April 2025, the Amgen Other Product was also terminated with 60 days written notice pursuant to the Amgen Agreement. The Amgen research collaboration remains in effect with the current scope being the preclinical TCE target (P-Cadherin or CDH3) that we selected from Amgen’s preclinical pipeline further discussed below.

At the initiation of the collaboration, we had the option to select from programs specified in the Amgen Agreement, an existing preclinical stage TCE product from the Amgen preclinical pipeline. In March 2018, we selected the program and this program, CX-908, a PROBODY® TCE targeting P-Cadherin (CDH3) and CD3, is currently in preclinical development. We are responsible, at our expense, for converting this program to a conditionally activated TCE product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

Astellas Pharma Inc.

In March 2020, we entered into a Collaboration and License Agreement (the “Astellas Agreement”) with Astellas, pursuant to which we and Astellas will collaborate on the research, development and commercialization of TCE products (“Products”) directed to CD3 and selected tumor antigen targets using our PROBODY® platform and other proprietary technology. Under the Astellas Agreement, we granted Astellas an exclusive, worldwide, royalty-bearing license to develop and commercialize Products in all fields. Astellas was able to select up to four targets to develop, and had an option to expand to six targets. Astellas selected four targets under the Astellas Agreement and the programs for three remain active. The time period for expanding to six targets under the Astellas Agreement has expired. We led preclinical research and discovery activities up to clinical candidate selection for the Products. Astellas led preclinical and clinical development of and regulatory approval for the Products. Astellas was responsible for commercializing each Product, provided that CytomX had the option to elect to co-commercialize certain Products with Astellas in the United States, subject to the terms of a separate commercialization agreement to be entered into between us and Astellas.

Under the terms of the Astellas Agreement, we received an upfront payment of $80.0 million, and Astellas was responsible for funding the cost of preclinical research and discovery activities of both parties for all Products and for funding the cost of development and commercialization of all Products worldwide. Under the agreement, we were eligible to receive future preclinical, clinical and commercial milestones of approximately $1.2 billion. Astellas would have paid us tiered royalties on global net sales of Products from high single-digit to mid-teens percentages, subject to certain reductions. Astellas’ royalty obligations were to continue with respect to each country and each Product until the later of (i) the date on which such Product is no longer covered by certain intellectual property rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Product in such country.

In addition, for a specified number of the targets, at a pre-specified time prior to the initiation of the first pivotal study of a Product directed against such target, we had an option to elect to co-fund certain subsequently initiated clinical trials for such Product. If we had opt in, we would have been responsible for a pre-determined portion of the costs of such trials, subject to specified caps, deferrals and offsets. We would then have had the option to elect to co-commercialize such Products in the United States. For any such Products, in lieu of royalties in the United States, we would have received less than 40% of the profits for such Products in the United States and tiered low double-digit to mid-teens percentage royalties on net sales of such Products outside of the United States, subject to certain reductions.

In January 2023, Astellas nominated the first clinical candidate under the collaboration which resulted in a $5.0 million milestone payment to us. In March 2024, we achieved a clinical candidate milestone for a second collaboration target nomination and a GLP toxicology initiation milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement. We collected these milestone payments totaling $10.0 million in April 2024. In the first quarter of 2025, Astellas chose not to continue with IND enabling activities for the first collaboration target and prioritized the second collaboration target nominated in the collaboration. Astellas initiated GLP toxicology studies for the second collaboration target nominated triggering a $5.0 million milestone payment to us in the first quarter of 2025. In March 2026, Astellas chose to not advance the remaining preclinical programs under the alliance, resulting in a termination of the collaboration effective in the second quarter of 2026. CytomX is currently assessing options to advance select targets previously covered under the Astellas collaboration as part of its ongoing research and development strategy.

Bristol Myers Squibb Company

In May 2014, we and Bristol Myers Squibb entered into a Collaboration and License Agreement (the “BMS Agreement”) to discover and develop compounds for use in human therapeutics aimed at multiple immuno-oncology targets using our PROBODY therapeutic technology. Pursuant to the BMS Agreement, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $50.0 million and estimated research and development service fees, and we were initially entitled to receive contingent payments of up to $25.0 million for additional targets and contingent payments for development, regulatory and sales milestones. In addition, we were entitled to royalty payments in the mid-single digits to low double-digit percentages from potential future sales.

On March 17, 2017, we and Bristol Myers Squibb amended the BMS agreement and entered into Amendment Number 1 to Extend Collaboration and License Agreement (“Amendment 1”). Amendment 1 granted Bristol Myers Squibb exclusive worldwide rights to develop and commercialize PROBODY therapeutics for up to eight additional targets. The effective date of Amendment 1 was April 25, 2017 (“Amendment Effective Date”). Under the terms of Amendment 1, we continued to have obligations to Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against any targets they chose to select during the research period under the terms of Amendment 1.

Pursuant to Amendment 1, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $200.0 million, estimated research and development service fees, and contingent payments for development, regulatory and sales milestones for the eight targets. We were also entitled to tiered mid-single to low double-digit percentage royalties from potential future sales. Amendment 1 did not change the term of Bristol Myers Squibb’s royalty obligation under the BMS Agreement. Bristol Myers Squibb’s royalty obligation continues on a licensed-product by licensed-product basis until the later of (i) the expiration of the last claim of the licensed patents covering the licensed products in the country, (ii) the twelfth anniversary of the first commercial sale of a licensed product in a country, or (iii) the expiration of any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product.

In February 2020, Bristol Myers Squibb dosed the first patient in the Part 2 cohort expansion portion of its ongoing BMS-986249 clinical study for the CTLA-4 program, which triggered a $10.0 million milestone payment to us pursuant to the terms of the BMS Agreement.

In February 2021, we and Bristol Myers Squibb amended the BMS agreement and entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as previously amended by Amendment 1. Subsequent to Amendment 2, in addition to Bristol Myers Squibb’s ongoing development of the CTLA-4 program, Bristol Myers Squibb also had the exclusive worldwide rights to develop and commercialize PROBODY therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection was extended and in 2022, all remaining targets were selected. We continued to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against targets selected by Bristol Myers Squibb over the estimated research period, which ended in April 2025. Pursuant to Amendment 2, we were eligible to receive contingent payments for development, regulatory and sales milestones. We were also entitled to tiered mid-single to low double-digit percentage of royalties from potential future sales.

In October 2022, we and Bristol Myers Squibb amended the BMS Agreement and entered into Amendment Number 3 (“Amendment 3”), as previously amended by Amendment 1 and Amendment 2, to clarify the rights and restrictions of certain new proprietary antibodies that the parties exchanged.

In March 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it did not intend to continue the development of the PROBODY CTLA-4 program and terminated its collaboration license on the CTLA-4 target under the collaboration.

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. Our research efforts on all the ongoing programs were completed in April 2025. In May 2025, one collaboration target was also terminated with two months written notice pursuant to the BMS Agreement and two preclinical programs remain in development with Bristol Myers Squibb responsible for further advancement.

Moderna, Inc.

In December 2022, we entered into a Collaboration and License Agreement (the “Moderna Agreement”) with Moderna, pursuant to which we and Moderna will collaborate on the creation of mRNA-based conditionally-activated investigational therapies utilizing our PROBODY® therapeutic platform and Moderna’s mRNA and lipid nanoparticle technologies. The collaboration will leverage core scientific advances at Moderna and ours to open up the strategy of encoding potent, masked biologics through mRNA technologies, for the potential treatment of oncology and non-oncology conditions. We and Moderna will collaborate on a specified number of preclinical research and discovery programs (“Moderna Collaboration Programs”) within a specified period under the Collaboration and License Agreement.

Under the Moderna Agreement, we granted Moderna an exclusive, worldwide, royalty-bearing license under certain of our intellectual property to develop, manufacture, commercialize and otherwise exploit certain products (“Moderna Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses, subject to certain exceptions with respect to Licensed Products within certain Collaboration Programs.

Under the terms of the Moderna Agreement, Moderna made an upfront payment to us of $35.0 million, including $5.0 million of pre-paid research funding which was subsequently utilized by Moderna. We may continue to receive research funding based on potential aligned scopes of work between the two companies and we may be eligible to receive future development, regulatory and commercial milestone payments of up to $1.2 billion for all Moderna Licensed Products in total under the Moderna Agreement. Moderna will pay us tiered royalties on global net sales of Moderna Licensed Products from high single digit to low-teen percentages, subject to certain reductions. Moderna's royalty obligations continue with respect to each country and each Product until the later of (i) the date on which such Licensed Product is no longer covered by certain patent rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Moderna Licensed Product in such country. In November 2025, we amended the Moderna Agreement to adjust some administrative obligations relating to certain intellectual property.

As of the first quarter of 2026, due to Moderna's budget considerations, the Moderna Collaboration Programs are paused.

Regeneron Pharmaceuticals, Inc.

We and Regeneron entered into a Collaboration and License Agreement (the “Regeneron Agreement”) in November 2022, to collaborate on the creation of conditionally activated investigational bispecific cancer therapies utilizing our PROBODY® therapeutic platform and Regeneron’s Veloci-Bi® bispecific antibody development platform. We and Regeneron will collaborate on preclinical research and discovery activities for initially agreed upon collaboration programs (“Regeneron Collaboration Programs”) with an option to include additional Collaboration Programs (“Additional Collaboration Program Option”).

Under the Regeneron Agreement, we granted Regeneron an exclusive, worldwide, royalty-bearing license under certain of our intellectual property to develop, manufacture, commercialize and otherwise exploit licensed products (“Regeneron Licensed Products”) for all human and non-human diagnostic, prophylactic and therapeutic uses in oncology.

Regeneron is responsible for funding the cost of preclinical research and discovery activities of both parties for all Regeneron Licensed Products and for funding the cost of development, manufacture and commercialization of all Regeneron Licensed Products worldwide. Pursuant to the Regeneron Agreement, Regeneron made an upfront payment of $30.0 million to us. Upon the achievement of certain development and regulatory milestones and commercial milestones, we are eligible to receive milestone payments of up to approximately $0.8 billion for the initial Regeneron Collaboration Programs. In addition, we will receive research and development funding for the work related to the collaboration. If Regeneron exercises its Additional Collaboration Program Options, we would be eligible to receive additional upfront payments, development and regulatory milestones payments, and commercial milestone payments of up to approximately $1.2 billion in aggregate for the additional Regeneron Collaboration Programs, which amount is exclusive of the $0.8 billion for the initial Regeneron Collaboration Programs. We are also entitled to tiered royalties from high-single digit to low-teen percentage royalties from potential future sales, subject to certain reductions. Regeneron's royalty obligations continue with respect to each country and each Regeneron Licensed Product until the later of (i) the date on which such Regeneron Licensed Product is no longer covered by certain patent rights, (ii) the 10th anniversary of the first commercial sale of such product in such country, and (iii) the loss of regulatory exclusivity for such Regeneron Licensed Product in such country.

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

To date, we have generally been able to successfully manufacture our investigational product candidates for our ongoing early-stage clinical trials with contract manufacturers. However, the supply chain for the manufacturing of each of our product candidates is complicated and can involve many parties, including for Varseta-M and CX-801. We do not own manufacturing facilities for producing such supplies and rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies. Our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could affect our ability to have clinical trial material available when needed and could result in substantial delay of our clinical trials. Although we are taking steps to manage our long-term supply of Varseta-M, there can be no assurance that we will not have production failures in the future, which could affect our ability to conduct our trials for Varseta-M or any other clinical trial drug candidates, including CX-801, on our planned timeline or at all. We do not have any long-term contracts and we do not currently have readily available alternatives for many of our third-party contract manufacturers. Consequently, there can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

In-Licenses

License from UCSB

In August 2010, we entered into an agreement with UCSB, that grants us an exclusive license, with the right to sublicense, under the patent rights owned by UCSB covering mask and screening technologies relating to the identification and discovery of pro-protein biologics, including masks and substrates, for the identification of pro-proteins, for use in the fields of therapeutics, in vivo diagnostics, and prophylactics (the “UCSB Agreement”). The UCSB Agreement also grants us an exclusive license, with the right to sublicense, under UCSB’s interest in certain patent rights we co-own with UCSB covering certain conditionally activatable antibodies in the fields of therapeutics, in vivo diagnostics and prophylactics.

We are obligated to pay to UCSB royalties on net sales of licensed products in the low single-digit percentages, subject to annual minimum amounts as well as certain reductions. We are required to make milestone payments to UCSB on the accomplishment of certain milestones totaling up to $1.1 million for each of the first two indications for each licensed product consisting of a molecule or compound covered by the licensed patent rights. If we sublicense our rights under the UCSB Agreement, we must pay UCSB a percentage of our total sublicense revenues ranging from the mid-single to mid-teen percentages, which total amount would be first reduced by the aggregate amount of certain research and development related expenses incurred by us and other permitted deductions.

License from ImmunoGen, Inc. (acquired by AbbVie in 2024)

In January 2014, we entered into the Research Collaboration Agreement with ImmunoGen (the “ImmunoGen Research Agreement”). The ImmunoGen Research Agreement provided us with the right to use ImmunoGen’s ADC technology for praluzatamab ravtansine (CX-2009) (the “CX-2009 License”). In July 2022, we announced Phase 2 clinical trial results for CX-2009 in breast cancer. The study met its primary endpoint but did not show the required progression free survival. The program was deprioritized. In 2025, CytomX terminated the CX-2009 License. Under the ImmunoGen Research Agreement, ImmunoGen exercised its option to obtain a development and commercialization license for a target, EpCAM. At the end of 2019, as a result of a strategic restructuring by ImmunoGen and its decision to out-license certain programs, we obtained a worldwide, exclusive, sublicensable license to the EpCAM conditionally activated ADC program from ImmunoGen (the “ImmunoGen 2019 License”).

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

In April 2024, we made a $5.0 million payment of the $35.0 million in potential clinical development milestone payments to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for Varseta-M under the ImmunoGen 2019 License Agreement.

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

Masking and conditional activation: Several companies, including AbbVie, Adagene, Amgen, BioAtla, Halozyme Therapeutics, Merck, Roche, Sanofi, Takeda Pharmaceutical, Werewolf Therapeutics, Janux Therapeutics, Xilio Therapeutics and Vir Biotechnology are exploring, researching or developing antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform.

Antibody-drug conjugates: Several large pharmaceutical companies, such as AbbVie, Daiichi Sankyo, Gilead Sciences, Pfizer, Roche, Merck and Takeda Pharmaceutical are researching, developing, and in some cases, commercializing ADCs. In addition, numerous smaller companies have ongoing efforts in the space.

Cancer immunotherapies: Cancer immunotherapy is one of the most competitive and fastest growing segments of the pharmaceutical industry. Almost every large pharmaceutical company is developing or commercializing cancer immunotherapies, including Amgen, AstraZeneca, Bristol Myers Squibb, GlaxoSmithKline, Merck, Novartis, Pfizer, Roche, and Sanofi. In addition, many large and mid-sized biotech companies such as BeiGene, Incyte, Nektar Therapeutics, and Alkermes have ongoing efforts in cancer immunotherapy. Numerous smaller companies are also working in this space.

T-cell engaging therapies: Several large pharmaceutical companies, such as Amgen, Novartis, and Roche, have on-going efforts in the field of T-cell engagers. In addition, several mid-sized biotech companies such as MacroGenics and Xencor, as well as numerous smaller companies, including Janux Therapeutics, have ongoing efforts in TCEs.

Cytokines: Several companies have ongoing efforts or molecules in development in the field of cytokines including Bristol Myers Squibb, ImmunityBio, Jazz Pharmaceuticals, Merck, Nektar Therapeutics, Novartis, Sanofi, Werewolf Therapeutics, Xencor, and Xilio Therapeutics.

EpCAM-targeting Clinical Candidates: With respect to Varseta-M (EpCAM-targeting Topo1 ADC product candidate), we are aware of other competing EpCAM targeting clinical stage therapeutics. These include, but are not limited to T-cell engagers from BioNTech and BioAtla.

Colorectal Cancer Therapeutics: In CRC, competition is increasing. There are several approved therapies, and we also face competition from an increasing number of experimental therapies with different mechanisms of action, including chemotherapy, immunotherapy (e.g., PD-1, CTLA4, and PD-1/VEGF) and targeted therapies that are directed against CRC subtypes defined by biologic features including, but not limited to, KRAS mutational status, BRAF mutational status, microsatellite instability (“MSI”), and surface protein expression (e.g., cMET, CECAM5, HER2, EGFR) being studied by AbbVie, Janssen, Merck KGaA, Pfizer, Exelixis, Revolution Medicines, Summit Therapeutics, Agenus, Adagene, Cardiff Oncology and Harbour Biomed, among others. Multiple competitor experimental therapies are further along in development than Varseta-M, including several in Phase 3 development. These novel competitor agents, alone or in combination with other anti-cancer agents, may potentially impact the approval of or adoption of therapeutics for the treatment of CRC.

CX-801 and Melanoma Competition:

The landscape in melanoma is highly competitive and includes major pharmaceutical companies as well as biotechnology companies. Treatments for melanoma have improved over the last two decades with the introduction of checkpoint inhibitors including the approved drugs such as Keytruda®, Opdivo®, and Yervoy® which have become widely used therapies in early line treatment settings for melanoma. Development programs such as CX-801 are often studied in advanced metastatic melanoma where it may be challenging to demonstrate clinical benefit in patients refractory to checkpoint inhibitors and combinations with approved therapies are often required. Additionally, there are competing programs in melanoma across a range of modalities including other cytokines, cell therapies, oncolytic viruses, and T-cell engagers from companies such as Replimune, Immunocore and Immatics. Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in progressing clinical development, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our PROBODY therapeutic technology, platform and product candidates. As of January 2026, our patent portfolio contains at least 245 granted patents (some of which are co-owned with a third party) and at least 300 pending patent applications (some of which are co-owned with a third party). We have exclusively licensed UCSB’s interest in the co-owned patent family covering certain conditionally activatable antibodies in the fields of therapeutics, in vivo diagnostics and prophylactics.

These patents and patent applications include claims directed to our PROBODY platform technology, including PROBODY drug conjugates, bispecific and other multi-specific PROBODY therapeutics (including T-cell engaging bispecific PROBODY therapeutics), protease cleavable linkers, and cancer immunotherapy PROBODY therapeutics.

In addition, we have exclusively licensed a portfolio of patent families from UCSB that cover compositions and methods related to screening for and identification of masks and protease-cleavable linkers that we have used to design some PROBODY therapeutics and may use to design future PROBODY therapeutics.

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

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in European countries and in additional countries where we believe such foreign filing is likely to be beneficial.

Our currently issued patents will likely expire on dates ranging from 2028 to 2042, unless we receive patent term extension or adjustment as might be available under applicable law. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2028 to 2046, unless we receive patent term extension or adjustment. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

If use of a companion diagnostic is essential to safe and effective use of a biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the biologic product. According to FDA guidance, for novel product candidates such as drugs and therapeutic biologics, a companion diagnostic device and its corresponding product candidate should be approved or cleared contemporaneously by FDA for the use indicated in the product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a product candidate generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. Even where a diagnostic is not considered a significant risk device, the sponsor must still follow abbreviated IDE regulations in connection with its use. According to FDA guidance, if a diagnostic device and a drug or biologic product candidate are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. Depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic product. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (“QMSR”) which represents FDA’s GMP requirements for medical devices, and imposes elaborate testing, control, documentation and other quality assurance requirements.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

After a BLA is submitted for a product candidate, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, the BLA may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as Priority Review. A BLA is eligible for Priority Review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to available products. Priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, compared to ten months under standard review.

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

If a product candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same approved indication or use within such rare disease or condition for seven years, except under limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or use, or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same indication or use within the relevant disease or condition, or the same drug for any indication or use within a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity within the relevant indication or use or if the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the applicable rare disease or condition.

Pediatric Studies

The Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under

PREA, original BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is determined to be safe, pure and potent. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to post the PREA Non-Compliance letter and sponsor’s responses.

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

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of therapeutics have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact payment methodologies and reimbursement amounts. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, which led to aggregate reductions to Medicare payments to providers, starting in April 2013, and due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was signed into law which, among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufactures' Medicaid drug rebate liability, which was previously set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which went into effect in 2026 and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the extent of the impact of any changes to any of these laws on us.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies may have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has indicated to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our investigational products that receive approval. Adoption of other new legislation or regulation at the federal, state, or foreign level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

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

Our Company Origins and Team

Our technology has its origins in work performed at the University of California, Santa Barbara (“UCSB”), by our scientific founder Professor Patrick Daugherty. Since our inception, we have continued to make advances to this technology, while also creating other technology, and aspire to design a pipeline of PROBODY therapeutics that will better the lives of cancer patients. We have assembled an experienced and talented group of individuals dedicated to the advancement of cancer care. Our chief executive officer and chairman, Dr. Sean McCarthy, leads a team that draws on robust experience in all phases of product discovery, clinical development and commercialization. Our management team members have significant experience in oncology with previous experience at Amylin Pharmaceuticals, Catalyst Biosciences, Coherus BioSciences, Elan Pharmaceuticals, Eli Lilly and Company, Exelixis, Genentech, Harpoon, Millennium, Novartis, Onyx Pharmaceuticals, Portola Pharmaceuticals, Replicate, SGX and other companies.

Human Capital

As of December 31, 2025, we had 69 full-time employees. Of these employees, 50 were primarily engaged in research and development activities. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

Our operations commenced in February 2008 when our predecessor entity was formed. We were incorporated in Delaware in September 2010. We maintain our executive offices at 151 Oyster Point Blvd., Suite 400, South San Francisco, California 94080, and our main telephone number is (650) 515-3185.

We view our operations and measure our business as one reportable segment operating in the United States. See Note 2 and Note 16 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to PART II. Item 8 of this Annual Report on Form 10-K.

Our research and development expenses were $68.7 million and $83.4 million for the years ended December 31, 2025 and 2024, respectively. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Research and Development Expenses” for additional detail regarding our research and development activities.

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

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic product candidates, based on our proprietary biologic PROBODY® conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $711.9 million and $691.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Though we have developed our PROBODY platform, our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. We have not yet demonstrated our ability to successfully complete any mid- or late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, arrange for a third party to manufacture a commercial-scale product candidate, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one product candidate from the time it enters initial preclinical studies to when it is available for treating patients. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. In January 2025, we restructured the company and reduced headcount by approximately 40% to preserve capital and focus on high priority programs. In May 2025, we raised approximately $93.4 million of net proceeds through an underwritten public offering of our common stock. As a result, we believe we have sufficient capital to operate into the second quarter of 2027. We will need to raise additional funds to continue our efforts. However, financial market conditions, including the public equity markets, and government regulation, including the uncertainties of potential legislation under the new administration, may continue to make it difficult for biotechnology companies to raise additional funds. We cannot predict when or if market conditions will change.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $137.1 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second quarter of 2027. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

We are very early in our development efforts, including with Varseta-M and CX-801 currently continuing in early-stage clinical development. We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or our collaborators must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety, purity and potency (or efficacy) of our product candidates in patients.

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
•
high dropout rates of research subjects;
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

Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trials of Varseta-M or CX-801, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Our product candidates, including Varseta-M and CX-801, may cause undesirable side effects at any time during or after the clinical trial process that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, including withdrawal from the market.

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates, including Varseta-M and CX-801. Our lead program, Varseta-M, is an antibody drug conjugate which is in a class of therapy known to drive potent anti-cancer activity, but that often have side effects or adverse events that need to be managed in order for patients to derive benefits from treatment. There can be no assurance that unexpected adverse events will not occur in our ongoing trials, including the ongoing Phase 1 clinical trials of Varseta-M or CX-801, or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

The results of our or our collaborators’ future clinical trials could reveal a high and unacceptable severity of adverse side effects, including immune system related adverse events or increased toxicity, and it is possible that patients enrolled in such clinical trials could respond in unexpected ways or otherwise have unexpected adverse events. For example, in May 2025 and in March 2026, we announced positive interim data from our ongoing Phase 1 clinical trial with Varseta-M. While we believe interim data supports the potential to reach a favorable therapeutic index, we also reported treatment related adverse events, including diarrhea, nausea, vomiting, and anemia, and in August 2025, we announced that a single Grade 5 treatment-related acute kidney injury occurred in a patient with a complex medical history including having a solitary kidney. We cannot provide assurance that we will reach an acceptable or tolerable dose for Varseta-M or CX-801. Furthermore, any ongoing or future clinical trials of our product candidates, including those for Varseta-M and CX-801, could face risks related to undesirable side effects, including unacceptable toxicity.

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

In addition, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications we are investigating, could affect our ability to enroll a sufficient number of eligible patients in our clinical trials. There can be no assurance that new or further trials with our current or future drug candidates will not be adversely affected by a limited patient population. Our clinical trials of Varseta-M and CX-801 study patients who have one or a select number of specific tumor types rather than patients suffering from any cancer, which limits the rate of enrollment of the trial. In addition, some of our clinical trials may seek to treat indications with small population sizes which could be particularly difficult to enroll. The clinical trials for our molecules also compete with thousands of clinical trials with alternative anti-cancer drugs in similar classes (e.g. antibody-drug conjugates), and certain arms of the clinical trials may be difficult to enroll due to the emerging standard of care for such indications in certain jurisdictions, including the United States. Likewise, our clinical trials of Varseta-M and CX-801 are also competing with thousands of other anti-cancer clinical trials. Any clinical trials of our product candidates initiated by our collaborators will face similar and additional risks relating to enrollment. We or our collaborators could also encounter delays in the development of any of our product candidates if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Any delays relating to patient enrollment could cause significant delays in the timing of our or our collaborators’ clinical trials, which may materially and adversely affect our business, financial condition, results of operations and prospects.

We will continue to conduct clinical trials and contract with third-party manufacturers in foreign countries, including Europe and China, which could expose us to risks that could have a material adverse effect on the success of our business.

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe. While we generally conduct our clinical trials primarily or partially in the U.S., the acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practices (“GCPs”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the trial was not subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection, if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

In addition, we currently contract manufacturing operations to third parties, and certain of our product candidates are manufactured by and will in the future be manufactured by third parties outside the U.S., including in Europe and China. For example, we have a contract with a third-party manufacturer located in China for product candidates, including Varseta-M and CX-801, and accordingly we are exposed to the possibility of drug product supply disruption, delay and increased costs in the event of changes in the policies of the U.S., European or Chinese governments, including political unrest or unstable economic conditions in China or elsewhere.

Further, in 2025, the BIOSECURE Act was enacted into law, and prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S.

BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies, some of which are located in foreign countries. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed at risk. Any such failure to have clinical trial material available when needed could result in a substantial delay of our clinical trials. For each of Varseta-M and CX-801 our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. Although we are taking steps to manage our long-term supply of Varseta-M, there can be no assurance that we will not have production failures in the future, which could affect our ability to conduct our trials for Varseta-M or any other clinical trial drug candidates, including CX-801, on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (“cGMPs”). In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, such as the Varseta-M manufacturing production failures our contract manufacturer experienced in 2023, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as one of our manufacturers going out of business, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our PROBODY therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for Varseta-M and CX-801, we will need to manufacture them in large quantities. There can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for Varseta-M or CX-801 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, increase the life of drug stability of product candidates, or successfully complete the FDA’s bridging requirements, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We plan to continue to develop a pipeline of product candidates using our proprietary PROBODY platform. We believe that product candidates (including cancer immunotherapies, conditionally activated ADCs and bispecific antibodies) identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of unique conditions in the tumor microenvironment, thereby reducing the dose-limiting toxic effects associated with traditional antibody products, which can also attack healthy tissue. However, the scientific research that forms the basis of our efforts to develop product candidates based on our PROBODY platform is ongoing, including the research resulting from our ongoing clinical trials for Varseta-M and CX-801.

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

For example, in January 2023, we announced topline results of the Phase 2 expansion cohorts of CX-2029 and in March 2023, AbbVie decided not to continue the future development of CX-2029. CytomX re-acquired full rights to CX-2029, however, in the fourth quarter of 2023, we decided to not to make any further significant investments in the solid tumor CX-2029 program and terminated the program in the first quarter of 2025. Additionally, in March 2025, based on clinical observations to date and our pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program.

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depend upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If our development partners do not select additional targets and we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights. Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights. Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2023, AbbVie terminated our 2016 CD71 License and Collaboration Agreement, and from time to time some of our research programs have been terminated by our partners. The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration or program is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, in March 2025, based on clinical observations to date and CytomX pipeline priorities, Amgen and we jointly decided to terminate the CX-904 program and we will not receive any milestone or other payments from them on this program.

If we do not achieve our projected development and commercialization goals in the timeframes we announce, and expect the commercialization of any of our product candidates may be delayed, or never attained, and our business will be harmed.

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

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses and present significant distractions to our management.

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

Since 2022 we have maintained a relatively steady number of employees in our workforce and maintained activities to manage our pipeline, including research activities and efforts to establish and run clinical trials for Varseta-M, CX-904 and CX-801. However, in January 2025, we announced that we would reduce our workforce, primarily research and general and administrative staff, by approximately 40% to preserve capital for ongoing clinical trials and collaboration partner activities. In the future we may need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, including Varseta-M and CX-801, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc. Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Janux Therapeutics, Roche, Takeda, Vir Biotechnology, Werewolf Therapeutics and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, Astra Zeneca, BMS, Daiichi Sankyo, Gilead, Merck & Co., Pfizer, Roche Holding Ltd. and Takeda. Companies like Gilead and Jazz are pursuing development programs in the cytokine space. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

In CRC, there are an increasing number of experimental therapies with different mechanisms of action under investigation, including therapies that are directed against CRC subtypes defined by biologic features including, but not limited to, KRAS mutational status, BRAF mutational status, MSI, and surface protein expression (e.g., cMET, CECAM5, HER2, EGFR). For example, AbbVie is developing ABBV-400 for a subset of CRC patients in a Phase 3 clinical trial. These novel competitor agents, alone or in combination with other anti-cancer agents, may potentially impact the approval of or adoption of therapeutics for the treatment of CRC.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our chief executive officer and chairman. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. In particular, as a result of the COVID-19 pandemic, the ability of employees to engage in a remote working environment increased the competitive landscape across the country for us in seeking qualified employees. Employees are now able to consider opportunities across the country and it may be more difficult to hire employees. Furthermore, it is more difficult to engage employees in Company culture and build working rapport when they are working remotely. As a result, it may be more difficult to retain employees on a long-term basis. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations in the biotechnology industry across the country and especially in the San Francisco Bay Area.

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

We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments, including as a result of the clinical testing of our prior clinical candidates, our current clinical candidates, including Varseta-M and CX-801, and any other product candidates we may have or those of our collaborators. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have insurance that we believe is appropriate for our stage of development and may need to obtain higher levels of insurance prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. California has similar rules. For example, we performed an IRC Section 382 analysis in 2017 and determined there was an ownership change that resulted in Section 382 limitations. The ownership change limited our ability to utilize net operating losses against taxable income in 2018 for both federal and California tax purposes. The remaining net operating losses and credit will be available in future years before expiration during their respective carryforward periods. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control, and our ability to utilize net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in additional increased tax liability to us.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We have a substantial number of issued patents and pending patent applications, some of which are co-owned with a third party, covering our PROBODY platform technology and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the patent family co-owned with UCSB that covers certain conditionally activatable antibodies in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes patents that cover compositions and methods related to the screening for and identification of the masks that we incorporate into some of our PROBODY candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act (“AIA”) enacted in 2011 involves significant changes in patent legislation. However, there remains many subsisting issued patents and some pending patent applications in the U.S. that were filed prior to its enactment and are therefore subject to the pre-AIA U.S. patent laws and that may have relevance to our freedom-to-operate or ability to obtain patent issuances. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. We can make no assurance that our interpretations of Supreme Court decisions or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Further, on June 1, 2023, the European Union Patent Package regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the “UPC”) for litigation involving European patents, which has become a common forum for challenging patents in the pharmaceutical space. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction.

We or our licensors, or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. For example, in March 2020, Vytacera filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleged that our use, offers to sell, and/or sales of the PROBODY technology platform for basic research applications constituted infringement. The complaint sought unspecified monetary damages. On October 17, 2024 the Court dismissed plaintiff’s case, and on October 28, 2024, the Court ordered the case to be closed.

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

Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the U.S. and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. We may also need to share our proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Our product candidates that we are currently developing are regulated as therapeutic biologics that are subject to requirements for review and approval of a BLA by the FDA’s Center for Drug Evaluation and Research (“CDER”). Therefore, our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. For example, the FDA launched Project Optimus, an initiative to reform the dose optimization and dose selection paradigm in oncology drug development. While the effort is intended to help drive better ultimate outcomes in the development of oncology drugs, these efforts could also lead to longer and more expensive early development efforts for companies, including us, before we are able to initiate registrational studies for our product candidates. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for therapeutic biologics or modifications to approved therapeutic biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial staff turnover, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or if policy changes, funding shortages, or staffing limitations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other activities, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Healthcare legislative reform measures may have a material and adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, and government regulation. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. However, the ACA continues to be discussed in Congress and future changes to the ACA could negatively impact our potential business and financial results.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability, previously set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026 and the subsequent 15 drugs, which will first be effective in 2027, as well as the list of the next set of 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. These laws and future laws may negatively impact the ability of biotechnology companies, including us, to raise funds from investors for or to obtain collaboration partners who assist us in the funding of research and development of future medicines.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our investigational products that receive approval. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, we may be subject to the General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes stringent requirements for processing the personal data of individuals within the EEA and the UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 4% total worldwide annual turnover or €20 million / £17.5 million, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our business may be affected by the evolving regulatory framework for AI Technologies

We use artificial intelligence (“AI”), machine learning, and automated decision-making technologies, (collectively, “AI Technologies”) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay.

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if the candidate is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved indication or use within such rare disease or condition or seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or use or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the relevant rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different biologics can be approved for the same uses or indications within the same rare disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic for the same indication or use within the relevant disease or condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

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
•
a large portion of the revenue recognized relates to up-front payments received in earlier years, so the current cash flows from operations may be significantly different from the net income (loss) reported; and
•
revenue to be recognized in 2026 and future years may be significantly lower than 2025 as collaboration research terms come to an end.

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

In connection with preparing our financial statements for the year ending December 31, 2022, we determined that a material weakness existed in our internal control over financial reporting due to ineffective controls for evaluation and review of the accounting for revenue recognition. We initiated efforts to remediate the material weakness and determined that as of June 30, 2023, the material weakness had been remediated. There can be no assurance that we will not identify additional material weaknesses in the future.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. On February 27, 2020, we entered into an Open Market Sale Agreement (as amended on each of March 4, 2022 and August 9, 2024, the “Sales Agreement”) with Jefferies LLC (“Jefferies”), to sell shares of our common stock, par value $0.00001 per share, with aggregate gross sales proceeds of up to $75,000,000, from time to time, through an at the market ("ATM") offering under which Jefferies will act as sales agent. We have issued securities under the Sales Agreement and may do so in the future. In addition, in January and February 2021, we sold 16,428,571 shares of our common stock at $7.00 per share in an underwritten public offering. In July 2023, we sold pre-funded warrants to purchase up to 14,423,077 shares of common stock and accompanying Tranche Warrants to purchase up to 11,538,462 shares of our common stock. In May 2025, we sold 76,923,076 shares of our common stock in an underwritten public offering at $1.30 per share. In 2025, we sold approximately 4.9 million shares at a weighted average price of $3.44 per share under the ATM program. As of December 31, 2025, approximately $39.4 million remained available under the ATM program. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 46% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against us that issued the stock. For example, in May 2020, a putative securities class action lawsuit was brought against us (“Class Action Lawsuit”). While the Class Action Lawsuit was voluntarily dismissed without prejudice by the plaintiff and his attorneys in January 2021, a similar lawsuit or another lawsuit could be filed in the future. Stockholder lawsuits of this type against us, even if it is without merit, could cause us to incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

The impact of future pandemics could severely impact the business, research, development and manufacturing for us and our partners including ongoing or planned clinical trials for Varseta-M and CX-801, and any clinical trials of our partners. For example, in December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and spread to multiple countries, including the United States and European and Asia-Pacific countries. As a result, our operations and the operations of our partners were impacted for a substantial period of time. Future pandemics may incur similar or more severe disruptions and impacts. These disruptions and impacts may include:

•
delays or difficulties in research activities or obtaining necessary supplies to enable research;
•
delays or difficulties in clinical site initiation for any clinical trials we or our partners decide to initiate, including Varseta-M and CX-801, including difficulties in recruiting clinical site investigators and clinical site staff and clinical trial enrollment;
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

We maintain the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, clinical trial data, and the personal information of our employees (collectively, “Confidential Information”). It is important to our operations and business strategy that this Confidential Information remains secure and is perceived to be secure. Our information technology and other internal infrastructure systems and those of our CROs and contractors and consultants are vulnerable to damage and interruption from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. A system interruption or security breach that leads to disclosure or modification of or prevents access to Confidential Information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of our continued hybrid working environment, we may also face increased cybersecurity risks due to our dependency on remote working technology and electronic monitoring of clinical trial sites, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence, that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of Confidential Information, we could incur liability, recovery of our data could take a prolonged period of time, and the development of our research or product candidates could be delayed.

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

Ongoing or future international conflicts could adversely affect our business, financial condition, and results of operations.

Armed conflicts that arise from time to time have the potential to cause global impacts that could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our information technology systems, or those of our CROs or other contractors or consultants we may utilize, may fail, suffer disruptions or suffer security breaches, which could result in a material disruption of our product development programs.”

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

Our Senior Director of Information Technology Infrastructure and Operations, who reports to the Chief Financial Officer, is primarily responsible for assessing and managing material risks from cybersecurity threats. Our Senior Director of Information Technology Infrastructure and Operations has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity resources. . Our Senior Director of Information Technology Infrastructure and Operations' experience includes over 25 years of managing information systems architecture, operations, cybersecurity, and data privacy protection matters.

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

Item 2. Properties

Our principal executive office is currently located in South San Francisco, California, and consists of approximately 76,000 square feet of office and research and development space, all of which is located in a single building, under a lease that expires in September 2026. In November 2025, we entered into a lease (the “2026 Lease”) of approximately 36,000 square feet of office and research and development space located in a single building in Emeryville, California for our corporate headquarters. The contractual commencement date for the 2026 Lease will be October 1, 2026 and will expire on December 31, 2029. We believe the new facilities are sufficient for our current and near-term needs.

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

Holders of Record

As of February 28, 2026, there were approximately 16 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

For a discussion related to the results of operations for 2024 compared to 2023, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2024 and 2023” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company dedicated to developing innovative therapies to address major unmet need in oncology. CytomX has led the field of conditionally activated, masked biologics through the development of its PROBODY technology platform. This versatile, multi-modality platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor and optimizing the predicted therapeutic index of our clinical candidates.

CytomX’s experience and leadership with the PROBODY platform for over 15 years has led to a highly focused strategy for the application of its technology in product development that has resulted in a current pipeline of novel clinical-stage and pre-clinical stage programs. In identifying and designing potential PROBODY therapeutics, we evaluate the following:

•
Target: Drug targets that have been validated previously as having clinical anti-tumor activity, but have been limited in their utility due to expression and toxicity in healthy tissues.
•
Indication: The significance of the clinical unmet need that may be addressed if the target could be targeted systemically and unlocked through masking.
•
Effector Mechanism: the PROBODY platform is highly versatile and is being applied to a wide range of modalities including antibody drug conjugates (“ADCs”), T-cell engagers (“TCEs”), and cytokines. In PROBODY therapeutic design, the goal is to align the selected indication with the most validated drug modality (e.g. ADC, TCE) and cancer cell killing mechanism (e.g. cytotoxic payload) to maximize the potential for clinical activity.

CytomX’s two current clinical programs, varsetatug masetecan (“Varseta-M”) and CX-801 are in Phase 1 clinical development and are examples of our focused program development strategy. We aim to continue to advance our clinical pipeline towards later stage development and ultimately build a commercial enterprise to maximize our impact on the treatment of cancer.

Varsetatug Masetecan (Varseta-M)

Our most advanced clinical-stage program is Varseta-M, an investigational, conditionally activated antibody-drug conjugate (“ADC”) targeting epithelial cell adhesion molecule (“EpCAM”). Varseta-M is initially focused on the lead indication of colorectal cancer (“CRC”). Varseta-M is designed to bring the promise of ADCs, which have made a meaningful clinical difference in other solid tumors such as lung and breast cancer, to CRC by leveraging EpCAM as a potentially ideal CRC antigen to target this disease. Varseta-M is a high affinity EpCAM antibody that is designed to preferentially bind EpCAM in the tumor microenvironment and minimize toxicities in healthy tissues, which have limited prior attempts in the field to target EpCAM systemically. Varseta-M is armed with a topoisomerase-1 inhibitor payload. Topoisomerase-1 inhibitors are known to have clinical activity in CRC, including irinotecan chemotherapy which is a standard component of the approved standard of care in CRC.

EpCAM is a high potential oncology target based on its documented high expression in many solid tumors, including CRC where it was first discovered due to its very high and uniform expression. Historically, previous efforts across the drug development landscape to target this antigen systemically have been limited by dose-limiting toxicities. For example, high affinity EpCAM antibodies were limited by pancreatitis and liver toxicities and discontinued. However, EpCAM has been validated as a cancer target, including by the drug KORJUNY®, which is approved for the treatment of malignant ascites in Europe. KORJUNY®, however, must be given directly into the peritoneum due to systemic toxicity, but its approval provides evidence that local delivery of an EpCAM therapeutic to the tumor can be effective.

The Varseta-M payload is a topoisomerase-1 inhibitor licensed from AbbVie (formerly ImmunoGen), tailored to have anti-tumor activity against EpCAM-expressing cancer types. The payload-antibody linker is specifically designed to drive bystander killing of neighboring tumor cells, contributing to robust anti-tumor activity.

Overall, the design of Varseta-M seeks to establish a clinically meaningful therapeutic window for the systemic treatment of patients with EpCAM-expressing cancers, for the first time.

Varseta-M is designed to potentially address a broad range of EpCAM-expressing tumors, but is initially focused in CRC which is one of the largest unmet needs in oncology with over 1.9 million cases diagnosed annually around the world. It is also a disease that is expected to grow and estimated that there will be over 3 million cases globally by 2040. CRC is the second leading cause of cancer death worldwide and has a 5 year survival rate in the metastastic setting of only 13%. CRC is also the leading cause of cancer death in the U.S. for patients under the age of 50 and has been growing in incidence in younger patients over the last 3 decades.

Varseta-M clinical development is initially being focused on late-line metastatic CRC where there is significant unmet need and treatment options are highly inadequate. In third line or later metastatic CRC, patients have typically progressed through multiple chemotherapy-based regimens. Later stage treatment is limited to therapies that provide single digit percentage response rates, median progression free survival of 2 to 5.6 months and overall survival outcomes ranging from approximately 6 to 11 months. It is estimated that there are more than 35,000 patients in the U.S. with 3rd line or later metastatic CRC, with the number expected to grow over the next decade.

While Varseta-M is initially being developed in late-line metastatic CRC, the program was developed with the vision to help a broad population of metastatic CRC patients, including those in the first- and second-line settings. Given Varseta-M’s mechanism of action, our longer-term development vision is to make Varseta-M a core component of the CRC treatment landscape in earlier lines of therapy, consistent with the development strategy that has been employed for other solid tumor ADCs. We plan to pursue combination strategies to progress this vision to move Varseta-M to earlier lines of therapy starting in 2026.

Additionally, given the broad solid tumor expression profile of EpCAM, Varseta-M has the potential to be an innovative new treatment option in a wide range of solid tumors. High expression of EpCAM has been documented in other tumors such as gastric, gastroesophageal, pancreatic, ovarian, endometrial, non-small cell lung and triple negative breast cancers. We plan to potentially initiate development in indications outside of CRC in the second half of 2026, with the ultimate vision to develop Varseta-M as a pan-tumor therapy.

Varsetatug Masetecan Development

The investigational new drug application (“IND”) for Varseta-M was allowed to proceed by the FDA in January 2024, and a Phase 1 clinical trial in patients with EpCAM-expressing solid tumors, with an initial focus on metastatic CRC, commenced in April 2024. No pre-screening of CRC patients by EpCAM expression has been conducted due to the anticipated high and uniform EpCAM expression in CRC. As of May 2025, the Phase 1 study had reached the seventh dose escalation level and had enrolled only mCRC patients.

In May 2025, we announced positive interim Phase 1 data as of an April 7, 2025 data cutoff in advanced metastatic CRC. The data encompassed results from 25 CRC patients treated with Varseta-M at 5 dose levels ranging from 2.4 mg/kg to 10 mg/kg, administered every three weeks (“Q3W”). The 2.4 mg/kg and 4.8 mg/kg doses were single patient dose escalation cohorts not anticipated to be therapeutically active. At the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses, 23 patients were treated, 18 of whom were efficacy evaluable, having had at least one post-baseline tumor assessment as of the data cutoff. Patients enrolled in the study at the time of data cutoff had previously received a median of 4 prior lines of therapy and all patients had previously been treated with irinotecan. 64% of patients had liver metastases, 64% had KRAS mutations, and 96% were microsatellite stable. Patients were not preselected based on EpCAM expression levels.

As of the data cutoff, 18 patients were efficacy-evaluable at doses of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg Q3W. Five of eighteen (28%) patients demonstrated confirmed partial responses per RECIST v1.1. Three of seven (43%) efficacy evaluable patients at the dose of 10 mg/kg Q3W demonstrated confirmed partial responses per RECIST v1.1. Seventeen of eighteen patients (94%) had disease control, defined as having an objective response or stable disease. Preliminary median progression free survival (“PFS”) was 5.8 months as of the data cutoff with 10 of 18 patients remaining on study treatment.

As of the data cutoff, 25 patients were evaluable for safety. Varseta-M was generally well-tolerated as of the data cutoff with manageable adverse events, with no dose limiting toxicities. Most treatment related adverse events (“TRAEs”) were Grade 1 or Grade 2 in severity. The most common reported TRAEs were diarrhea (18 patients, 5 Grade 3), nausea (11 patients, 1 Grade 3), vomiting (8 patients, No Grade 3), fatigue (8 patients, 1 Grade 3), anemia (5 patients, 3 Grade 3), hypokalemia (3 patients, 1 Grade 3), neutrophil count decrease (2 patients, 2 Grade 3) and neutropenia (2 patients, 1 Grade 3). TRAEs included serious adverse events (“SAEs”) in 5 patients (1 Grade 2, 4 Grade 3). The SAEs included Grade 3 Diarrhea (1 patient), Grade 3 Anemia (1 patient), Grade 3 colitis (1 patient), Grade 3 Diarrhea and Acute kidney injury (1 patient) and Grade 2 Asthenia (1 patient). No Grade 4 or 5 TRAEs were observed as of the April 7, 2025 data cutoff. No events of interstitial lung disease or febrile neutropenia were reported as of the data cutoff. On August 13, 2025, we announced that a single Grade 5 treatment-related acute kidney injury occurred in a patient with a complex medical history, including having a solitary kidney. The Grade 5 event was believed to be secondary to nausea, vomiting and diarrhea. We reported the event to the FDA in accordance with regulatory requirements. The CTMX-2051-101 Safety Review Committee reviewed the event and supported continued study execution.

Based on the positive interim Phase 1 dose escalation data in May 2025, dose expansions were initiated at the dose levels of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg, administered Q3W and are currently ongoing.

Varsetatug Masetecan March 2026 Interim Data Update from Phase 1 Dose Expansions

In March 2026, we announced positive interim results from the ongoing Phase 1 dose expansions as of a January 16, 2026 data cutoff date. As of the data cutoff, a total of 93 patients with late-line metastatic CRC had been enrolled in the study. 60 patients were enrolled across the Phase 1 expansion dose range of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg of which 56 were efficacy evaluable as of the data cutoff.

Starting in October 2025, the expansion doses of 8.6 mg/kg and 10 mg/kg were prioritized for dose optimization utilizing optimized adverse event management guidelines and adjusted ideal body weight (AIBW) dosing. 20 patients had been enrolled in expanded dose optimization as of the January 16th data cutoff towards an enrollment goal of 40 patients.

Patients enrolled in the study had previously received a median of 3 prior lines of therapy in the metastatic setting and 96% of patients had previously been treated with irinotecan. 76% of patients had liver metastases and 71% had KRAS mutations. Patients were not preselected based on EpCAM expression levels. All patients with evaluable tumor biopsies had high EpCAM levels as measured by immunohistochemistry.5

As of the data cutoff, 56 patients were efficacy-evaluable at the expansion doses of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg Q3W. Median duration of follow-up across the efficacy-evaluable patient population was approximately 8 months. Efficacy data across the Phase 1 Expansion doses are summarized below in Table 1.

Table 1. Varseta-M Efficacy Summary by Phase 1 Expansion Dose

	7.2 mg/kg	8.6 mg/kg	10 mg/kg
Confirmed Overall Response Rate (cORR)	6% (1/17)	20% (4/20)	32% (6/19)
Median Progression Free Survival (PFS)	5.5 mo. (95% CI: 2.5, NE)	6.8 mo. (95% CI: 2.8, NE)	7.1 mo. (95% CI: 3.9, NE)
Disease Control Rate (DCR)	88% (15/17)	90% (18/20)	84% (16/19)

At the 8.6 mg/kg dose, the confirmed response rate was 20% with an estimated median PFS of 6.8 months and at the 10 mg/kg dose, the confirmed response rate was 32% with an estimated median PFS of 7.1 months. The disease control rate was 88% (49/56) across the expansion doses of 7.2 – 10 mg/kg.

The doses of 8.6 mg/kg and 10 mg/kg have been prioritized for further evaluation with the goal of selecting a dose or doses for a registrational study. Dose optimization at 8.6 mg/kg and 10 mg/kg utilizing AIBW dosing and updated prophylaxis for adverse event management is ongoing.

At the doses of 11 mg/kg Q3W and 12 mg/kg Q3W, which were not expanded for further evaluation, the overall response rate was 30% (3/10).

As of the data cutoff, 93 patients were evaluable for safety including 80 patients across the expansion dose range of 7.2 mg/kg to 10 mg/kg. Varseta-M’s safety profile was generally consistent with data presented in Phase 1 dose escalation. Most TRAEs were Grade 1 or Grade 2 in severity. No interstitial lung disease, febrile neutropenia or pancreatitis were observed. The most common TRAE was diarrhea which was generally manageable and reversible.

In Phase 1 dose expansions starting in Q2 2025, prophylactic strategies for diarrhea management were investigated. In dose optimization starting in Q4 2025, an updated prophylaxis regimen of anti-motility medication (loperamide or diphenoxylate/atropine) plus budesonide was implemented.6 In the 20 patients receiving the updated prophylactic regimen at the Varseta-M expansion doses of 8.6 mg/kg and 10 mg/kg, Grade 3 diarrhea was 10%.7,8

Overall, as of the January 16th 2026 data cutoff, in the 80 patients treated at expansion and optimization doses ranging between 7.2 mg/kg to 10 mg/kg, the most common TRAEs were diarrhea (68 pts, 19 Gr 3), nausea (44 pts, 4 Gr 3), vomiting (29 pts, 3 Gr 3),

5 96% of patients with an evaluable biopsy had an H score by immunohistochemistry above 250 and all patients had H scores above 200.

6 Budesonide is a corticosteroid locally absorbed in the gastrointestinal (GI) tract.

7 8.6 mg/kg and 10 mg/kg dosed utilizing adjusted ideal body weight (AIBW).

8 Based on March 2, 2026 data snapshot.

fatigue (32 pts, 2 Gr 3), hypokalemia (21 pts, 13 Gr 3+), and anemia (13 pts, 6 Gr 3). Serious treatment related adverse events (SAEs) in > 1 patient included diarrhea (4), vomiting (3), hypokalemia (3), dehydration (3), acute kidney injury (2), and colitis (2).

As previously reported on August 13, 2025, there was one treatment-related grade 5 acute kidney injury (AKI) in a patient treated at the 7.2 mg/kg dose. The patient had a complex medical history including having a solitary kidney, and the AKI was determined to be secondary to Grade 3 nausea and Grade 2 diarrhea. No other Grade 5 TRAEs have been reported as of the January 16th 2026 data cutoff.

At the 11 mg/kg and 12 mg/kg doses, there were no dose limiting toxicities in dose escalation. The most common TRAEs across the patients in the 11 mg/kg dose (n=8) and 12 mg/kg dose (n=3) were diarrhea (9 pts, 6 GR 3), nausea, (8 pts, 0 Gr 3), and vomiting (8 pts, 1 Gr 3). Patients treated at the 11 and 12 mg/kg doses did not receive the optimized prophylactic regimen or adjusted ideal body weight dosing.

We plan to present additional Phase 1 Varseta-M data at a medical meeting in 2026 and aim to align with the FDA in 2026 on a potential registrational study designed for Varseta-M monotherapy in advanced late-line CRC.

Additionally, in the first quarter of 2026, a Phase 1 study of Varseta-M in combination with bevacizumab has been initiated, data from which is intended to inform potential Varseta-M development in earlier lines of CRC therapy. Initial data from the combination study with bevacizumab is expected by the first half of 2027. A Phase 1b/2 study in combination with bevacizumab and chemotherapy is expected to start by the end of 2026.

We also continue to evaluate additional non-CRC, EpCAM positive indications for potential Varseta-M development and anticipate initiating Phase 1 expansion cohorts in one or more additional indications in the second half of 2026.

CX-801

In addition to Varseta-M, our pipeline includes CX-801, an investigational, masked version of interferon alpha-2b (“IFNα2b”), currently in a Phase 1 clinical trial. CX-801 leverages a similarly focused application of the PROBODY technology platform in that it leverages a well validated and high potential mechanism that has been limited by systemic toxicity. Interferon-alpha was one of the first immunotherapies approved, but has fallen out of broad use because of poor tolerability. Like EpCAM, IFNα2b has also been validated as a localized therapy, including the approved therapy ADSTILADRIN® for bladder cancer, which is a gene therapy encoding the protein IFNα2b that is administered directly into the bladder as a single agent, providing evidence that localized IFNα2b can be a powerful and effective therapy.

IFNα2b is also an attractive cytokine in that it is a potent and multi-faceted modulator of the immune system that also has direct anti-tumor cell killing effects, providing a potentially superior approach to activating anti-tumor immune responses compared with other cytokines such as IL-2, IL-12 or IL-15.

We have applied our significant masking and protein engineering expertise to the design of CX-801, which is a dually-masked, conditionally activated version of IFNα2b that is designed to be inactive in the periphery. The dual masks on CX-801 include a peptide mask on the cytokine domain designed to limit binding in normal tissues as well as a steric Fc mask designed to further mitigate systemic activity as well as extend CX-801’s half-life.

For CX-801, we have also employed a focused initial development strategy in Phase 1, centered on the treatment of late-line melanoma where patient options are limited once they have typically progressed through earlier line checkpoint-based therapies. With CX-801, our initial focus is to treat patients with CX-801 in the late-line setting to potentially re-activate the immune system and improve patient outcomes in combination with PD-1 inhibition. Our ultimate vision for CX-801 is to potentially become a cornerstone of combination immunotherapy for a wide range of tumor types, including cancers beyond melanoma.

CX-801 Development

The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In the second quarter of 2024, CytomX announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort. In May 2025, Phase 1 dose escalation enrollment of CX-801 in combination with KEYTRUDA® (pembrolizumab) in advanced melanoma was initiated and is currently enrolling at the second dose level.

Phase 1 CX-801 monotherapy translational data in melanoma patients was presented at the Society of Immunotherapy of Cancer (“SITC”) 2025 Annual Meeting in November 2025, providing evidence that the CX-801 mechanism of action was working as designed. As of the November 8, 2025 SITC presentation, CX-801 had been generally well tolerated and the translational data presented suggest consistently increased expression of interferon-stimulated genes in paired tumor biopsies. Upregulation of immune checkpoint genes, including PD-1 and PD-L1, and activation of immune cell populations, was also observed, providing a rationale for evaluating the combination of CX-801 and pembrolizumab. Pharmacokinetics (“PK”) analysis also demonstrated dose-proportional exposure of CX-801, which remained predominantly in its intact (masked) form in circulation.Phase 1 clinical data from the CX-801 and KEYTRUDA® combination dose escalation portion of the study are expected by the end of 2026.

Preclinical PROBODY Program and Platform

In addition to our clinical program focus on PROBODY ADCs such as Varseta-M and PROBODY cytokines such as CX-801, we view the field of masked biologics as having broad potential applicability across a range of therapeutic modalities, reflecting the versatility of our platform technology. A key focus of our current work with collaboration partners is T-cell engaging bispecific therapies (“TCEs”) where we have significant ongoing efforts with partners such as Bristol Myers Squibb and Regeneron and maintain significant research expertise.

For example, at SITC 2025, we presented preclinical data for CX-908, a dually-masked PROBODY TCE targeting CDH3 and CD3. CX-908 potently induced tumor regressions in established breast and lung cancer xenograft tumor models and demonstrated a 100-fold improvement in tolerability, including significantly reduced cytokine release vs. an unmasked CDH3xCD3 molecule. We view masking as a key strategy to widen a therapeutic window for TCEs and view strategic partnering in this area as an important way to extend the reach of the PROBODY platform.

We do not have any products approved for sale, and we continue to incur significant research and development as well as general and administrative expenses related to our operations. As of December 31, 2025 and 2024, we had an accumulated deficit of $711.9 million and $691.6 million, respectively.

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

Restructuring

On January 6, 2025, we announced a restructuring plan (the “2025 Restructuring Plan”) to streamline our organization and prioritize Varseta-M, CX-801 and our activities to support our research collaborations. The restructuring plan resulted in a reduction of approximately 40% of our workforce and was substantially completed in the first quarter of 2025. We recorded total restructuring charges of approximately $2.8 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.7 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded for the year ended December 31, 2025.

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

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration agreements with Astellas, Regeneron, Bristol Myers Squibb, Moderna and any other collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred to conduct research, such as the discovery and development of our product candidates, clinical development, including activities with third parties, and contract development and manufacturing organizations (“CMO”), and the manufacture of drug products used in clinical trials, as well as the development of product candidates pursuant to our research, collaboration and license agreements. Research and development expenses include personnel costs, including stock-based compensation expense, contractor services, laboratory materials and supplies, depreciation and maintenance of research equipment, and an allocation of related facilities costs. We expense research and development costs as incurred.

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

Comparison of Years Ended December 31, 2025 and 2024

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Amgen	9,819	3,054	6,765
Astellas	17,913	29,378	(11,465)
Bristol Myers Squibb	41,928	77,960	(36,032)
Regeneron	6,510	10,830	(4,320)
Moderna	31	16,881	(16,850)
Total Revenue	$76,201	$138,103	$(61,902)

The decrease in revenue of $61.9 million for 2025 compared to 2024 was primarily due to:

•
A decrease in revenue under the BMS Agreement driven by the completion of our performance obligations in the second quarter of 2025. BMS is responsible for the future research and development of the ongoing collaboration programs;
•
A decrease in revenue under the Astellas Agreement primarily driven by an increase in projected hours to completion for our performance obligation and higher preclinical milestone payments in 2024 compared to 2025. In the first quarter of 2026, Astellas chose not to advance the remaining preclinical programs which will result in the completion of CytomX’s performance obligation by the second quarter of 2026;
•
A decrease in revenue under the Regeneron Agreement driven by a primary focus on the lead preclinical program in 2025;
•
A decrease in revenue under the Moderna Agreement due to a pause of the programs, driven by Moderna's budget considerations in 2025. The remaining research and development activities are pending Moderna's budget considerations; partially offset by;
•
The recognition of all remaining deferred revenue under the Amgen Agreement resulting from Amgen terminating its license to the EGFR Product effective May 2025.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Year Ended December 31,
	2025	2024	Change
External costs incurred by product candidate (target):	(in thousands)
CX-904 (EGFRxCD3)	$459	$7,487	$(7,028)
Varseta-M	24,302	17,846	6,456
CX-801 (IFNα2b)	1,627	2,505	(878)
Other wholly owned and partnered programs	1,922	7,075	(5,153)
General research and development expenses	7,495	16,288	(8,793)
Total external costs	35,805	51,201	(15,396)
Internal costs	32,923	32,181	742
Total research and development expenses	$68,728	$83,382	$(14,654)

The decrease in research and development expenses of $14.7 million for 2025 compared to 2024 was primarily due to:

•
reduced general research and development expenses as a result of the January 2025 restructuring;
•
a reduction in CX-904 spend due to program deprioritization in 2025;
•
a one-time milestone payment of $5.0 million to ImmunoGen in prior year; partially offset by
•
higher Varseta-M manufacturing and clinical spend; and
•
one-time restructuring expenses of $1.7 million which were primarily included in internal costs.

External research and development expenses are expected to be primarily focused on Varseta-M and CX-801 in 2026.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
General and administrative	$29,837	$29,726	$111

General and administrative expenses remained flat for 2025 compared to 2024, primarily driven by $1.1 million of one-time restructuring expenses partially offset by reduced personnel related expenses and legal and consulting related expenses.

Restructuring

During 2025, we recognized aggregate restructuring cost of approximately $2.8 million, primarily related to severance and benefits. This included $1.7 million in research and development expenses and $1.1 million in general and administrative expenses. The restructuring was substantially completed in the first quarter of 2025.

Interest Income and Other Income (Expense), Net

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Interest income	$5,206	$7,136	$(1,930)
Other income (expense), net	28	(38)	66
Total interest income and other expense	$5,234	$7,098	$(1,864)

Interest Income

Interest income decreased by $1.9 million during 2025 compared to 2024. The decrease was primarily driven by lower interest rates.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $137.1 million and an accumulated deficit of $711.9 million, compared to cash, cash equivalents and investments of $100.6 million and an accumulated deficit of $691.6 million as of December 31, 2024. To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants. In March 2024, we achieved a clinical candidate milestone for a second collaboration target as well as the GLP toxicology studies milestone for the first collaboration target nominated in January 2023 under the Astellas Agreement; as a result, we collected the two milestone payments totaling $10.0 million in April 2024. In the first quarter of 2025, we achieved the GLP toxicology studies for the second collaboration target nominated in March 2024 under the Astellas Agreement. As a result, we collected the $5.0 million milestone payment in March 2025.

On January 6, 2025, we announced the 2025 Restructuring Plan to streamline our organization and prioritize Varseta-M investment and activities to support our research collaborations. The 2025 Restructuring Plan resulted in a reduction to our workforce by approximately 40% and was substantially completed in the first quarter of 2025.

In February 2020, we initiated an at-the-market offering program (“ATM”) pursuant to a sales agreement with Jefferies, LLC (as amended on March 4, 2022 and August 9, 2024, the “Sales Agreement”). In 2024, we sold 3,925,202 shares at a weighted average price of $1.82 per share under our ATM offering for net proceeds of approximately $6.9 million after deducting sales commissions and related issuance cost. In 2025, we sold 4,872,861 shares at a weighted average price of $3.44 per share under our ATM offering for net proceeds of approximately $16.3 million after deducting sales commissions and related issuance cost.

In May 2025, we completed an underwritten public offering of 76,923,076 shares of common stock at a price of $1.30 per share and received net proceeds of approximately $93.4 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $0.6 million.

Based upon our current operating plan and liquidity requirements, we expect our existing capital resources will be sufficient to fund operations into the second quarter of 2027. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Annual Report on Form 10-K. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional capital to fund our operations in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(75,587)	$(86,231)
Net cash provided by (used in) investing activities	(59,744)	99,700
Net cash provided by financing activities	110,446	7,522
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,885)	$20,991

Cash Flows from Operating Activities

Net cash used in operating activities of $75.6 million and $86.2 million for 2025 and 2024, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for 2025 and net income for 2024 included, among other items, non-cash charges of stock-based compensation, non-cash lease expense, depreciation and amortization and impairment loss, partially offset by net accretion of discounts on short-term investments.

Cash Flows from Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $59.7 million, primarily due to increased purchases of short term investments following the funds received from our equity via the underwritten public issuance offering in May 2025 and from our ATM program. These purchases were partially offset by proceeds from the maturities of marketable securities.

During the year ended December 31, 2024, net cash provided by investing activities was $99.7 million, primarily due to proceeds from the maturities of short term investments partially offset by purchases of short-term investments.

Cash Flows from Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities of $110.4 million was primarily due to net proceeds from equity issuance via the underwritten public issuance offering in May 2025 and under our ATM program.

During the year ended December 31, 2024, net cash provided by financing activities of $7.5 million was primarily due to net proceeds from issuance of common stock, net of issuance cost.

Contractual Obligations

The following table summarizes our contractual obligations that become due within the next year (in thousands):

Payments Due by
2026
Operating leases(1)	$4,387
Royalty obligations(2)	150
License maintenance fees(3)	750
Total contractual obligations	$5,287

(1) We lease our current facility under a long-term operating lease, which expires in 2026. The lease provides us with one option to extend the lease term for a period of five years at the then fair market rental value. See Part II. Item 8. Financial Statements and Supplementary Data, Note 11 - “Leases" in the accompanying Notes to the financial statements for more information.

(2) We have minimum royalty obligations under the terms of certain exclusive licensed patent rights. The royalty obligations are cancellable any time by giving notice to the licensor, with the termination being effective 60 days after giving notice. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement” in the accompanying Notes to the financial statements for more information. Sublicense fees payable to UCSB for potential milestones that are probable to be earned by us in 2026 are not included.

(3) We have annual license maintenance fees under the terms of certain license agreement with UCSB. See Part II. Item 8. Financial Statements and Supplementary Data, Note 9 - “License Agreement” in the accompanying Notes to the financial statements for more information.

We enter into agreements in the normal course of business with vendors for clinical and pre-clinical studies and other services and products for operating purposes, which are cancelable at any time by us, generally upon 30 to 180 days with prior written notice. These payments are not included in the above table of contractual obligations. The above table also excludes unrecognized tax benefits and related interest and penalties of $4.4 million as of December 31, 2025.

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

Our collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract, but rather, are included when the sales or usage occur. As of December 31, 2025, no sales-based milestones have been recognized.

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

Most of our collaboration arrangements are related to delivering a combined performance obligation satisfied over time. Revenue is recognized over the estimated research period using an input measure based on our actual full-time employee (“FTE”) hours incurred as a percentage of projected FTE hours for completing the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, we adjust the measure of performance and related revenue recognition. There have been changes in estimates of research service periods and/or the related estimated FTE hours-to-completion of certain of our research development programs in each reporting period. Such adjustment is accounted for on a prospective basis in our revenue recognition. Changes in our estimated research service periods resulted in recognition of higher total revenue of $13.8 million for 2025 as compared to the estimated research service periods in place at the end of 2024, and a decrease of net loss per share by $0.10 for 2025.

Any consideration payable to our customers is treated as a reduction to the transaction price and revenue, unless the payment to the customer is in exchange for distinct good and services.

Research and Development Expenses

We record accrued liabilities for estimated costs of research, preclinical and clinical studies and contract manufacturing activities, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers. We accrue the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In the event we make advance payments, they are recorded as prepaid expenses and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress of stage of completion of the services and the agreed-upon fees to be paid for such services.

We make estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals accordingly. While we do not expect our estimates to differ materially from the actual amounts incurred, differences in the status and timing of services performed relative to vendor reporting and invoicing may result in modest period‑to‑period variability. Our accruals depend, in part, on the timely and accurate reporting of services performed by third‑party vendors. Differences between estimated and actual amounts, including but not limited to those related to patient enrollment levels, enrollment timing, and services performed, may result in adjustments to clinical trial expenses in future periods.

Uncertain Tax Position

We file income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested our tax position on revenue apportionment for upfront and milestone payments resulting from our collaboration and licensing agreements for the years 2017 and 2018. In September 2023, we received a Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. We recorded an uncertain tax position of $4.4 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2025. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.0 million as of December 31, 2025. We filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, we are unable to estimate a date by which this matter will be resolved.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate risks. We had cash, cash equivalents and investments of $137.1 million and $100.6 million as of December 31, 2025 and 2024, respectively, which consists of bank deposits, money market funds and U.S. Treasury securities. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2025, a hypothetical 100 basis point change in interest rates would not have a material effect in the fair value of the portfolio.

We are also exposed to foreign currency exchange risk related to foreign currency-based expenses. To date, foreign currency transaction gains and losses have not been material to our financial statements. We do not currently hedge our foreign currency exposure.

Item 8. Financial Statements and Supplementary Data

CYTOMX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CytomX Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CytomX Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

The Company recorded revenue from collaboration agreements of $76.2 million for the year ended December 31, 2025. As described in Note 2 to the financial statements, the terms of the Company’s collaboration agreements may include licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees. Amounts received under these arrangements typically include nonrefundable upfront payments and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

Auditing the Company’s accounting for revenue from collaboration agreements required judgment primarily in evaluating estimates of the total expected inputs (hours) under the input method for revenue recognized over time.

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

To test the recognition of revenue from collaboration agreements, our audit procedures included, among others, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting research or steering committee minutes, and testing the application of the input method for the recognition of revenue, including testing the actual hours incurred and management’s estimate of the total hours to be incurred for each performance obligation for revenue recognized over time.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Francisco, California

March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CytomX Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CytomX Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CytomX Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 16, 2026

CYTOMX THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$12,667	$38,052
Short-term investments	124,385	62,571
Accounts receivable	2,013	3,103
Prepaid expenses and other current assets	4,856	3,579
Total current assets	143,921	107,305
Property and equipment, net	1,304	2,467
Intangible assets, net	438	583
Goodwill	949	949
Restricted cash	1,527	1,027
Operating lease right-of-use asset	3,396	8,136
Other assets	31	66
Total assets	$151,566	$120,533
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,301	$1,088
Accrued liabilities	14,197	12,338
Operating lease liabilities - short term	4,240	5,145
Deferred revenue, current portion	26,877	67,201
Total current liabilities	46,615	85,772
Deferred revenue, net of current portion	1,590	26,862
Operating lease liabilities - long term	—	4,240
Other long-term liabilities	4,353	4,115
Total liabilities	52,558	120,989
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 and 150,000,000 shares authorized, and 170,186,365 and 80,099,889 shares issued and outstanding at December 31, 2025 and 2024, respectively	2	1
Additional paid-in capital	810,844	691,095
Accumulated other comprehensive income	111	27
Accumulated deficit	(711,949)	(691,579)
Total stockholders' equity (deficit)	99,008	(456)
Total liabilities and stockholders' equity (deficit)	$151,566	$120,533

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues	$76,201	$138,103
Operating expenses:
Research and development	68,728	83,382
General and administrative	29,837	29,726
Total operating expenses	98,565	113,108
Income (loss) from operations	(22,364)	24,995
Interest income	5,206	7,136
Other income (expense), net	28	(38)
Income (loss) before income taxes	(17,130)	32,093
Provision for income taxes	238	224
Net income (loss)	(17,368)	31,869
Deemed dividend on warrants	(3,002)	—
Net income (loss) attributable to common stockholders	$(20,370)	$31,869

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax	84	(68)
Total comprehensive income (loss)	$(17,284)	$31,801
Net income (loss) per share:
Basic	$(0.15)	$0.38
Diluted	$(0.15)	$0.38
Weighted average common shares used to compute net income (loss) per share
Basic	137,935,873	84,439,303
Diluted	137,935,873	84,745,116

See accompanying notes to financial statements

CYTOMX THERAPEUTIC, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity (Deficit )
Balance at December 31, 2023	67,310,838	$1	$675,905	$95	$(723,448)	$(47,447)
Exercise of stock options and release of RSUs	980,552	—	209	—	—	209
Issuance of common stock under the Employee Stock Purchase Plan	383,346	—	404	—	—	404
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	3,925,202	—	6,909	—	—	6,909
Exercise of pre-funded warrants	7,499,951	—	—	—	—	—
Stock-based compensation	—	—	7,668	—	—	7,668
Other comprehensive loss	—	—	—	(68)	—	(68)
Net income	—	—	—	—	31,869	31,869
Balance at December 31, 2024	80,099,889	1	691,095	27	(691,579)	(456)
Exercise of stock options and release of RSUs	1,159,980	—	503	—	—	503
Issuance of common stock under the ESPP	207,528	—	308	—	—	308
Issuance of common stock under the Open Market Sale Agreement, net of issuance cost	4,872,861	—	16,262	—	—	16,262
Issuance of common stock in follow on offering, net of issuance cost	76,923,076	1	93,372	—	—	93,373
Exercise of pre-funded warrants	6,923,031	—	—	—	—	—
Stock-based compensation	—	—	6,302	—	—	6,302
Other comprehensive income	—	—	—	84	—	84
Deemed dividend on warrants	—	—	3,002	—	(3,002)	—
Net loss	—	—	—	—	(17,368)	(17,368)
Balance at December 31, 2025	170,186,365	$2	$810,844	$111	$(711,949)	$99,008

See accompanying notes to financial statements

CYTOMX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(17,368)	$31,869
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	146	146
Depreciation and amortization	1,230	1,622
Impairment loss on machinery and equipment	402	106
Accretion of discounts on short-term investments	(2,206)	(5,311)
Stock-based compensation expense	6,302	7,668
Non-cash lease expense	4,483	4,084
Changes in operating assets and liabilities
Accounts receivable	1,090	329
Prepaid expenses and other assets	(1,242)	1,433
Accounts payable	221	(297)
Accrued liabilities and other long-term liabilities	(3,049)	(9,628)
Deferred revenue	(65,596)	(118,252)
Net cash used in operating activities	$(75,587)	$(86,231)
Cash flows from investing activities:
Purchases of property and equipment	(220)	(310)
Purchases of short term investments	(192,524)	(155,490)
Maturities of short term investments	133,000	255,500
Net cash provided by (used in) investing activities	$(59,744)	$99,700
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants and warrants, net of issuance cost	—	—
Proceeds from issuance of common stock, net of issuance cost	109,635	6,909
Proceeds from employee stock purchase plan and exercise of stock options	811	613
Net cash provided by financing activities	$110,446	$7,522
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,885)	20,991
Cash, cash equivalents and restricted cash, beginning of year	39,079	18,088
Cash, cash equivalents and restricted cash, end of year	$14,194	$39,079

Supplemental disclosures of noncash investing items:
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$8
Supplemental disclosures of noncash financing items:
Deemed dividend on warrants	$3,002	$—

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash represents a standby letter of credit issued pursuant to office leases and value added tax return.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the amounts shown in the statements of cash flows:

	December 31
	2025	2024
	(in thousands)
Cash and cash equivalents	$12,667	$38,052
Restricted cash - non-current assets	1,527	1,027
Total	$14,194	$39,079

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

The Company assesses impairment of its AFS debt securities investments at each reporting period. Unrealized gains resulting from the excess of the fair value over the amortized cost basis of an investment are reported as a component of accumulated other comprehensive income (loss), net of tax. Unrealized losses or impairments resulting from the fair value of the AFS debt security being below the amortized cost basis are evaluated, using the discounted cash flow model, for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the security, limited to the difference between the fair value and the amortized cost basis of the security. Any difference between the fair value of the security and the amortized cost basis, less the allowance for credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for credit losses subject to the total allowance previously recognized. Interest receivable of $0.5 million and $22 thousand as of December 31, 2025 and 2024, respectively, primarily related to short term investments are included in prepaid expenses and other current assets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually, or whenever there is an impairment indicator. Intangible assets are comprised of in-process research and development. The Company assesses impairment indicators annually as of December 31 or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. There was no impairment of goodwill or intangible assets identified during the years ended December 31, 2025 and 2024.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable and prior to any goodwill impairment test. An impairment loss is recognized when the total of estimated undiscounted future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. During the years ended December 31, 2025 and 2024, the Company recorded impairment loss of $0.4 million and $0.1 million for long-lived assets.

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

Most of the company's collaboration arrangements are related to delivering a combined performance obligation satisfied over time. Revenue is recognized over the estimated research period using an input measure based on the actual full-time employee (“FTE”) hours incurred as a percentage of projected FTE hours for completing the performance obligation. There have been changes in estimates of research service periods and/or the related estimated FTE hours-to-completion of certain of its research development programs in each reporting period. Such adjustment is accounted for on a prospective basis in the Company's revenue recognition. Changes in the estimated research service periods resulted in recognition of higher total revenue of $13.8 million for 2025 as compared to the estimated research service periods in place at the end of 2024, and a decrease of net loss per share by $0.10 for 2025.

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

Research and Development Expenses

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Stock-based Compensation

The Company measures compensation expense for all stock-based payment awards, including employee stock options, restricted stock units (“RSUs”), and employee stock purchases related to Employee Stock Purchase Plan (“ESPP”) based on estimated fair values of the award at the grant date, and recognizes compensation expense over the requisite service vesting period. Stock option forfeitures are accounted for in the period in which they occur.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2025, the Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease prepayments made and reduced by lease incentives. The Company’s lease terms may include options to extend the lease when it is reasonably certain that such option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term. The Company elected the short-term lease recognition exemption. The Company’s operating lease arrangement includes lease and non-lease components which are accounted for as a single lease component. The non-lease components generally refer to common area maintenance (“CAM”) charges related to the premises.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09"), which enhances transparency in income tax disclosures. ASU 2023-09 requires entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company has adopted this ASU as of December 31, 2025 on a prospective basis.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which enhances transparency in income statement disclosures. ASU 2024-03 requires entities to disclose detailed information about specific components of income statement expenses, such as employee compensation, depreciation, and amortization, as well as other significant expense categories. The objective is to provide financial statement users with greater insight into the nature and variability of expenses, improving their ability to analyze financial performance and make informed decisions. ASU 2024-03 is effective for the annual reporting periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt this ASU during the year ended December 31, 2027 on a prospective basis and is currently evaluating the impact on its financial statements.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period. Diluted net loss per share is the same as basic net loss per share in the period when the effect of the potentially dilutive securities is anti-dilutive. The pre-funded warrants were included in both the basic and diluted EPS calculation.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(20,370)	$31,869

Denominator:
Basic
Weighted-average common shares outstanding	137,935,873	77,516,177
Weighted-average pre-funded warrants	—	6,923,126
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	137,935,873	84,439,303
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	137,935,873	84,439,303
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	—	305,813
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	137,935,873	84,745,116

Net income (loss) per share, basic and diluted
Basic	$(0.15)	$0.38
Diluted	$(0.15)	$0.38

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Options and ESPP to purchase common stock	16,371,358	14,452,982
Common stock warrants	8,653,847	11,538,462
RSUs	3,014,539	227,925
Total potentially dilutive weighted-average outstanding shares	28,039,743	26,219,369

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company’s financial instruments consist of Level I and Level II assets which consist primarily of highly liquid money market funds, some of which are included in restricted cash and U.S. Treasury securities that are included in short-term investments. Our Level II marketable securities are valued using third-party pricing sources, which can include observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing.

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$12,775	$—	$12,775
Restricted cash (money market funds)	Level I	1,527	—	1,527
U.S. Treasury securities	Level II	124,274	111	124,385
Total		$138,576	$111	$138,687

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$28,313	$—	$28,313
Restricted cash (money market funds)	Level I	1,027	—	1,027
U.S. Treasury securities	Level II	72,503	27	72,530
Total		$101,843	$27	$101,870

As of December 31, 2025, the remaining contractual terms of the U.S. Treasury securities are less than a year. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities to maturity for a recovery of our cost basis.

5. Property and Equipment

Property and equipment, net consisted of the following:

	December 31
	2025	2024
	(in thousands)
Laboratory equipment	$14,444	$14,525
Computer equipment and software	1,125	1,117
Furniture and fixtures	1,051	1,051
Leasehold improvements	1,604	2,005
Construction in progress	—	—
	18,224	18,698
Less: accumulated depreciation and amortization	(16,920)	(16,231)
	$1,304	$2,467

Depreciation and amortization expense was $1.2 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

6. Intangible Asset

The intangible asset is being amortized over the estimated lives of the patents which average 12 years. The amortization expense for each of the years ended December 31, 2025 and 2024 was $0.1 million.

	December 31,
	2025	2024
	(in thousands)
PROBODY platform intangible asset	$1,750	$1,750
Less accumulated amortization	(1,312)	(1,167)
	$438	$583

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Research and clinical expenses	$4,345	$8,581
Payroll and related expenses	8,209	2,578
Legal and professional expenses	1,478	689
Restructuring expenses	23	—
Other accrued expenses	142	490
Total	$14,197	$12,338

8. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Year Ended December 31,
	2025	2024
	(in thousands)
Amgen	$9,819	$3,054
Astellas	17,913	29,378
Bristol Myers Squibb	41,928	77,960
Regeneron	6,510	10,830
Moderna	31	16,881
Total revenue	$76,201	$138,103

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

In January 2022, the IND for the EGFR product (“CX-904”) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”) and the program progressed into Phase 1 dose escalation. In March 2025, CytomX and Amgen jointly decided to not continue CX-904 development and Amgen terminated its license to the EGFR Products. As a result, all of the remaining deferred revenue of the EGFR product was recognized in the first quarter of 2025 due to Amgen terminating its license to the EGFR Product effective May 2025. In April 2025, the Amgen Other Product was also terminated with 60 days written notice pursuant to the Amgen Agreement. The Amgen research collaboration remains in effect with the current scope being the preclinical TCE that CytomX selected from Amgen’s preclinical pipeline further discussed below.

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

Concurrent with the execution of the Amgen Agreement, the Company entered into a sublicense agreement whereby the Company granted Amgen a sublicense of its rights to one patent family that it co-owns with UCSB, that is exclusively licensed to the Company under the UCSB Agreement covering certain conditionally activatable antibodies in the fields of therapeutics, in vivo diagnostics and prophylactics. This sublicense was incremental to the patents, patent applications and know-how covering conditionally activated T-cell engaging bispecific molecules that were developed and owned by the Company and licensed to Amgen. Under the UCSB Agreement, as amended, the Company is obligated to make a sublicense payment to UCSB equal to up to 7.5% of certain upfront and milestone payments owed to or received by the Company.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Of the $51.2 million total transaction price, the Company allocated $46.4 million to the EGFR Products performance obligation and $4.8 million to the Amgen Other Product performance obligations. The transaction price of each performance obligation was recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual full-time employee (“FTE”) hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the research service period. The $4.8 million transaction price allocated to the Amgen Other Product performance obligation was recognized using estimated FTE hours-to-completion over the estimated research service period of six years.

The Company evaluates the measure of progress each reporting period using the input method and, if necessary, adjusts the measure of performance and related revenue recognition. As of June 30, 2025, the Company had completed its performance obligations related to the EGFR Products and the Amgen Other Products and recognized the remaining deferred revenue. As of December 31, 2024, deferred revenue related to the EGFR Products performance obligation was $9.7 million and was immaterial for the Amgen Other Products.

Astellas Pharma Inc.

The Company and Astellas Pharma, Inc. (“Astellas”) entered into a Collaboration and License Agreement (the “Astellas Agreement”) on March 23, 2020, the effective date, to collaborate on preclinical research activities to discover and develop certain antibody compounds for the treatment of cancer using the Company’s PROBODY therapeutic technology.

Under the terms of the Astellas Agreement, the Company granted Astellas an exclusive, worldwide right to develop and commercialize PROBODY therapeutics for up to four collaboration targets including one initial target and three additional targets (“Additional Targets”). In addition, Astellas had the right to expand the number of Additional Targets from three up to five (the “Expansion Option”) before the third anniversary of the effective date. Furthermore, for a specified number of targets, at a pre-specified time prior to the initiation of the first pivotal study of a product against such target, the Company had the option to elect to participate in certain development costs and share in the profits generated in the United States with respect to such product (“Cost Share Option”). The Cost Share Option, if exercised, also provided the option for the Company to co-commercialize such product in the United States. The Company had not considered the Cost Share Option as a performance obligation at the inception of the agreement as participation is at the Company’s discretion.

Pursuant to the Astellas Agreement, the consideration from Astellas was comprised of an upfront fee of $80.0 million and total potential contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.2 billion. The Company was also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas was responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company was entitled to receive research and development service fees based on a prescribed FTE rate.

The Company had determined that the license and expertise related to the development of product candidates should be combined with the research and development services and participation in the joint research committee as one combined performance obligation for each collaboration target. The Company concluded, that at the inception of the agreement, Astellas’ Expansion Option for Additional Targets were not material rights and therefore not considered performance obligations. As such, each option would have been accounted for as a separate arrangement upon exercise.

The initial transaction price of $103.2 million consists of the upfront fee of $80.0 million and estimated research and development fees of $23.2 million. The transaction price was allocated between the four performance obligations based on the relative standalone selling price of each performance obligation, which was deemed to be equal at the inception of the agreement. The Company determined that all potential milestone payments are constrained as of December 31, 2025 due to the significant uncertainty of achievement.

The transaction price, as allocated to the combined performance obligation for each target, is recognized using an input measure. In applying the input method of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred over the estimated research service period of each target.

In January 2023, the Company achieved a clinical candidate milestone for the first collaboration target nomination under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company which was fully recognized in the first quarter of 2023 as the Company had completed its related performance obligation. In March 2024, the Company achieved the good laboratory practices ("GLPs") toxicology milestone for this candidate which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of this first collaboration target. Also, in March 2024, the Company achieved a clinical candidate milestone for a second collaboration target nomination under the Astellas Agreement which triggered an additional $5.0 million milestone

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

payment to the Company. The $5.0 million milestone payment for this second nomination was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation. In the first quarter of 2025, Astellas initiated GLP toxicology studies for the second collaboration target, triggering a $5.0 million milestone payment to CytomX. The $5.0 million milestone payment was fully recognized in the first quarter of 2025 as the Company had completed its related performance obligation of this second collaboration target.

As of December 31, 2025 and 2024, deferred revenue relating to the Astellas Agreement was $8.6 million and $17.4 million, respectively. The amount due from Astellas under the Astellas Agreement was $0.9 million and $1.1 million as of December 31, 2025 and 2024, respectively. In the first quarter of 2026, Astellas chose not to advance the remaining preclinical programs which will result in the completion of CytomX’s performance obligation and recognition of the remaining deferred revenue by the second quarter of 2026.

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

CYTOMX THERAPEUTICS, INC.

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

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it has no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. The Company has received in aggregate $297.0 million in upfront and milestone payments under the agreement. The Company's research efforts on all the ongoing programs were completed in April 2025 upon which the $11.6 million of remaining deferred revenue was fully recognized. In May 2025, one collaboration target was also terminated with two months written notice pursuant to the BMS Agreement and two preclinical programs remain in development with Bristol Myers Squibb responsible for further advancement.

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

ModernaTX, Inc.

The Company and ModernaTX, Inc. (“Moderna”) entered into a Collaboration and License Agreement (the “Moderna Agreement”) on December 30, 2022, the effective date, to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (“mRNA”) based conditionally activated therapies using the Company’s PROBODY therapeutic technology. Moderna is solely responsible for the development (preclinical and clinical), manufacturing, and commercialization of any products under the Moderna Agreement.

Under the terms of the Moderna Agreement, the Company granted Moderna an exclusive, worldwide right to develop and commercialize PROBODY therapeutics for the collaboration programs. In exchange, the Company received an upfront payment of $35.0 million in January 2023, including $5.0 million of prepaid research and development service fees. The Company will continue to receive research and development service fees according to the preclinical research work plans based on a prescribed FTE rate and is eligible to receive up to approximately$1.2 billion in future development, regulatory, and commercial milestone payments. The Company is also eligible to receive tiered royalties from high-single digit to low-teen percentage rates of annual global net sales of any products that are commercialized under the Moderna Agreement.

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

The transaction price at the contract inception was allocated among the performance obligations using the SSP of each performance obligation, which was determined to be equal due to the early stage of the collaboration programs. The transaction price allocated to the collaboration programs is recognized using an input method. In applying the input measure of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for the respective collaboration program over an estimated service period of four years. Due to Moderna's budget considerations in 2025, the Company's remaining activities for its performance obligation are currently paused pending future alignment with Moderna.

As of December 31, 2025 and 2024, deferred revenue relating to the Moderna Agreement was $9.3 million and $9.3 million, respectively. The amount due from Moderna under the Moderna Agreement was $0 and $0.9 million as of December 31, 2025 and December 31, 2024, respectively.

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

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

The transaction price was allocated among the performance obligations using the SSP of each performance obligation, which was determined to be equal at the inception of the agreement. The transaction price allocated to each performance obligation is recognized using an input measure. In applying the input measure of revenue recognition, the Company uses actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the estimated research service period of four years, which is projected to end in November 2026.

As of December 31, 2025 and 2024, deferred revenue relating to the Regeneron Agreement was $10.5 million and $15.6 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $0.8 million and $1.0 million as of December 31, 2025 and December 31, 2024, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities for the years ended in December 31, 2025 and 2024 (in thousands):

Deferred Revenue
(in thousands)
Balance at 12/31/2023	$212,315
Additions	8,643
Revenue Recognized	(126,895)
Balance at 12/31/2024	$94,063
Additions	5,605
Revenue Recognized	(71,201)
Balance at 12/31/2025	$28,467

The Company expects that the $28.5 million of deferred revenue related to the following contracts as of December 31, 2025 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $8.6 million of deferred revenue related to the Astellas Agreement is expected to be recognized until 2026.
•
The $9.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, are expected to be recognized pending alignment with Moderna's budget consideration.
•
The $10.5 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2026.

9. License Agreement

UCSB Agreement

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

In August 2010, the Company entered into an exclusive, worldwide license agreement with University of California, Santa Barbara (“UCSB”), relating to the use of certain patents and technology, and to patent rights the Company co-owns with UCSB that cover certain conditionally activatable antibodies (the “UCSB Agreement”). Pursuant to the UCSB Agreement, the Company has annual minimum royalty obligations of $0.2 million under the terms of certain exclusive licensed patent rights. In April 2019, the Company entered into Amendment No.3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No.3”). Under the terms of Amendment No.3, the Company agreed to make an additional annual license maintenance fees of $0.8 million through 2031. In the event that the Company terminates the agreement due to material concern of the safety or efficacy of the related technology, 50% of all remaining maintenance fees will become due immediately. Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.

In 2023, the Company incurred $0.2 million of sublicense fees triggered by achieving the clinical candidate milestone under the Astellas Agreement. In 2024, the Company incurred $0.6 million of sublicense fees triggered by achieving the GLP toxicology studies milestone for the first clinical candidate which was nominated by Astellas in 2023, as well as by achieving the clinical candidate nomination milestone for a second collaboration target under the Astellas Agreement. In the first quarter of 2025, the Company incurred $0.2 million of sublicense fees triggered by achieving the GLP toxicology studies milestone for the second clinical candidate which was nominated by Astellas in March 2024.

During the years ended December 31, 2025 and 2024, the Company incurred sublicense expenses of $1.1 million and $1.6 million, respectively, under the provisions of the UCSB Agreement.

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

In April 2024, the Company made a $5.0 million payment of the $35.0 million in potential clinical development milestone payments to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for Varseta-M under the ImmunoGen 2019 License Agreement.

Varseta-M, which is currently in Phase 1 development, is covered under the ImmunoGen License Agreement.

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

10. Commitments and Contingencies

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business, but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company recorded $0.9 million of cash securing the Letter of Credit as non-current restricted cash on its balance sheet as of December 31, 2025 and 2024.

Supplemental information related to leases are as follows:

	Year Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,729	$5,572
Weighted-average remaining lease term (in years)
Operating lease	0.75	1.75
Weighted-average discount rate
Operating lease	8.25%	8.25%

	Year Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Operating lease cost	$5,067	$5,067
Variable lease cost	2,095	2,151
Sublease income	1,193	1,185

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2025
(in thousands)
Maturity of operating lease liabilities
2026	$4,387
Total lease payments	4,387
Less imputed interest	(147)
Present value of lease liabilities	$4,240

In March 2023, the Company entered into a sublease agreement for a portion of its existing office and laboratory space. The sublease is classified as an operating lease whereby sublease income, which is included as an offset against operating lease cost, is recognized on a straight-line basis over the sublease term that expires on September 30, 2026. In January 2026, the Company and the sublease tenant entered into a sublease termination agreement, resulting in an early termination of the sublease in February 2026. Pursuant to the sublease termination agreement, the sublessee will pay an aggregate of $0.6 million as final settlement of the sublease. The $0.6 million was collected in January 2026.

In November 2025, the Company entered into a lease (the “2026 Lease”) of office and laboratory space located in Emeryville, California for the Company’s corporate headquarters. The contractual commencement date for the 2026 Lease will be October 1, 2026. The 2026 Lease will expire on December 31, 2029, and the Company has two options to extend the term, each for an additional two years, at the then fair market rent as determined under the term of the 2026 Lease. The Company is not reasonably certain to exercise the options. Under the terms of the lease, the Company is obligated to make aggregate future minimum lease payments totaling approximately $5.7 million over the lease term payable starting from January 2027, exclusive of operating expenses and other common area charges. The Company determined that the lease commencement date for accounting purpose is April 1, 2026, when the office and laboratory space is expected to be available for use by the Company to begin construction of its leasehold improvements.

2026 Lease	December 31, 2025
(in thousands)
Maturity of operating lease liabilities
2027	$1,815
2028	1,900
2029	1,986
Total undiscounted lease payments	$5,701

12. Common Stock

In February 2020, the Company entered into the Open Market Sale Agreement (as amended on each of March 4, 2022 and August 9, 2024, the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, providing for the sale of up to $75,000,000 of its common stock, at par value $0.00001 per share, from time to time under an at-the-market (“ATM”) offering. Pursuant to the Sales Agreement, Jefferies as the sales agent will receive a commission of 3.0% of the gross sales price for shares of common stock sold under the Sales Agreement. In 2024, under the ATM program, the Company sold approximately 3.9 million shares at a weighted average price of $1.82 per share for net proceeds of approximately $6.9 million after deducting sales commissions and related issuance cost. In the fourth quarter of 2025, the Company sold approximately 4.9 million shares at a weighted average price of $3.44 per share under the ATM program for net proceeds of approximately $16.3 million, after deducting sales commissions and related issuance cost.

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

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement (the “Private Placement Agreement”) and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

costs of approximately $0.3 million. In the private placement, the Company issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock, accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. The initial exercise price of the Tranche 1 and Tranche 2 warrants was $4.16 per share and $6.24 per share, respectively. The public offering in May 2025 triggered an adjustment provision in the Tranche 1 and Tranche 2 warrants, pursuant to which the exercise prices were reduced to $2.73 and $3.77 per share, respectively. As a result of the exercise price reduction adjustment, the Company recorded deemed dividend of $3.0 million as a down round adjustment for the warrants in additional paid-in-capital against retained earnings in 2025. The deemed dividend is treated as a reduction to income available to common stockholders for the basic net income (loss) per share calculation. However, the adjustment to net income (loss) is not required in periods when the warrants are out-of-the-money for the diluted net income (loss) per share calculation. The Tranche 1 warrants expired without being exercised in July 2025 and the Tranche 2 warrants will expire in July 2026. In May 2024, BVF exercised its right to purchase 7.5 million shares of common stock through its pre-funded warrants at an exercise price of $0.00001 per share. In May 2025, BVF exercised its right to purchase the remaining 6.9 million shares of common stock through its pre-funded warrants at an exercise price of $0.00001 per share.

The following table summarizes the Company's activities of outstanding warrants for the year ended December 31, 2024 and 2025:

	Pre-funded Warrants		Tranche 1 Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share
Balance at December 31, 2023	14,423,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24
Exercises	(7,500,000)		—		—
Balance at December 31, 2024	6,923,077	$0.00001	5,769,231	$4.16	5,769,231	$6.24
Exercised	(6,923,077)		—		—
Expired	—		(5,769,231)		—
Balance at December 31, 2025	—	$0.00001	—	$2.73	5,769,231	$3.77

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

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

In June 2025, the Company’s stockholders approved the amendment and restatement of the 2015 Plan, among other things, to increase the aggregate number of shares of the Company’s common shares available for grant to approximately 6.3 million shares, remove the “evergreen provision” which provided an annual increase of shares under the Plan on January 1 of each calendar year by 4% of the total number of issued and outstanding shares of common stock as of January 1 of the same year. As of December 31, 2025 and 2024, 5,191,986 shares and 2,319,648 shares of common stock, respectively, were available for future issuance under the 2015 Plan.

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

The initial number of shares of common stock available for future issuance under the 2019 Plan was 1,815,000. During 2021, the total number of shares of common stock available for issuance under the 2019 Plan has increased by 1,000,000 shares. In conjunction with the amendment of the 2015 Plan approved by the Company's stockholders in June 2025, the Company discontinued the 2019 Plan with respect to new equity awards. All the remaining shares available for grant under the 2019 Plan were released and transferred to the 2015 Plan. As of December 31, 2025 and 2024, no shares and 1,658,672 shares, respectively, of common stock were available for future issuance under the 2019 Plan.

The following table summarizes the Company's stock option activities:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2024	14,562,061	$6.20
Options granted	4,653,805	1.75
Options exercised	(319,855)	1.57		$470.1
Options cancelled/forfeited	(2,187,069)	5.63
Balances at December 31, 2025	16,708,942	5.12	6.1	$24,594.2
Options Exercisable—December 31, 2025	11,354,089	$6.63	4.9	$11,996.4

The aggregate intrinsic values of options exercised, outstanding and exercisable were calculated as the difference between the exercise price of the options and the quoted market price of the underlying common stock as of December 31, 2025.

The Company recorded $3.9 million and $5.8 million of stock-based compensation expense related to the stock option plans for the years ended December 31, 2025 and 2024, respectively.

The options granted in the years ended December 31, 2025 and 2024 had weighted-average per share grant-date fair values of $1.41 and $1.21, respectively. As of December 31, 2025, the unrecognized compensation expense with respect to options granted was $7.3 million and is expected to be recognized over 2.58 years.

Time-based RSUs (“TRSU”)

The following table summarizes the Company's TRSU activities:

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,853,232			$2.00
RSUs awarded	2,060,683			0.94
RSUs vested	(565,125)			2.14
RSUs forfeited	(437,596)			1.86
Balance at December 31, 2025	2,911,194	0.9	$12,401.7	$1.25

The Company recorded $1.5 million and $1.5 million of stock-based compensation expense related to the TRSUs for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the unrecognized compensation expense with respect to the TRSUs was $2.1 million which is expected to be recognized over 1.5 years. The TRSUs generally vest ratably over two to four years.

Performance-based RSUs ("PSU")

2023 PSU

In February 2023, the Company granted 760,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.9 million. Vesting for 50% of the PSUs granted occurred upon attaining certain specific milestones by December 2024 (“2023-Tranche-1”), and the remaining 50% were set to vest upon attaining certain specific milestones by December 2025 (“2023-Tranche-2”). As of December 31, 2024, the PSUs for 2023-Tranche-1 were canceled as the related performance condition was not met by December 2024. The performance condition for 2023-Tranche-2 was determined to be satisfied in June 2025 and the 2023-Tranche-2 PSUs were fully vested. As a result, the Company recorded $0.7 million compensation cost for the year ended December 31, 2025.

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregated grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted will occur upon attaining certain specific milestones by December 2025 (“2024-Tranche-1”), and the remaining 50% will vest upon attaining certain specific milestones by December 2026 (“2024-Tranche-2”). As of December 31, 2025, the PSUs for 2024-Tranche-1 were canceled as the related performance condition was not met by December 2025. The Company determined that it is not probable that the performance conditions will be satisfied for 2024-Tranche-2 and hence no compensation cost was recorded for these awards through December 31, 2025.

2025 PSU

In September 2025, the Company granted 413,350 PSUs to executive employees with an aggregated grant date fair value of approximately $1.2 million. Vesting for one third of the PSUs granted will occur upon attaining a certain specific milestone (“2025-Tranche-1”), vesting for one third of the PSUs granted will occur upon attaining a certain specific milestone (“2025-Tranche-2”) on June 30, 2027 or later, and the remaining one third will vest upon attaining a certain specific milestone on June 30, 2028 or later (“2025-Tranche-3”). The Company determined that it is not probable that the performance conditions will be satisfied for each of these tranches and hence no compensation cost was recorded for these awards through December 31, 2025.

The following table summarizes the Company's PSU activities:

	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2024	1,190,000			$1.94
PSUs awarded	413,350			2.90
PSUs vested	(275,000)			2.52
PSUs forfeited	(622,500)			1.82
Balance at December 31, 2025	705,850	1.6	$3,006.9	$2.39

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

As of December 31, 2025, unrecognized compensation expense with respect to PSUs granted was $1.9 million, of which $1.5 million is expected to be recognized over approximately 1.6 years and $0.4 million will be recognized upon occurrence of the specific milestone.

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in October 2015, the Company’s Employee Stock Purchase Plan (“ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company issued 207,528 and 383,346 shares of common stock under the ESPP in 2025 and 2024, respectively. In June 2025, the Board of Directors approved an amendment and restatement of the ESPP to remove the expiration date of the plan and the annual increase of shares on January 1 of each calendar year as defined under the ESPP.

Shares available for future purchase under the ESPP were 348,824 shares and 556,352 shares at December 31, 2025 and 2024, respectively. The compensation expense related to the ESPP was $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $0.1 million of unrecognized compensation cost related to the ESPP, which the Company expects to recognize over 5 months.

Stock Based Compensation

Total stock-based compensation recorded related to stock options, TRSUs, PSUs and the ESPP was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$2,274	$2,716
General and administrative	4,028	4,952
Total stock-based compensation expense	$6,302	$7,668

Fair Value Assumptions:

The Company estimated the fair value of employee stock options and ESPP using the Black-Scholes valuation model based on the date of grant with the following weighted average assumptions:

	Options		ESPP
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Expected volatility	100.2%	84.0%	156%	104.0%
Risk-free interest rate	3.9%	4.0%	4.0%	5.0%
Dividend yield	—	—	—	—
Expected term (in years)	5.8	5.6	0.5	0.5
Weighted average grant date fair value per share	$1.41	$1.21	$1.70	$0.63

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

14. Income Taxes

The Company derives its income only from the United States. The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	238	224
Total current	238	224
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$238	$224

The table reflects the ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” for additional information on the adoption of ASU 2023-09.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Year Ended December 31, 2025
	Amount (in thousands)%
U.S. federal taxes at statutory rate	$(3,598)	21.0
State tax, net of federal benefit	238	(1.4)
Research tax credits	(355)	2.1
Change in valuation allowance	1,721	(10.1)
Nondeductible items
Stock based compensation	142	(0.8)
Sec 162(m) limitation	135	(0.8)
Other	49	(0.3)
Changes in unrecognized tax benefits	39	(0.2)
Deferred tax adjustment related to stock based compensation	1,856	(10.8)
Other	11	(0.1)
Total	$238	(1.4)

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate, prior to the adoption of ASU 2023-09, is as follows:
		Year Ended December 31,
		2024
U.S. federal taxes at statutory rate		21.0%
State tax, net of federal benefit		19.0
Stock compensation		4.6
Tax credits		(2.7)
Change in valuation allowance		(41.6)
Sec 162(m) limitation		0.1
Other		0.3
Total		0.7%

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities are set out below (in thousands):

	Year Ended December 31,
	2025	2024
Net operating loss carryforwards	$84,916	$62,544
Research and development credits	24,431	23,871
Lease liability	1,183	2,194
Intangible assets	28,978	6,456
Deferred revenue	8,131	22,111
Accrued liabilities	2,627	981
Stock-based compensation	9,082	8,770
Sec 174 capitalized research and development costs	28,901	37,249
Other	25	41
Total gross deferred income tax assets	188,274	164,217
Less: valuation allowance	(187,342)	(162,110)
Deferred tax assets, net of valuation allowance	932	2,107
Fixed assets	179	(1)
Right-of-use assets	(947)	(1,903)
Prepaid expenses	(164)	(203)
Deferred tax liabilities	(932)	(2,107)
Net deferred income tax liabilities	$—	$—

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $25.2 million and a decrease of $13.4 million, respectively.

The Company had net operating loss carryforwards for federal and state income tax purposes of approximately $394.5 million and $56.9 million, respectively, as of December 31, 2025, available to reduce future taxable income. Of the federal net operating loss carryforwards, $65.6 million will begin to expire in 2034, if not utilized and $328.9 million will be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2032, if not utilized.

The Company also has federal and state research and development tax credit carryforwards of $26.4 million and $15.0 million, respectively, as of December 31, 2025 available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2031 if not utilized. The state research and development tax credits will carryforward indefinitely.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. When such ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual Section 382 Limitation. The Company performed an IRC Section 382 analysis and determined that there was no ownership change in 2025 which may result in a reduction of its NOLs or its research and development credits expiring unused.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$19,994	$19,377
Additions based on tax positions related to current year	213	617
Adjustment based on tax positions related to prior years	—	—
Balance at end of the year	$20,207	$19,994

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

Of the unrecognized tax benefits as of each of December 31, 2025 and 2024, approximately $2.3 million would affect the Company’s effective tax rate if recognized. Penalties and interest of $1.0 million and $1.0 million, respectively, have been accrued for as of December 31, 2025.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.4 million in long term liabilities for the proposed tax assessment, penalties and interest through December 31, 2025. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.0 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

15. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. During the years ended December 31, 2025 and 2024, the Company made contributions to the plan of $0.5 million and $0.6 million, respectively.

16. Segment

The Company operates as a single operating segment. The Chief Executive Officer is identified as the Chief Operating Decision Maker (“CODM”). The CODM primarily reviews the Company’s financial information on an aggregate basis. The CODM utilizes the aggregated financial information to make strategic decisions, assess performance, and allocate resources across the Company. The aggregate information includes the revenue by collaboration partner, research and development expense by program, as well as net income that is reported on the Statements of Operations and Comprehensive Income (Loss). Net income (loss) is used to monitor budget versus actual results in assessing performance of the segment and in establishing management's compensation. The measure of segment assets is reported on the Balance Sheets as total assets. All of the Company’s long-lived assets are located in the United States. In addition to the revenue by collaborative partners disclosed in Note 8, the CODM reviews the following significant expenses in making decisions about the allocation of resources and assessing performance (in thousands):

	Year Ended December 31,
	2025	2024
	(in thousands)
Total revenue	$76,201	$138,103
External costs incurred by product candidate (target):
CX-904 (EGFRxCD3)	459	7,487
Varseta-M	24,302	17,846
CX-801 (IFNα2b)	1,627	2,505
Other wholly owned and partnered programs	1,922	7,075
General research and development expenses	7,495	16,288
Total external costs	35,805	51,201
Internal costs	32,923	32,181
Research and development expenses	68,728	83,382
General and administrative expenses	29,837	29,726
Total operating expense	98,565	113,108
Income (loss) from operations	(22,364)	24,995
Interest income	5,206	7,136
Other income (expense), net	28	(38)
Income/(loss) before income taxes	(17,130)	32,093
Provision for income taxes	238	224
Net income (loss)	$(17,368)	$31,869

CYTOMX THERAPEUTICS, INC.

Notes to Financial Statements

17. Restructuring

On January 6, 2025, the Company announced a restructuring plan to streamline its organization and prioritize Varseta-M (EpCAM PROBODY®ADC), CX-801 and its activities to support its research collaborations. This plan resulted in a reduction of approximately 40% of its workforce and was substantially completed in the first quarter of 2025. The Company incurred total restructuring charges of $2.8 million, primarily related to one-time severance payments and other employee-related costs. This includes $1.7 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded during the twelve months ended December 31, 2025.

The following is a summary of accrued restructuring costs as of December 31, 2025 (in thousands):

	Severance and Benefits Costs	Stock Based Compensation	Total
Restructuring cost recorded	$2,858	$77	$2,935
Cash payment	(2,685)	—	(2,685)
Changes in estimates	(149)	—	(149)
Non-cash charges	—	(77)	(77)
Balance at December 31, 2025	$24	$—	$24

18. Subsequent Event

In March 2026, Astellas chose to not advance the remaining preclinical programs under the alliance, resulting in a termination of the collaboration effective in the second quarter of 2026. CytomX is currently assessing options to advance select targets previously covered under the Astellas collaboration as part of its ongoing research and development strategy.

CYTOMX THERAPEUTICS, INC.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CYTOMX THERAPEUTICS, INC.

Item 9B. Other Information

The information set forth below is included for the purpose of providing disclosure under “Item 1.02 – Termination of a Material Definitive Agreement” of Form 8-K.

On March 12, 2026, CytomX Therapeutics, Inc. (the “Company”) received written notice from Astellas Pharma Inc. (“Astellas”) of Astellas’s termination of the Collaboration and License Agreement, dated as of March 23, 2020, by and between Astellas and the Company (the “Agreement”). Astellas exercised its right to terminate the Agreement, with such termination effective as of May 12, 2026.

The foregoing summary of the termination does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020. For a summary of the material terms of the Agreement, please see Note 8, Collaboration and License Agreements to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

CYTOMX THERAPEUTICS, INC.

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

CYTOMX THERAPEUTICS, INC.

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc,. effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

4.3	Registration Rights Agreement dated as of September 29, 2017 by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/7/2017	4.4

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

4.5	Form of Pre-Funded Warrant	8-K	7/3/2023	4.1

4.6	Form of Tranche Warrant	8-K	7/3/2023	4.2

10.1(a)#	2010 Stock Incentive Plan adopted on September 21, 2010 (“2010 Plan”).	S-1	8/28/2015	10.3

10.1(b)#	Form of Stock Option Agreement under the 2010 Plan.	S-1	8/28/2015	10.4

10.1(c)#	Separation Agreement, dated February 10, 2025, by and between CytomX Therapeutics, Inc. and Jeffrey Landau.	10-Q	5/12/2025	10.1

10.2(a)#	2011 Stock Incentive Plan, adopted on February 7, 2012, as amended (“2011 Plan”).	S-1	8/28/2015	10.1

10.2(b)#	Form of Restricted Stock Award Agreement and Option Exercise Agreement under the 2011 Plan.	S-1	8/28/2015	10.2

10.3(a)#	Form of 2015 Plan Option Agreement under the 2015 Equity Incentive Plan.	10-Q	11/23/2015	10.4

10.3(b)#	Amended and Restated CytomX Therapeutics, Inc. 2015 Equity Incentive Plan.	8-K	6/13/2025	10.1

10.3(c)#	Form of 2015 Equity Incentive Plan Early Exercise Option Agreement	10-Q	11/23/2015	10.5

CYTOMX THERAPEUTICS, INC.

10.3(d)#	Form of 2015 Equity Incentive Plan Restricted Share Unit Award Grant Notice and Agreement	10-K	3/21/2022	10.3

10.4(a)#	2019 Employment Inducement Incentive Plan adopted on September 18, 2019 (“2019 Plan”).	10-Q	11/7/2019	10.1

10.4(b)#	Form of Stock Option Agreement under the 2019 Plan.	10-Q	11/7/2019	10.2

10.5#	Amended and Restated CytomX Therapeutics, Inc. Employee Stock Purchase Plan.	10-Q	8/7/2025	10.2

10.6#	Form of Indemnification Agreement by and between CytomX Therapeutics, Inc. and each of its directors and each of its executive officers.	S-1	8/28/2015	10.16

10.7#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Sean A. McCarthy, D. Phil, dated as of December 15, 2010.	S-1	8/28/2015	10.7

10.8#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Rachael G. Lester, dated as of September 16, 2025.				X

10.9#	Amended and Restated Severance and Change of Control Agreement dated February 27, 2019, by and between CytomX Therapeutics, Inc. and Sean McCarthy. D. Phil.	10-Q	5/9/2019	10.1

10.10#	Form of Amended and Restated Severance and Change of Control Agreement by and between CytomX Therapeutics, Inc. and each of its executive officers other than Sean A. McCarthy.	10-Q	8/8/2023	10.2

10.11(a)	Lease dated as of December 10, 2015, by and between CytomX Therapeutics, Inc. and HCP Oyster Point III LLC.	8-K	12/16/2015	10.1

10.11(b)	Sublease Agreement dated as of March 24, 2023, by and between CytomX Therapeutics, Inc and Atomic AI, Inc.	10-Q	5/9/2023	10.1

10.11(c)	Office/Laboratory Lease, dated November 3, 2025, by and between CytomX Therapeutics, Inc. and Emery Station West, LLC.	10-Q	11/6/2025	10.2

10.12(a)	Exclusive License Agreement dated as of August 19, 2010, by and between The Regents of the University of California and CytomX Therapeutics, Inc., as amended by Amendment No. 1 to Exclusive Agreement effective as of May 30, 2013 and Amendment No. 2 to Exclusive Agreement effective as of November 8, 2013.	S-1/A	9/18/2015	10.21

10.12(b)†	Amendment No.3 to Exclusive License Agreement effective as of April 2, 2019, by and between CytomX Therapeutics, Inc. and The Regents of the University of California.	10-Q	5/9/2019	10.6

10.13(a)†	Collaboration and License Agreement dated as of May 23, 2014, by and between CytomX Therapeutics, Inc. and Bristol Myers Squibb Company.	10-Q	11/5/2020	10.2

10.13(b)†	Amendment to Extend Collaboration and License Agreement, dated March 17, 2017, by and between the Company and Bristol Myers Squibb.	10-Q	5/5/2017	10.1

CYTOMX THERAPEUTICS, INC.

10.13(c)†	Amendment No 2 to Collaboration and License Agreement, as amended, dated March 17, 2017, by and between the Company and Bristol Myers Squibb, effective as of February 22, 2021.	10-Q	5/6/2021	10.2

10.13(d)†	Amendment No 3 to Collaboration and License Agreement, dated May 23, 2014, by and between the Company and Bristol Myers Squibb Company, effective as of October 11, 2022.	10-Q	11/8/2022	10.6

10.14(a)†	Collaboration and License Agreement by and between CytomX Therapeutics, Inc. and Amgen, Inc. dated as of September 29, 2017.	10-Q	11/7/2017	10.1

10.14(b)†	Amendment No. 1 to the Collaboration and License Agreement, dated as of September 29, 2020, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	11/5/2020	10.3

10.14(c)†	Amendment No. 2 to the Collaboration and License Agreement, dated as of October 27, 2021, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-K	3/1/2022	10.20(c)

10.14(d)†	Amendment No. 3 to the Collaboration and License Agreement, dated as of May 18, 2023, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	8/8/2023	10.1

10.14(e)†	Amendment No. 4 to the Collaboration and License Agreement, dated as of March 28, 2024, by and between CytomX Therapeutics, Inc. and Amgen, Inc.	10-Q	5/8/2024	10.1

10.15†	License Agreement by and between CytomX Therapeutics, Inc. and ImmunoGen Inc., dated as of February 12, 2016.	10-Q	11/6/2018	10.4

10.16(a)†	Collaboration and License Agreement dated as of November 16, 2022 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.	10-K	3/27/2023	10.24

10.16(b)†	Amendment No.1 to the Collaboration and License Agreement effective as of June 28, 2024 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.	10-Q	8/8/2024	10.1

10.16(c)†	Amendment No. 2 to the Collaboration and License Agreement effective as of October 1, 2025 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.	10-Q	11/6/2025	10.1

10.17(a)†	Collaboration and License Agreement dated as of December 30, 2022 by and between CytomX Therapeutics, Inc. and ModernaTX, Inc.	10-K	3/27/2023	10.25

10.17(b)†	Amendment No.1 to the Collaboration and License Agreement effective as of November 20, 2025 by and between CytomX Therapeutics, Inc. and ModernaTX, Inc.				X

10.18	Unit Purchase Agreement by and among the CytomX Therapeutics, Inc. and certain accredited investors named therein, dated June 29, 2023.	8-K	7/3/2023	10.1

10.19(a)	Open Market Sale Agreement, dated as of February 27, 2020, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	10-K	2/27/2020	1.1

10.19(b)	Amendment No. 1 to Open Market Sale Agreement, dated as of March 4, 2022, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	S-3	8/9/2024	1.3

10.19(c)	Amendment No. 2 to Open Market Sale Agreement, dated as of August 9, 2024, by and between CytomX Therapeutics, Inc. and Jefferies LLC.	S-3	8/9/2024	1.4

CYTOMX THERAPEUTICS, INC.

19.1	Corporate Securities Trading Policy	10-K	3/11/2024	19.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Executive Compensation Clawback Policy	10-K	3/11/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

† Certain confidential portions of this exhibit (indicated by “[***]”) have been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K.

# Indicates management contract or compensatory plan.

* The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of CytomX Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under Item 16. We have elected not to include such summary.

CYTOMX THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytomX Therapeutics, Inc.

Date: March 16, 2026	By:	/s/ Sean A. McCarthy
	Name:	Sean A. McCarthy, D.Phil.
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Christopher W. Ogden
	Name:	Christopher W. Ogden
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CYTOMX THERAPEUTICS, INC.

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sean A. McCarthy, D. Phil. and Christopher W. Ogden and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean A. McCarthy	Chief Executive Officer and Director	March 16, 2026
Sean A. McCarthy, D.Phil.	(Principal Executive Officer)

/s/ Christopher W. Ogden	Chief Financial Officer	March 16, 2026
Christopher W. Ogden	(Principal Financial Officer and Principal Accounting Officer)

/s/ Matthew P. Young	Director	March 16, 2026
Matthew P. Young

/s/ Alan Ashworth	Director	March 16, 2026
Alan Ashworth, Ph.D. FRS

/s/ Elaine V. Jones	Director	March 16, 2026
Elaine V. Jones, Ph.D.

/s/ James R. Meyers	Director	March 16, 2026
James R. Meyers

/s/ Mani Mohindru	Director	March 16, 2026
Mani Mohindru, Ph.D.

/s/ Halley E. Gilbert	Director	March 16, 2026
Halley E. Gilbert

/s/ Zhen Su	Director	March 16, 2026
Zhen Su, M.D.