Form 10-Q
period 2026-03-31
CytomX Therapeutics, Inc.
filed 2026-05-07
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of April 30, 2026, the registrant had 217,702,919 shares of common stock, $0.00001 par value per share, outstanding. This number does not include 1,179,245 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of April 30, 2026 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s underwritten public offering in March 2026.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$28,828	$12,667
Short-term investments	317,879	124,385
Accounts receivable	646	2,013
Prepaid expenses and other current assets	5,743	4,856
Total current assets	353,096	143,921
Property and equipment, net	1,090	1,304
Intangible assets, net	401	438
Goodwill	949	949
Restricted cash	1,527	1,527
Operating lease right-of-use asset	2,264	3,396
Other assets	31	31
Total assets	$359,358	$151,566
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,368	$1,301
Accrued liabilities	11,923	14,197
Operating lease liabilities - short-term	2,856	4,240
Deferred revenue, current portion	17,876	26,877
Total current liabilities	34,023	46,615
Deferred revenue, net of current portion	979	1,590
Other long term liabilities	4,412	4,353
Total liabilities	39,414	52,558
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,050,037	810,844
Accumulated other comprehensive income	102	111
Accumulated deficit	(730,197)	(711,949)
Total stockholders' equity	319,944	99,008
Total liabilities and stockholders' equity	$359,358	$151,566

__________________

(1)
The condensed balance sheet as of December 31, 2025 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$10,258	$50,917
Operating expenses:
Research and development	19,238	18,868
General and administrative	10,692	9,428
Total operating expenses	29,930	28,296
Income (loss) from operations	(19,672)	22,621
Interest income	1,490	955
Other (expense) income, net	(7)	11
Income (loss) before income taxes	(18,189)	23,587
Provision for income taxes	59	62
Net income (loss) attributable to common stockholders	(18,248)	23,525
Other comprehensive income (loss):
Unrealized loss on investments, net of tax	(9)	(28)
Total comprehensive income (loss)	$(18,257)	$23,497

Net income (loss) per share:
Basic	$(0.10)	$0.27
Diluted	$(0.10)	$0.27
Shares used to compute net income (loss) per share
Basic	177,273,000	87,121,502
Diluted	177,273,000	87,150,666

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	170,186,365	$2	$810,844	$111	$(711,949)	$99,008
Exercise of stock options and release of RSUs	1,516,946	—	281	—	—	281
Issuance of common stock in follow on offering, net of issuance cost	45,990,567	—	228,351	—	—	228,351
Issuance of pre-funded warrants in follow on offering, net of issuance cost	—	—	5,855	—	—	5,855
Stock-based compensation	—	—	4,706	—	—	4,706
Other comprehensive loss	—	—	—	(9)	—	(9)
Net income	—	—	—	—	(18,248)	(18,248)
Balance at March 31, 2026	217,693,878	$2	$1,050,037	$102	$(730,197)	$319,944

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	80,099,889	$1	$691,095	$27	$(691,579)	$(456)
Exercise of stock options and release of RSUs	521,404	—	—	—	—	—
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive loss	—	—	—	(28)	—	(28)
Net income	—	—	—	—	23,525	23,525
Balance at March 31, 2025	80,621,293	$1	$693,103	$(1)	$(668,054)	$25,049

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(18,248)	$23,525
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	37	36
Depreciation and amortization	214	349
Accretion of discounts on short-term investments	(726)	(454)
Stock-based compensation expense	4,706	2,008
Non-cash lease expense	1,132	1,081
Changes in operating assets and liabilities
Accounts receivable	1,367	1,147
Prepaid expenses and other assets	(887)	(1,202)
Accounts payable	67	(804)
Accrued liabilities and other long-term liabilities	(3,599)	(2,106)
Deferred revenue	(9,612)	(44,623)
Net cash used in operating activities	(25,549)	(21,043)
Cash flows from investing activities:
Purchases of property and equipment	—	(119)
Purchases of short-term investments	(242,777)	(19,785)
Maturities of short-term investments	50,000	50,500
Net cash (used in) provided by investing activities	(192,777)	30,596
Cash flows from financing activities:
Proceeds from issuance of common stock, net issuance cost	228,351	—
Proceeds from issuance of pre-funded warrants, net issuance cost	5,855	—
Proceeds from exercise of stock options	281	—
Net cash provided by financing activities	234,487	—
Net increase in cash, cash equivalents and restricted cash	16,161	9,553
Cash, cash equivalents and restricted cash, beginning of period	14,194	39,079
Cash, cash equivalents and restricted cash, end of period	$30,355	$48,632
Supplemental disclosures of noncash financing activities:
Common stock issuance costs included in accrued liabilities	$780	$—

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

The condensed results of operations for this interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies this interim period as compared to the significant accounting policies disclosed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the “Notes to Financial Statements” included in Part II, Item 8 of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

Recently Adopted Accounting Pronouncement

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 during the interim period ended March 31, 2026 on a prospective basis and elected to apply the practical expedient to its current accounts receivable. Under this expedient, the Company assumes that current economic conditions as of the balance sheet date remain unchanged for the remaining contractual life of these receivables. The adoption of ASU 2025-05 did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which enhances transparency in income statement disclosures. ASU 2024-03 requires entities to disclose detailed information about specific components of income statement expenses, such as employee compensation, depreciation, and amortization, as well as other significant expense categories. The objective is to provide financial statement users with greater insight into the nature and variability of

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

expenses, improving their ability to analyze financial performance and make informed decisions. ASU 2024-03 is effective for the annual reporting periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt this ASU during the year ended December 31, 2027 on a prospective basis and is currently evaluating the impact on its financial statements.

3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by using the weighted-average number of shares of common stock outstanding, plus potential dilutive common stock during the period. Diluted net loss per share is the same as basic net loss per share in the period when the effect of the potentially dilutive securities is anti-dilutive. The pre-funded warrants have been included in both the basic and diluted EPS calculation.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable common stockholders	$(18,248)	$23,525

Denominator:
Basic
Weighted-average common shares outstanding	177,102,665	80,198,376
Weighted-average pre-funded warrants	170,335	6,923,126
Weighted-average common shares outstanding used to calculate basic net income per share	177,273,000	87,121,502
Diluted
Weighted-average common shares outstanding used to calculate basic net income per share	177,273,000	87,121,502
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	—	29,164
Weighted-average common shares outstanding used to calculate diluted net income per share	177,273,000	87,150,666

Net income (loss) per share
Basic	$(0.10)	$0.27
Diluted	$(0.10)	$0.27

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025

Options and ESPP to purchase common stock	18,209,834	16,024,352
Common stock warrants	5,769,231	11,538,462
RSUs	3,359,464	2,761,967
Total	27,338,529	30,324,781

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

The carrying amounts of the Company’s financial instruments, including restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The Company’s financial instruments are comprised of Level I and Level II assets, consisting primarily of highly liquid money market funds which are included in cash equivalents and restricted cash, and U.S. Treasury securities which are included in short-term investments. The Company's U.S. Treasury securities are classified as Level II marketable securities and are valued using third-party pricing sources, which can include observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing.

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		March 31, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$28,934	$—	$28,934
Restricted cash (money market funds)	Level I	1,527	—	1,527
U.S. Treasury securities	Level II	317,777	102	317,879
Total		$348,238	$102	$348,340

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$12,775	$—	$12,775
Restricted cash (money market funds)	Level I	1,527	—	1,527
U.S. Treasury securities	Level II	124,274	111	124,385
Total		$138,576	$111	$138,687

As of March 31, 2026 and December 31, 2025, interest receivable of $1.5 million and $0.5 million, respectively, primarily related to short- term investments are included in prepaid expenses and other current assets.

As of March 31, 2026, the remaining contractual terms of the U.S. Treasury securities are less than a year. Based on the scheduled maturities of our marketable securities, the Company determined that it was more likely than not that it will hold these marketable securities to maturity for a recovery of our cost basis.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Research and clinical expenses	$5,055	$4,345
Payroll and related expenses	3,904	8,209
Legal and professional expenses	1,831	1,478
Restructuring expenses	—	23
Other accrued expenses	1,133	142
Total	$11,923	$14,197

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Amgen	$—	$9,486
Astellas	8,993	9,446
Bristol Myers Squibb	—	30,364
Regeneron	1,265	1,614
Moderna	—	7
Total revenue	$10,258	$50,917

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

In January 2022, the IND for the EGFR Products (“CX-904”) was allowed to proceed by the U.S. Food and Drug Administration (“FDA”) and the program progressed into Phase 1 dose escalation. In March 2025, CytomX and Amgen jointly decided to not continue CX-904 development and Amgen terminated its license to the EGFR Products. As a result, all of the remaining deferred revenue of the EGFR Products was recognized in the first quarter of 2025 due to Amgen terminating its license to the EGFR Products effective May 2025. In April 2025, the Amgen Other Product was also terminated with 60 days written notice pursuant to the Amgen Agreement. The Amgen research collaboration remains in effect with the current scope being the preclinical TCE that CytomX selected from Amgen’s preclinical pipeline further discussed below.

At the initiation of the collaboration, CytomX had the option to select from programs specified in the Amgen Agreement, an existing preclinical stage TCE product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program and this program, CX-908, a PROBODY T cell engager targeting CDH3 and CD3, is currently in preclinical development. CytomX is responsible, at its expense, for converting this program to a conditionally activated TCE product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

As of June 30, 2025, the Company had completed its performance obligations related to the EGFR Products and the Amgen Other Products and recognized all deferred revenue.

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

Pursuant to the Astellas Agreement, the consideration from Astellas was comprised of an upfront fee of $80.0 million and total potential contingent payments for development, regulatory and sales milestones of up to an aggregate of approximately $1.2 billion. The Company was also entitled to tiered royalties from high-single digit to mid-teen percentage royalties from potential future sales. Astellas was responsible for all preclinical research costs incurred by either party as set forth in the preclinical research plan and the Company was entitled to receive research and development service fees based on a prescribed full-time employee ("FTE") rate.

In January 2023, the Company achieved a clinical candidate milestone for the first collaboration target nomination under the Astellas Agreement which triggered a $5.0 million milestone payment to the Company which was fully recognized in the first quarter of 2023 as the Company had completed its related performance obligation. In March 2024, the Company achieved the good laboratory practices ("GLPs") toxicology milestone for this candidate which triggered a $5.0 million milestone payment to the Company. The $5.0 million milestone payment was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation of this first collaboration target. Also, in March 2024, the Company achieved a clinical candidate milestone for a second collaboration target nomination under the Astellas Agreement which triggered an additional $5.0 million milestone payment to the Company. The $5.0 million milestone payment for this second nomination was fully recognized in the first quarter of 2024 as the Company had completed its related performance obligation. In the first quarter of 2025, Astellas initiated GLP toxicology studies for the second collaboration target, triggering a $5.0 million milestone payment to CytomX. The $5.0 million milestone payment was fully recognized in the first quarter of 2025 as the Company had completed its related performance obligation of this second collaboration target.

In the first quarter of 2026, Astellas chose not to advance the remaining preclinical programs and terminated the Astellas Agreement effective May 12, 2026, which is expected to result in the completion of the Company's performance obligation and recognition of the remaining deferred revenue by the second quarter of 2026. As a result, a cumulative adjustment of $7.1 million of revenue was recognized in the first quarter of 2026, which lowered the loss per share by $0.04 for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, deferred revenue relating to the Astellas Agreement was $47.0 thousand and $8.6 million, respectively. The amount due from Astellas under the Astellas Agreement was $0.4 million as of March 31, 2026 and $0.9 million as of December 31, 2025.

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

Pursuant to the BMS Agreement, the financial consideration from Bristol Myers Squibb was comprised of an upfront payment of $50.0 million and estimated research and development service fees, and the Company was initially entitled to receive contingent payments of up to

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

$25.0 million for additional targets and contingent payments for development, regulatory and sales milestones as well as royalty payments from potential future sales.

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

In February 2021, the Company and Bristol Myers Squibb amended the BMS Agreement and entered into Amendment Number 2 to amend the Collaboration and License Agreement (“Amendment 2”), as previously amended by Amendment 1. Subsequent to Amendment 2, in addition to Bristol Myers Squibb’s ongoing development of the CTLA-4 program, Bristol Myers Squibb also had the exclusive worldwide rights to develop and commercialize PROBODY therapeutics for up to five oncology targets. Under the terms of Amendment 2, the period for target selection was extended and in 2022, all remaining targets were selected. The Company continues to collaborate with Bristol Myers Squibb to discover and conduct preclinical development of PROBODY therapeutics against targets selected by Bristol Myers Squibb over the estimated research period, which was projected to end in April 2025. Pursuant to Amendment 2, the Company was eligible to receive contingent payments for development, regulatory and sales milestones as well as royalty payments from potential future sales.

In March 2024, following a Bristol Myers Squibb corporate portfolio prioritization process, Bristol Myers Squibb notified CytomX that it did not intend to continue the development of BMS-986288 beyond the current Phase 2 study and terminated its collaboration license to the CTLA-4 target under the collaboration. BMS-986288 was Bristol Myers Squibb’s leading next generation PROBODY CTLA-4 program that it had previously prioritized over BMS-986249, which was a PROBODY version of ipilimumab.

In June 2024, Bristol Myers Squibb prioritized its pre-clinical research activities under the collaboration and revised the research scope by one collaboration target. The Company determined that it had no further obligations related to the target that was deprioritized and accounted for the reduction of the target as a modification and the related remaining unrecognized transaction price was reallocated to the remaining performance obligations. The Company had received in aggregate $297.0 million in upfront and milestone payments under the agreement. The Company's research efforts on all the ongoing programs were completed in April 2025 upon which the $11.6 million of remaining deferred revenue was fully recognized with Bristol Myers Squibb responsible for further advancement. In May 2026, Bristol Myers Squibb decided to not advance the remaining preclinical programs resulting in a termination of the collaboration.

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

Due to Moderna's budget considerations, the Company's remaining activities for its performance obligation are currently paused pending future alignment with Moderna. As of March 31, 2026 and December 31, 2025, deferred revenue relating to the Moderna Agreement was $9.3 million and $9.3 million, respectively. There was no amount due from Moderna under the Moderna Agreement as of March 31, 2026 and December 31, 2025.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

As of March 31, 2026 and December 31, 2025, deferred revenue relating to the Regeneron Agreement was $9.5 million and $10.5 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $0.2 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the three months ended March 31, 2026 and 2025:

Deferred Revenue
(in thousands)
December 31, 2025	$28,467
Additions	646
Revenue recognized	(10,258)
March 31, 2026	$18,855

December 31, 2024	$94,063
Additions	1,355
Revenue recognized	(45,978)
March 31, 2025	$49,440

The Company expects that the $18.9 million of deferred revenue related to the following contracts as of March 31, 2026 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $9.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, are expected to be recognized primarily in 2026 and 2027, pending alignment with Moderna's budget considerations.
•
The $9.5 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, are expected to be recognized until 2026.

7. License Agreement

UCSB Agreement

In August 2010, the Company entered into an exclusive, worldwide license agreement with University of California, Santa Barbara (“UCSB”), relating to the use of certain patents and technology, and to patent rights the Company co-owns with UCSB that cover certain conditionally activatable antibodies (the “UCSB Agreement”). Pursuant to the UCSB Agreement, the Company has annual minimum royalty obligations of $0.2 million under the terms of certain exclusive licensed patent rights. In April 2019, the Company entered into Amendment No.3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No.3”). Under the terms of Amendment No.3, the Company agreed to make an additional annual license maintenance fee of $0.8 million through January 2031. In the event that the Company terminates the agreement due to material concern of the safety or efficacy of the related technology, 50% of all remaining maintenance fees

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

will become due immediately. Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.

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

For the three months ended March 31, 2026 and 2025, the Company incurred sublicense expenses of $0.9 million and $1.1 million, respectively, under the provisions of the UCSB Agreement.

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

In April 2024, the Company made a $5.0 million payment of the $35.0 million in potential clinical development milestone payments to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for Varseta-M under the ImmunoGen 2019 License Agreement. The remaining $30.0 million of potential development milestone payments under the License Agreement are expected to be triggered by the start of the first Phase 2 study and first Phase 3 study for an EpCAM program (e.g. Varseta-M) in the amounts of $10.0 million and $20.0 million, respectively.

Varseta-M, which is currently in Phase 1 development, is covered under the ImmunoGen License Agreement.

8. Common Stock

On March 19, 2026, the Company completed an underwritten offering of 45,990,567 shares of common stock at an offering price of $5.30 per share and pre-funded warrants to purchase 1,179,245 shares of common stock (the “Pre-Funded Warrants”) at a price of $5.29999 per share. The Pre-Funded Warrants have an exercise price of $0.00001 per share, subject to adjustments, and are exercisable from the date of issuance until fully exercised, subject to an ownership limitation. The aggregate net proceeds received by the Company from the offering were approximately $234.2 million, after deducting underwriting discounts and commissions of $15.0 million and offering expenses of $0.8 million. In addition, the Company granted the underwriters the option for 30 days to purchase up to an additional 7,075,471 shares of common stock at the public offering price of $5.30 per share. Such option expired unexercised in April 2026.

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

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received an aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, the Company issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock (the “BVF Pre-Funded Warrants”), accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. The initial exercise price of the Tranche 1 and Tranche 2 warrants was $4.16 per share and $6.24 per share, respectively. The public offering in May 2025 described above triggered an adjustment provision in the Tranche 1 and Tranche 2 warrants, pursuant to which the exercise prices were reduced to $2.73 and $3.77 per share, respectively. The Tranche 1 warrants expired without being exercised in July 2025 and the Tranche 2 warrants will expire in July 2026. BVF

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

exercised the BVF Pre-Funded Warrants for 7.5 million shares of common stock in May 2024 and for the remaining 6.9 million shares in May 2025, in each case at an exercise price of $0.00001 per share.

The following table summarizes the Company's outstanding warrants as of March 31, 2026:

	Pre-funded Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share
Balance at December 31, 2025	—		5,769,231	$3.77
Issuance in public offering	1,179,245	$0.00001	—
Balance at March 31, 2026	1,179,245	$0.00001	5,769,231	$3.77

9. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the three months ended March 31, 2026 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2025	16,708,942	$5.12
Options granted	2,611,949	6.09
Options exercised	(174,003)	1.62
Options forfeited/expired	(270,500)	14.46
Balance at March 31, 2026	18,876,388	$5.15

The Company recorded $3.8 million and $1.3 million of stock-based compensation expense related to the stock option plans for the three months ended March 31, 2026 and 2025, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the three months ended March 31, 2026 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	2,911,194	$1.25
RSUs awarded	1,089,212	6.09
RSUs vested	(1,342,943)	1.41
RSUs forfeited	—	—
Balance at March 31, 2026	2,657,463	$3.15

The Company recorded $0.9 million and $0.2 million of stock-based compensation expense related to the TRSUs for the three months ended March 31, 2026 and 2025, respectively.

Performance-based RSUs ("PSUs")

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregate grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted would occur upon attaining specified milestones by December 2025 (“2024-Tranche-1 PSUs”), and the remaining 50% will vest upon attaining specified milestones by December 2026 (“2024-Tranche-2 PSUs”). The 2024-Tranche-1 PSUs were canceled as the related performance condition was not met by December 2025. As of March 31, 2026, the Company determined that it is not probable that the performance conditions will be satisfied for 2024-Tranche-2 PSUs and hence no compensation cost was recorded for these awards through March 31, 2026.

2025 PSU

In September 2025 and February 2026, the Company granted a total of 463,350 PSUs to executive employees with an aggregate grant date fair value of approximately $1.5 million. Vesting for one-third of the PSUs granted will occur upon attaining a specified milestone (“2025-Tranche-1 PSUs”), vesting for one-third of the PSUs granted will occur upon attaining a specified milestone (“2025-Tranche-2 PSUs”) on June 30, 2027 or later, and the remaining one-third will vest upon attaining a specified milestone on June 30, 2028 or later (“2025-Tranche-3 PSUs”). As of March 31, 2026, the Company determined that it is not probable that the performance conditions will be satisfied for any of these tranches and hence no compensation cost was recorded for these awards through March 31, 2026.

Activities for the Company’s PSUs for the three months ended March 31, 2026, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	705,850	$2.39
PSUs awarded	50,000	6.09
Balance at March 31, 2026	755,850	$2.63

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Research and development	$892	$563
General and administrative	3,814	1,445
Total stock-based compensation expense	$4,706	$2,008

During the three months ended March 31, 2026, in connection with the extension of consulting arrangements for two former executives, the Company extended the vesting period of unvested options and awards and the exercisable period of vested options, as permitted under the Company's equity incentive plans. As a result, the Company recognized the full amount of the incremental stock-based compensation expense of approximately $2.5 million in the first quarter of 2026.

10. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets through March 31, 2026.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.4 million in long term liabilities for the proposed tax assessment, penalties and interest through March 31, 2026. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.0 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

11. Segment Disclosures

The Company operates as a single operating segment. The Chief Executive Officer is identified as the Chief Operating Decision Maker (“CODM”). The CODM primarily reviews the Company’s financial information on an aggregate basis. The CODM utilizes the aggregated financial information to make strategic decisions, assess performance, and allocate resources across the Company. The aggregate information includes the revenue by collaboration partner, research and development expense by program, as well as net income (loss) that is reported on the Statements of Operations and Comprehensive Income (Loss). Net income (loss) is used to monitor budget versus actual results in assessing performance of the segment and in establishing management's compensation. The measure of segment assets is reported on the Balance Sheets as total assets. All of the Company’s long-lived assets are located in the United States. In addition to the revenue by collaborative partners disclosed in Note 6, the CODM reviews the following significant expenses in making decisions about the allocation of resources and assessing performance (in thousands):

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Total revenue	$10,258	$50,917
External costs incurred by product candidate (target):
Varseta-M (EpCAM)	7,814	4,270
CX-801 (IFNα2b)	344	488
CX-904 (EGFRxCD3)	241	1,111
Other wholly owned and partnered programs	143	397
General research and development expenses	2,883	2,530
Total external costs	11,425	8,796
Internal costs	7,813	10,072
Research and development expenses	19,238	18,868
General and administrative expenses	10,692	9,428
Total operating expenses	29,930	28,296
Income (loss) from operations	(19,672)	22,621
Interest income	1,490	955
Other income (expense), net	(7)	11
Income (loss) before income taxes	(18,189)	23,587
Provision for income taxes	59	62
Net income (loss)	$(18,248)	$23,525

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

12. Restructuring

On January 6, 2025, the Company announced a restructuring plan to streamline its organization and prioritize Varseta-M (EpCAM PROBODY ADC), CX-801 and its activities to support its research collaborations. This plan resulted in a reduction of approximately 40% of its workforce and was substantially completed in the first quarter of 2025. The Company incurred total restructuring charges of $2.8 million during 2025, primarily related to one-time severance payments and other employee-related costs. This includes $1.7 million of research and development expenses and $1.1 million of general and administrative expenses that were recorded during 2025. The restructuring was completed as of March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2026. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage, oncology-focused biopharmaceutical company dedicated to developing innovative therapies to address major unmet need in oncology. We have led the field of conditionally activated, masked biologics through the development of our PROBODY technology platform. This versatile, multi-modality platform is built on a strong foundation of tumor biology expertise, including deep knowledge of tumor-associated enzymes known as proteases. Our masking strategy is designed to reduce binding of biologic therapeutics to their targets until the mask is removed by proteases in the tumor microenvironment, providing more selective targeting of the tumor and optimizing the predicted therapeutic index of our clinical candidates.

Our experience and leadership with the PROBODY platform for over 15 years has led to a highly focused strategy for the application of our technology in product development that has resulted in a current pipeline of novel clinical-stage and pre-clinical stage programs. In identifying and designing potential PROBODY therapeutics, we evaluate the following:

•
Target: Drug targets that have been validated previously as having clinical anti-tumor activity, but have been limited in their utility due to expression and toxicity in healthy tissues.
•
Indication: The significance of the clinical unmet need that may be addressed if the target could be targeted systemically and unlocked through masking.
•
Effector Mechanism: The PROBODY platform is highly versatile and is being applied to a wide range of modalities including antibody-drug conjugates (“ADCs”), T-cell engagers (“TCEs”), and cytokines. In PROBODY therapeutic design, the goal is to align the selected indication with the most validated drug modality (e.g. ADC, TCE) and cancer cell killing mechanism (e.g. cytotoxic payload) to maximize the potential for clinical activity.

Our two current clinical programs, varsetatug masetecan (“Varseta-M”) and CX-801 are in Phase 1 clinical development and are examples of our focused program development strategy. We aim to continue to advance our clinical pipeline towards later stage development and ultimately build a commercial enterprise to maximize our impact on the treatment of cancer.

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

Overall, the design of Varseta-M seeks to establish, for the first time, a clinically meaningful therapeutic window for the systemic treatment of patients with EpCAM-expressing cancers.

Varseta-M is designed to potentially address a broad range of EpCAM-expressing tumors, but is initially focused in CRC which is one of the largest unmet needs in oncology with over 1.9 million cases diagnosed annually around the world. It is also a disease that is expected to grow and estimated that there will be over 3 million cases globally by 2040. CRC is the second leading cause of cancer death worldwide and has a 5 year survival rate in the metastatic setting of only 13%. CRC is also the leading cause of cancer death in the U.S. for patients under the age of 50 and has been growing in incidence in younger patients over the last 3 decades.

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

While Varseta-M is initially being developed in late-line metastatic CRC, the program was developed with the vision to help a broad population of metastatic CRC patients, including those in the first- and second-line settings. Given Varseta-M’s mechanism of action, our longer-term development vision is to make Varseta-M a core component of the CRC treatment landscape in earlier lines of therapy, consistent with the development strategy that has been employed for other solid tumor ADCs. We plan to pursue combination strategies to progress this vision to move Varseta-M to earlier lines of therapy and initiated a Phase 1 combination study with bevacizumab in the first quarter of 2026.

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

In Phase 1 dose expansions starting in Q2 2025, prophylactic strategies for diarrhea management were investigated. In dose optimization starting in Q4 2025, an updated prophylaxis regimen of anti-motility medication (loperamide or diphenoxylate/atropine) plus budesonide was implemented.2 In the 20 patients receiving the updated prophylactic regimen at the Varseta-M expansion doses of 8.6 mg/kg and 10 mg/kg, Grade 3 diarrhea was 10%.3,4

Overall, as of the January 16, 2026 data cutoff, in the 80 patients treated at expansion and optimization doses ranging between 7.2 mg/kg to 10 mg/kg, the most common TRAEs were diarrhea (68 pts, 19 Gr 3), nausea (44 pts, 4 Gr 3), vomiting (29 pts, 3 Gr 3), fatigue (32 pts, 2 Gr 3), hypokalemia (21 pts, 13 Gr 3+), and anemia (13 pts, 6 Gr 3). Serious treatment related adverse events (SAEs) in > 1 patient included diarrhea (4), vomiting (3), hypokalemia (3), dehydration (3), acute kidney injury (2), and colitis (2).

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

Varsetatug Masetecan Development Status

As of April 2026, enrollment into Varseta-M Dose Optimization cohorts is complete, having reached the goal of 40 total patients across the 8.6 mg/kg Q3W and 10 mg/kg Q3W doses. Additional Phase 1 Varseta-M data, including data from ongoing dose optimization, is anticipated to be presented at a medical meeting in the second half of 2026. This update is expected to support monotherapy dose selection and a potential registrational trial design in late line CRC. FDA interactions are also planned in 2026 with the goal of aligning on potential first registrational study for Varseta-M monotherapy in advanced CRC to start in the first half of 2027.

A Phase 1 Varseta-M combination study with bevacizumab in CRC has commenced with an initial focus on determining combination dose(s) for later phase development, including in earlier lines of therapy. Varseta-M doses to be assessed in combination with bevacizumab will include Q2W and Q4W schedules to align with the approved bevacizumab CRC dose of 5 mg/kg Q2W. Initial clinical data are anticipated by the first half of 2027.

Phase 1/2 combination study including Varseta-M administered with bevacizumab, 5-fluorouracil, and leucovorin is planned to start in the second half of 2026.

Initiation of initial Phase 1 expansion cohort(s) in non-CRC indications is planned for the second half of 2026.

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

CX-801 Development

The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In the second quarter of 2024, we announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort. In May 2025, Phase 1 dose escalation enrollment of CX-801 in combination with KEYTRUDA® (pembrolizumab) in advanced melanoma was initiated and is currently enrolling at the third dose level.

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

Preclinical PROBODY Program and Platform

In addition to our clinical program focus on PROBODY ADCs such as Varseta-M and PROBODY cytokines such as CX-801, we view the field of masked biologics as having broad potential applicability across a range of therapeutic modalities, reflecting the versatility of our platform technology. A key focus of our current work with collaboration partners is T-cell engaging bispecific therapies (“TCEs”) where we have significant ongoing efforts with Regeneron and maintain significant research expertise.

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

We do not have any products approved for sale, and we continue to incur significant research and development as well as general and administrative expenses related to our operations. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $730.2 million and $711.9 million, respectively.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as noted in the revenue discussion below, there have been no material changes to our critical accounting policies and estimates for the three months ended March 31, 2026.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Amgen	$—	$9,486	$(9,486)
Astellas	8,993	9,446	(453)
Bristol Myers Squibb	—	30,364	(30,364)
Regeneron	1,265	1,614	(349)
Moderna	—	7	(7)
Total revenue	$10,258	$50,917	$(40,659)

The decrease in revenue of $40.7 million for the three months ended March 31, 2026, compared to the corresponding period of 2025 was primarily due to:

•
A decrease in revenue under the BMS Agreement driven by the completion of our performance obligations in the second quarter of 2025;
•
The recognition of all remaining deferred revenue under the Amgen Agreement resulting from Amgen terminating its license to the EGFR Products effective May 2025;
•
A decrease in revenue under the Astellas Agreement primarily driven by a $5.0 million preclinical milestone payment and higher research activities in the first quarter of 2025 compared to the corresponding period of 2026, partially offset by a $7.1 million accelerated recognition of its deferred revenue due to Astellas' notice of termination of the Astellas Agreement in the first quarter of 2026. The completion of our performance obligation under the Astellas Agreement is expected by the second quarter of 2026;
•
The continued primary focus on the lead preclinical program in 2026 under the Regeneron Agreement; and
•
The continued pause of the programs under the Moderna Agreement, driven by Moderna's budget considerations. The remaining research and development activities are pending Moderna's budget considerations.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
External costs incurred by product candidate (target):
Varseta-M (EpCAM)	$7,814	$4,270	$3,544
CX-801 (IFNα2b)	344	488	(144)
CX-904 (EGFRxCD3)	241	1,111	(870)
Other wholly owned and partnered programs	143	397	(254)
General research and development expenses	2,883	2,530	353
Total external costs	11,425	8,796	2,629
Internal costs	7,813	10,072	(2,259)
Total research and development expenses	$19,238	$18,868	$370

Research and development expenses increased by $0.4 million for the three months ended March 31, 2026, compared to the corresponding period of 2025 primarily due to a $3.5 million increase in external costs for Varseta-M manufacturing and clinical activities, partially offset by a $2.3 million decrease in internal costs reflecting the absence of $1.7 million of restructuring expenses incurred in the first quarter of

2025. We expect program development expenses in future quarters to be primarily focused on Varseta-M with expected continued growth in Varseta-M development spend.

General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
General and administrative	$10,692	$9,428	$1,264

General and administrative expenses increased by $1.3 million for the three months ended March 31, 2026, compared to the corresponding period of 2025, primarily driven by increased consulting expenses and stock based compensation expenses in the first quarter of 2026, partially offset by $1.1 million of restructuring expenses incurred in the first quarter of 2025.

Interest Income and Other Income (Expense), Net

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Interest income	$1,490	$955	$535
Other income (expense), net	(7)	11	(18)
Total interest income and other expense	$1,483	$966	$517

Interest income increased by $0.5 million during the three months ended March 31, 2026 compared to the corresponding period of 2025. The increase was primarily driven by the increase in cash and cash equivalents and short-term investments position in the first quarter of 2026 as a result of the underwritten public offering in March 2026.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $346.7 million and an accumulated deficit of $730.2 million, compared to cash, cash equivalents and short-term investments of $137.1 million and an accumulated deficit of $711.9 million as of December 31, 2025.

To date, we have financed our operations primarily through sales of our common stock in conjunction with the IPO, subsequent stock offerings and through our at-the-market offering, sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants.

In May 2025, we completed an underwritten public offering of 76,923,076 shares of common stock at a price of $1.30 per share and received net proceeds of approximately $93.4 million, after deducting underwriting discounts and commissions of $6.0 million and offering expenses of $0.6 million. In March 2026, we completed an underwritten public offering of 45,990,567 shares of common stock at an offering price of $5.30 per share and pre-funded warrants to purchase 1,179,245 shares of common stock (the “Pre-Funded Warrants”) at a price of $5.29999 per Pre-Funded Warrant and received the aggregate net proceeds of approximately $234.2 million, after deducting underwriting discounts and commissions of $15.0 million and offering expenses of $0.8 million.

We also have an at-the-market offering program (“ATM Program”) pursuant to a sales agreement with Jefferies, LLC (as amended on March 4, 2022 and August 9, 2024, the “Sales Agreement”). In 2025, we sold 4,872,861 shares at a weighted average price of $3.44 per share under our ATM offering for net proceeds of approximately $16.3 million after deducting sales commissions and related issuance costs. As of March 31, 2026, we had an aggregate of $39.4 million remaining for issuance under our ATM Program.

Based upon our current operating plan and liquidity requirements, we expect our existing capital resources will be sufficient to fund operations into at least the second half of 2028. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiating of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional capital to fund our operations in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(25,549)	$(21,043)
Net cash (used in) provided by investing activities	(192,777)	30,596
Net cash provided by financing activities	234,487	—
Net increase in cash, cash equivalents and restricted cash	$16,161	$9,553

Cash Flows from Operating Activities

Net cash used in operating activities of $25.5 million and $21.0 million for the three months ended March 31, 2026 and 2025, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for the three months ended March 31, 2026 and net income for the three months ended March 31, 2025 included, among other items, non-cash charges of stock-based compensation, non-cash lease expense, depreciation and amortization, partially offset by net accretion of discounts on short-term investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $192.8 million, primarily due to increased purchases of short-term investments following the funds received from our equity via the underwritten public offering in March 2026. These purchases were partially offset by proceeds from the maturities of marketable securities.

During the three months ended March 31, 2025, net cash provided by investing activities was $30.6 million, primarily due to proceeds from the maturities of short-term investments, partially offset by purchases of short-term investments.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities of $234.5 million was primarily due to net proceeds from equity issuance via the underwritten public offering in March 2026.

During the three months ended March 31, 2025, there was no cash used in or provided by financing activities.

Contractual Obligations

During the three months ended March 31, 2026, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations. We had cash, cash equivalents and short-term investments of $346.7 million and $137.1 million as of March 31, 2026 and December 31, 2025, respectively, which consist of bank deposits, money market funds and U.S. Treasury securities. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant for us.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of March 31, 2026, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of the portfolio.

We are also exposed to foreign currency exchange risk related to foreign currency-based expenses. To date, foreign currency transaction gains and losses have not been material to our financial statements. We do not currently hedge our foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our PROBODY® platform. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our PROBODY platform and resulting product candidates.
•
If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.
•
If we do not achieve our projected development and commercialization goals in our expected or our announced timeframes, the commercialization of any of our product candidates may be delayed, or never attained, and our business will be harmed.
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

Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic product candidates, based on our proprietary biologic PROBODY conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $730.2 million and $711.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Furthermore, we have never generated any revenue from product sales, and have not obtained regulatory approval for any of our product candidates. We also do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially over time as we continue the development of our pipeline and advance additional programs into clinical development. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our collaborators', successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. In January 2025, we restructured the company and reduced headcount by approximately 40% to preserve capital and focus on high priority programs. In May 2025 and March 2026, we raised approximately $93.4 million and $234.2 million, respectively, of net proceeds through underwritten public offerings of our equity securities. As a result, we believe we have sufficient capital to operate into the second half of 2028. We will need to raise additional funds to continue our efforts. However, financial market conditions, including the public equity markets, and government regulation, including legislative and regulatory uncertainties affecting the biopharmaceutical industry, may continue to make it difficult for biotechnology companies to raise additional funds. We cannot predict when or if market conditions will change.

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $346.7 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second half of 2028. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements, including the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received through the sales of our equity securities in July 2023, May 2025 and March 2026. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additionally, our stock price has declined and our ability to raise adequate funding through equity offerings, if at all, may be limited. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partners' product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of initial clinical trials for future programs is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for our product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin clinical trials under such IND, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. For example, in March 2025, based on clinical observations to date and CytomX pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program.

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

We could find that the therapeutics we or our collaborators pursue are not safe, pure, potent (or efficacious). For example, in March 2025, based on clinical observations to date and CytomX pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

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

Interim, “top-line,” initial and preliminary data from our clinical trials, including the ongoing Phase 1 clinical trials of Varseta-M and CX-801, that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. For example, in May 2024, we disclosed initial data from our ongoing Phase 1a dose escalation clinical trial of CX-904. In March 2025, based on clinical observations to date and CytomX pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates, including Varseta-M and CX-801. Our lead program, Varseta-M, is an antibody-drug conjugate which is in a class of therapy known to drive potent anti-cancer activity, but that often have side effects or adverse events that need to be managed in order for patients to derive benefits from treatment. There can be no assurance that unexpected adverse events will not occur in our ongoing trials, including the ongoing Phase 1 clinical trials of Varseta-M or CX-801, or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

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

Further, in 2025, the BIOSECURE Act was enacted into law, and prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our PROBODY therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for Varseta-M and CX-801, we will need to manufacture them in large quantities. There can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for Varseta-M or CX-801 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. However, we may have to start late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid-trial. In such event, the FDA will require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late- stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, extend the life of our drug stability of product candidates, or successfully complete the FDA’s bridging requirements, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen, Moderna, Pfizer, Regeneron and others to develop certain PROBODY therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. Our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement. Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations, including the preclinical collaboration programs with Regeneron and Moderna;
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

For example, in January 2023, we announced topline results of the Phase 2 expansion cohorts of CX-2029 and in March 2023, AbbVie decided not to continue the future development of CX-2029. We re-acquired full rights to CX-2029, however, in the fourth quarter of 2023, we decided not to make any further significant investments in the solid tumor CX-2029 program and terminated the program in the first quarter of 2025. Additionally, in March 2025, based on clinical observations to date and our pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program.

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

Substantially all of our revenue to date has been derived from our existing collaboration agreements and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements we may enter into in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, reimbursement of development costs, the achievement of milestones and royalties, if any, derived from future products developed from our research. If our development partners do not select additional targets and we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights. Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights. Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2023, AbbVie terminated our 2016 CD71 License and Collaboration Agreement, and from time to time some of our research programs have been terminated by our partners. The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration or program is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, in March 2025, based on clinical observations to date and our pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program and we will not receive any milestone or other payments from them on this program.

If we do not achieve our projected development and commercialization goals in our expected or our announced timeframes, the commercialization of any of our product candidates may be delayed, or never attained, and our business will be harmed.

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

Because we have limited financial and managerial resources, we focus on specific product candidates and indications. For example, in July 2022, we announced that we would not continue the development of praluzatamab ravtansine without a partner. Additionally, in the first quarter of 2025, we terminated the CX-2029 program. As a result, we may forgo or delay pursuit of opportunities with those products in other indications or with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may experience difficulties in managing our growth and expanding when needed.

Since 2022 we have maintained a relatively steady number of employees in our workforce and maintained activities to manage our pipeline, including research activities and efforts to establish and run clinical trials for Varseta-M and CX-801. However, in January 2025, we announced that we would reduce our workforce, primarily research and general and administrative staff, by approximately 40% to preserve capital for ongoing clinical trials and collaboration partner activities. In the future we may need to grow our organization substantially to continue development and pursue the potential commercialization of our product candidates, including Varseta-M and CX-801, as well as function as a public company. As we increase the number of our product candidates entering and advancing through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with additional organizations to provide these capabilities for us. In addition, we expect our collaborations to require greater resources as the development of our product candidates under such agreements progresses. In the future, we expect to also have to manage additional relationships with collaborators or partners, suppliers and other organizations. In particular, if the third parties on which we currently rely are not capable of delivering services or supplies in a manner that is sufficient to meet our requirements as we expand our operations, we could be required to contract with new third parties and there can be no assurances that the services or supplies of such third parties will be available on commercially reasonable terms, or at all. Furthermore, our ability to manage our operations and future growth will require us to continue to increase headcount as well as improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc., Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeiGene, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Janux Therapeutics, Roche, Takeda, Vir Biotechnology, Werewolf Therapeutics and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, AstraZeneca, Bristol Myers Squibb, Daiichi Sankyo, Gilead, Merck & Co., Pfizer, Roche Holding Ltd. and Takeda. Companies like Gilead and Jazz are pursuing development programs in the cytokine space. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Sean A. McCarthy, D.Phil., our chief executive officer and chairman. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. In particular, the expansion of remote-work arrangements in the biotechnology industry has increased the geographic scope of competition for qualified employees. Employees are now able to consider opportunities across the country and it may be more difficult to hire employees. Furthermore, it is more difficult to engage employees in company culture and build working rapport when they are working remotely. As a result, it may be more difficult to retain employees on a long-term basis. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations in the biotechnology industry across the country and especially in the San Francisco Bay Area.

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

Our current operations are located in our facilities in South San Francisco, California and in September 2026 we are moving all of our operations to facilities in Emeryville, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in March 2020, the COVID-19 pandemic caused us to restrict access to our facility and initiate a work-from-home program limiting onsite activity to a substantially reduced level of laboratory research activities. Although we gradually increased our laboratory research activities to normal levels, and adopted a hybrid work from home model, there can be no assurance that a future pandemic or other event will not impact our ability to conduct business.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We have a substantial number of issued patents and pending patent applications, some of which are co-owned with a third party, covering our PROBODY platform technology and products as well as methods of use and production thereof; we have exclusively licensed UCSB’s interest in the patent family co-owned with UCSB that covers certain conditionally activatable antibodies in the fields of therapeutics, in vivo diagnostics and prophylactics. In addition, we have exclusively licensed a patent portfolio of three patent families from UCSB that includes patents that cover methods related to the screening for and identification of the masks that we use to design into some of our PROBODY candidates. We may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of executive actions to reduce the size of the U.S. government. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

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

Further, on June 1, 2023, the European Union Patent Package regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the “UPC”) for litigation involving European patents, which has become a common forum for challenging patents in the pharmaceutical space. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain a pan-European injunction.

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

We or our licensors, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. For example, in March 2020, Vytacera filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware. The lawsuit alleged that our use, offers to sell, and/or sales of the PROBODY technology platform for basic research applications constituted infringement. The complaint sought unspecified monetary damages. On October 17, 2024, the Court dismissed plaintiff’s case, and on October 28, 2024, the Court ordered the case to be closed.

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
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
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
•
the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information.

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

The regulatory environment surrounding data privacy and security is increasingly demanding. We are or may in the future be subject to numerous U.S. federal and state laws and non-U.S. regulations governing the collection, use, disclosure, retention, and security of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, we may be subject to the General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes stringent requirements for processing the personal data of individuals within the EEA and the UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 4% total worldwide annual turnover or €20 million / £17.5 million, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in significant fines, penalties and damage to our reputation, and we may be forced to change the way we operate. This could result in additional cost and liability to us, which could negatively affect our business, results of operations, and financial condition.

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

The accelerated approval pathway may be used in cases in which the advantage of a product candidate over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s predicted clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022 provided FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if the candidate is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved indication or use within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or use or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain Orphan Drug Designation for our product candidates in specific indications, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the relevant rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different biologics can be approved for the same uses or indications within the same rare disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic for the same indication or use within the relevant disease or condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting, provide a management report on the internal control over financial reporting and obtain an independent assessment and report on a company's internal financial controls from our external auditors. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by our management and obtain an independent assessment and report from our external auditors on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). This assessment includes disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. A failure in any of these obligations or requirements could subject us to a loss of stockholder confidence and sanctions or investigations by regulatory authorities or litigation.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. We have issued securities under our ATM Program and through other equity offerings of common stock and warrants, and may do so in the future. Future issuances of our common stock or other equity securities pursuant to the Sales Agreement or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 24% of our outstanding common stock. These stockholders, acting together, would have significant influence over matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

The impact of future pandemics could severely impact the business, research, development and manufacturing for us and our partners including ongoing or planned clinical trials for Varseta-M and CX-801, and any clinical trials of our partners. We previously experienced operational disruptions from the COVID-19 pandemic and could face similar or more severe disruptions from any future pandemic. These disruptions and impacts may include:

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

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions may exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We may acquire assets or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

As we continue to mature our PROBODY platform and our clinical stage pipeline, we may seek to acquire and/or in-license other oncology products, product candidates, programs or companies that we consider complementary to our efforts. Such efforts may never result in a transaction and any future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to acquire rights to them on acceptable terms, or at all. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources, personnel, and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. In addition, even if we succeed in identifying promising products, product candidates, programs or companies, we may not have the ability to develop, obtain regulatory approval for and commercialize such opportunities, or the financial resources necessary to pursue them.

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

There can be no assurance that our and our third-party service providers’ risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of Confidential Information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of Confidential Information, we could incur liability, including litigation exposure, penalties and fines, recovery of our data could take a prolonged period of time, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Arrangement

On March 27, 2026, Sean McCarthy, our Chief Executive Officer and Chairman, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock between January 4, 2027 and June 30, 2027. The plan will expire on June 30, 2027.

In connection with our underwritten public offering in March 2026, Mr. McCarthy entered into a lock-up agreement pursuant to which he agreed, among other things, not to sell or transfer any securities for the period ending 45 days following the offering, subject to certain exceptions. No sales will be made pursuant to such plan during the lock-up period.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.2	Amended and Restated Bylaws of CytomX Therapeutics, Inc., effective March 20, 2024.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate	S-1/A	9/28/2015	4.1

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

19.1	Corporate Securities Trading Policy.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

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

CytomX Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)