Form 10-Q
period 2026-06-30
CytomX Therapeutics, Inc.
filed 2026-08-06
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2026, the registrant had 217,899,284 shares of common stock, $0.00001 par value per share, outstanding. This number does not include 1,179,245 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of July 31, 2026 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s underwritten public offering in March 2026.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$17,224	$12,667
Short-term investments	313,056	124,385
Restricted cash	917	—
Accounts receivable	37,494	2,013
Prepaid expenses and other current assets	4,464	4,856
Total current assets	373,155	143,921
Property and equipment, net	1,079	1,304
Intangible assets, net	365	438
Goodwill	949	949
Restricted cash	610	1,527
Operating lease right-of-use asset	5,037	3,396
Other assets	31	31
Total assets	$381,226	$151,566
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,939	$1,301
Accrued liabilities	12,353	14,197
Operating lease liabilities - short-term	1,496	4,240
Deferred revenue, current portion	24,073	26,877
Total current liabilities	39,861	46,615
Deferred revenue, net of current portion	30,617	1,590
Operating lease liabilities - long term	4,208	—
Other long-term liabilities	4,472	4,353
Total liabilities	79,158	52,558
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,053,125	810,844
Accumulated other comprehensive income	(196)	111
Accumulated deficit	(750,863)	(711,949)
Total stockholders' equity	302,068	99,008
Total liabilities and stockholders' equity	$381,226	$151,566

__________________

(1)
The condensed balance sheet as of December 31, 2025 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$1,418	$18,658	$11,677	$69,575
Operating expenses:
Research and development	17,598	13,322	36,836	32,189
General and administrative	7,601	6,622	18,294	16,050
Total operating expenses	25,199	19,944	55,130	48,239
Income (loss) from operations	(23,781)	(1,286)	(43,453)	21,336
Interest income	3,157	1,178	4,647	2,133
Other income	18	17	11	28
Income (loss) before income taxes	(20,606)	(91)	(38,795)	23,497
Provision for income taxes	60	63	119	126
Net income (loss) attributable to common stockholders	(20,666)	(154)	(38,914)	23,371
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(298)	34	(307)	6
Total comprehensive income (loss)	$(20,964)	$(120)	$(39,221)	$23,377

Net income (loss) per share:
Basic	$(0.09)	$(0.00)	$(0.20)	$0.22
Diluted	$(0.09)	$(0.00)	$(0.20)	$0.21
Shares used to compute net income (loss) per share
Basic	218,939,423	129,075,546	198,221,312	108,214,373
Diluted	218,939,423	129,075,546	198,221,312	108,928,284

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	170,186,365	$2	$810,844	$111	$(711,949)	$99,008
Exercise of stock options and release of RSUs	1,516,946	—	281	—	—	281
Issuance of common stock in follow on offering, net of issuance cost	45,990,567	—	228,351	—	—	228,351
Issuance of pre-funded warrants in follow on offering, net of issuance cost	—	—	5,855	—	—	5,855
Stock-based compensation	—	—	4,706	—	—	4,706
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(18,248)	(18,248)
Balance at March 31, 2026	217,693,878	2	1,050,037	102	(730,197)	319,944
Exercise of stock options and release of RSUs	125,074	—	265	—	—	265
Issuance of common stock under the ESPP	80,332	—	246	—	—	246
Stock-based compensation	—	—	2,577	—	—	2,577
Other comprehensive loss	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(20,666)	(20,666)
Balance at June 30, 2026	217,899,284	$2	$1,053,125	$(196)	$(750,863)	$302,068

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2024	80,099,889	$1	$691,095	$27	$(691,579)	$(456)
Exercise of stock options and release of RSUs	521,404	—	—	—	—	—
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive loss	—	—	—	(28)	—	(28)
Net income	—	—	—	—	23,525	23,525
Balance at March 31, 2025	80,621,293	1	693,103	(1)	(668,054)	25,049
Exercise of stock options and release of RSUs	332,741	—	76	—	—	76
Issuance of common stock under the ESPP	110,974	—	101	—	—	101
Issuance of common stock in follow-on offering, net of issuance cost	76,923,076	1	93,372	—	—	93,373
Exercise of pre-funded warrants	6,923,031	—	—	—	—	—
Stock-based compensation	—	—	1,431	—	—	1,431
Other comprehensive income	—	—	—	34	—	34
Net loss	—	—	—	—	(154)	(154)
Balance at June 30, 2025	164,911,115	$2	$788,083	$33	$(668,208)	$119,910

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(38,914)	$23,371
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	73	73
Depreciation and amortization	225	659
Accretion of discounts on short-term investments	(2,154)	(851)
Stock-based compensation expense	7,283	3,439
Non-cash lease expense	2,497	2,189
Changes in operating assets and liabilities
Accounts receivable	(35,481)	1,234
Prepaid expenses and other assets	(3,746)	(1,076)
Accounts payable	638	(853)
Accrued liabilities and other long-term liabilities	(261)	(3,209)
Deferred revenue	26,223	(61,772)
Net cash used in operating activities	(43,617)	(36,796)
Cash flows from investing activities:
Purchases of property and equipment	—	(146)
Purchases of short-term investments	(311,824)	(128,618)
Maturities of short-term investments	125,000	83,000
Net cash used in investing activities	(186,824)	(45,764)
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants, net of issuance cost	5,855	—
Proceeds from issuance of common stock, net of issuance cost	228,407	93,373
Proceeds from employee stock purchase plan and exercise of stock options	736	177
Net cash provided by financing activities	234,998	93,550
Net increase in cash, cash equivalents and restricted cash	4,557	10,990
Cash, cash equivalents and restricted cash, beginning of period	14,194	39,079
Cash, cash equivalents and restricted cash, end of period	$18,751	$50,069
Supplemental disclosures of noncash financing activities:
Right-of-use assets obtained in exchange for lease obligations	4,138	—
Common stock issuance costs included in accrued liabilities	40	—

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing potent biologics designed to remain masked and inactive in healthy tissue and to be unmasked and preferentially activated in the tumor microenvironment. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class therapeutics created using its PROBODY therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique PROBODY technology platform is designed to enable “conditional activation” of masked drug candidates in the tumor microenvironment across multiple therapeutic modalities. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in September 2010.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease prepayments made and reduced by lease incentives. The Company’s lease terms may include options to extend the lease when it is reasonably certain that such option will be exercised. Lease expenses are recognized on a straight-line basis over the lease term. The Company elected the short-term lease recognition exemption. The Company’s operating lease arrangements include lease and non-lease components which are generally accounted for separately.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(20,666)	$(154)	$(38,914)	$23,371

Denominator:
Basic
Weighted-average common shares outstanding	217,760,178	129,075,546	197,543,735	108,214,373
Weighted-average pre-funded warrants	1,179,245	—	677,577	—
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	218,939,423	129,075,546	198,221,312	108,214,373
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	218,939,423	129,075,546	198,221,312	108,214,373
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	—	—	—	713,911
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	218,939,423	129,075,546	198,221,312	108,928,284

Net income (loss) per share
Basic	$(0.09)	$(0.00)	$(0.20)	$0.22
Diluted	$(0.09)	$(0.00)	$(0.20)	$0.21

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Options and ESPP to purchase common stock	19,034,383	16,657,828	18,624,470	16,272,951
Common stock warrants	5,769,231	11,538,462	5,769,231	11,538,462
RSUs	2,680,915	3,125,340	3,018,315	430,788
Total	27,484,528	31,321,630	27,412,016	28,242,201

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		June 30, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains (Losses)	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$17,031	$—	$17,031
Restricted cash (money market funds)	Level I	1,527	—	1,527
U.S. Treasury securities	Level II	313,252	(196)	313,056
Total		$331,810	$(196)	$331,614

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains (Losses)	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$12,775	$—	$12,775
Restricted cash (money market funds)	Level I	1,527	—	1,527
U.S. Treasury securities	Level II	124,274	111	124,385
Total		$138,576	$111	$138,687

As of June 30, 2026 and December 31, 2025, interest receivable of $1.5 million and $0.5 million, respectively, primarily related to short- term investments are included in prepaid expenses and other current assets.

There were 15 debt securities available-for-sale in an unrealized loss position as of June 30, 2026 and none as of December 31, 2025. During the three and six months ended June 30, 2026, the Company did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon the quarterly impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. As of June 30, 2026, the contractual maturities of

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

the Company's short-term U.S. Treasury securities were less than one year. Based on the scheduled maturities of these marketable securities, the Company determined that it is more likely than not that it will hold the securities to maturity and recover its amortized cost basis.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Research and clinical expenses	$5,559	$4,345
Payroll and related expenses	4,851	8,209
Legal and professional expenses	1,588	1,478
Restructuring expenses	—	23
Other accrued expenses	355	142
Total	$12,353	$14,197

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Amgen	$—	$332	$—	$9,818
Astellas	79	4,646	9,072	14,093
Bristol Myers Squibb	—	11,566	—	41,928
Regeneron	1,339	2,092	2,605	3,707
Moderna	—	22	—	29
Total revenue	$1,418	$18,658	$11,677	$69,575

Amgen, Inc.

On September 29, 2017, the Company entered into a Collaboration and License Agreement with Amgen, Inc. (the "Amgen Agreement") pursuant to which the parties collaborated on the research, development, and commercialization of conditionally activated T-cell engager ("TCE") therapies, including CX-904, an EGFR-targeting TCE candidate. In connection with the agreement, the Company received a $40.0 million upfront payment and $20.0 million from Amgen's purchase of the Company's common stock, with CytomX responsible for certain early-stage development activities and Amgen responsible for late-stage development and commercialization of selected programs.

Following FDA clearance of the IND for CX-904 in 2022 and advancement into Phase 1 clinical development, CytomX and Amgen jointly discontinued the program in March 2025. Effective the second quarter of 2025, Amgen terminated its rights to both the EGFR program and an additional Amgen-selected target, resulting in the recognition of all remaining deferred revenue associated with these programs by June 30, 2025. As of June 30, 2025, the Company had completed its performance obligations under the Amgen Agreement.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Astellas Pharma Inc.

On March 23, 2020, the Company entered into a Collaboration and License Agreement with Astellas Pharma Inc. ("Astellas") to research, develop, and commercialize PROBODY therapeutic candidates against up to six oncology targets, including an initial target and potential additional targets. Under the agreement, the Company received an $80.0 million upfront payment and is eligible to receive development, regulatory and commercial milestone payments, as well as tiered royalties on future product sales.

Since inception of the collaboration, the Company has achieved multiple development milestones on selected the collaboration targets, including a $5.0 million payment for the initiation of GLP toxicology studies by Astellas, which was fully recognized in the first quarter of 2025.

In the first quarter of 2026, Astellas chose not to advance the remaining preclinical programs and terminated the Astellas Agreement effective May 12, 2026, which resulted in the completion of the Company's performance obligation and recognition of the remaining deferred revenue by the second quarter of 2026. As a result, a cumulative adjustment of $7.1 million of revenue was recognized in the first quarter of 2026, which lowered the net loss per share by $0.04 for the six months ended June 30, 2026. It has no impact on the net loss per share of the current quarter. As of June 30, 2026, there was no deferred revenue relating to the Astellas Agreement. Deferred revenue was $8.6 million as of December 31, 2025. The amount due from Astellas under the Astellas Agreement was $30 thousand as of June 30, 2026 and $0.9 million as of December 31, 2025.

Bristol Myers Squibb Company

Effective July 7, 2014, the Company entered into a collaboration and license agreement with Bristol Myers Squibb Company ("Bristol Myers Squibb") to discover, develop, and commercialize PROBODY therapeutics against multiple oncology targets, including CTLA-4, which was subsequently expanded in 2017 and amended in 2021 to include additional targets and extended research activities. Under the collaboration, the Company received aggregate upfront and milestone payments of $297.0 million and was eligible for additional development, regulatory, commercial milestone payments, and royalties on future product sales.

In 2024, Bristol Myers Squibb discontinued development of its lead CTLA-4 program, BMS-986288, and reduced the scope of certain preclinical research activities under the collaboration. The Company's research obligations for the remaining programs were completed in April 2025, resulting in recognition of the remaining deferred revenue of $11.6 million, and Bristol Myers Squibb subsequently terminated the collaboration in May 2026 after electing not to advance the remaining preclinical programs.

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

Due to Moderna's budget considerations, the Company's remaining activities for its performance obligation are currently paused pending future alignment with Moderna. As of June 30, 2026 and December 31, 2025, deferred revenue relating to the Moderna Agreement was $9.3 million and $9.3 million, respectively. There was no amount due from Moderna under the Moderna Agreement as of June 30, 2026 and December 31, 2025.

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

Pursuant to the Regeneron Agreement, the consideration from Regeneron was comprised of an upfront fee of $30.0 million, contingent payments for development and regulatory milestones and commercial milestone payments of up to an aggregate of approximately $0.8 billion. If Regeneron exercised its Additional Collaboration Program Option, the Company would have been eligible to receive additional upfront and milestone payments aggregating up to approximately $1.2 billion.

In May 2026, the Company and Regeneron amended the Regeneron Agreement (the "Amendment") primarily to (1) extend the program selection period for Regeneron to select its additional Collaboration Programs for research and development, and (2) expand the total number of additional Collaboration Programs from three to eight targets. Of the eight Collaboration Programs and pursuant to the Amendment, two targets were selected in June 2026 for an aggregate upfront fee of $37.0 million, with contingent payments for development and regulatory milestones and commercial milestone payments of up to an aggregate of approximately $0.8 billion.

Pursuant to the Amendment, if Regeneron exercises all Additional Collaboration Program Options, the Company is eligible to receive total upfront, development, regulatory and commercial milestone payments aggregating up to approximately $4.0 billion. The Company is also entitled to tiered royalties from high-single digit to low-teen percentage royalties from potential future sales. In addition, the Company will receive research and development service fees based on a prescribed FTE rate.

The Company determined that each selected Collaboration Program was a distinct performance obligation consisting of an exclusive research, development and commercialization license, research and development services and participation in the joint research committee. The Company concluded that as of the effective date of the Amendment, the final two targets were material rights and performance obligations. The Company accounted for the Amendment as a contract modification and allocated the total unrecognized transaction price among the identified performance obligations using the relative standalone selling price (“SSP”) of each performance obligation. The total unrecognized transaction price as of the effective date of the Amendment was $56.4 million, consisting of the upfront fee of $37.0 million, estimated research and development service fees of $10.0 million and unrecognized transaction price at the time of the modification of $9.4 million. To determine the SSP, the Company considered observable collaboration transactions, adjusted for differences in stage of development, modality, scope of rights transferred, expected research effort, market conditions, and Company-specific circumstances known as of the modification date. The transaction price allocated to each performance obligation is recognized using an input measure over the estimated research service period of four years consistent with the Company’s related accounting policy. The Company determined that the contingent milestone payments were fully constrained due to the uncertainty in achieving them as of the inception of the Amendment.

As of June 30, 2026 and December 31, 2025, deferred revenue relating to the Regeneron Agreement was $45.4 million and $10.5 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $37.5 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively. The $37.0 million upfront fee was collected in July 2026.

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the six months ended June 30, 2026 and 2025:

Deferred Revenue
(in thousands)
December 31, 2025	$28,467
Additions	37,892
Revenue recognized	(11,669)
June 30, 2026	$54,690

December 31, 2024	$94,063
Additions	2,803
Revenue recognized	(64,575)
June 30, 2025	$32,291

The Company expects that the $54.7 million of deferred revenue related to the following contracts as of June 30, 2026 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $9.3 million of deferred revenue related to the Moderna Agreement, together with research and development service fees, are expected to be recognized primarily in 2026 and 2027.
•
The $45.4 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, are expected to be recognized until 2030.

7. License Agreement

UCSB Agreement

In August 2010, the Company entered into an exclusive, worldwide license agreement with University of California, Santa Barbara (“UCSB”), relating to the use of certain patents and technology, and to patent rights the Company co-owns with UCSB that cover certain conditionally activatable antibodies (the “UCSB Agreement”). Pursuant to the UCSB Agreement, the Company has annual minimum royalty obligations of $0.2 million under the terms of certain exclusive licensed patent rights. In April 2019, the Company entered into Amendment No. 3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No. 3”). Under the terms of Amendment No. 3, the Company agreed to make an additional annual license maintenance fee of $0.8 million through January 2031. In the event that the Company terminates the agreement due to material concern of the safety or efficacy of the related technology, 50% of all remaining maintenance fees will become due immediately. Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.

No license or sublicense expenses were incurred during the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the Company incurred license and sublicense expenses of $0.9 million and $1.1 million, respectively, under the UCSB Agreement.

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

In April 2024, the Company made a $5.0 million payment of the $35.0 million in potential clinical development milestone payments to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for Varseta-M under the ImmunoGen 2019 License. The remaining $30.0 million of potential development milestone payments under the License Agreement are expected to be triggered by the start of the first Phase 2 study and first Phase 3 study for an EpCAM program (e.g. Varseta-M) in the amounts of $10.0 million and $20.0 million, respectively.

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

CytomX Therapeutics, Inc.

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

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, the Company issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock (the “BVF Pre-Funded Warrants”), accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. The initial exercise price of the Tranche 1 and Tranche 2 warrants was $4.16 per share and $6.24 per share, respectively. The public offering in May 2025 described above triggered an adjustment provision in the Tranche 1 and Tranche 2 warrants, pursuant to which the exercise prices were reduced to $2.73 and $3.77 per share, respectively. The Tranche 1 and Tranche 2 warrants expired without being exercised in July 2025 and July 2026, respectively. BVF exercised the BVF Pre-Funded Warrants for 7.5 million shares of common stock in May 2024 and for the remaining 6.9 million shares in May 2025, in each case at an exercise price of $0.00001 per share.

The following table summarizes the Company's outstanding warrants as of June 30, 2026:

	Pre-funded Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Balance at December 31, 2025	—	$—	5,769,231	$3.77
Issuance in public offering	1,179,245	$0.00001	—	$—
Balance at June 30, 2026	1,179,245	$0.00001	5,769,231	$3.77

In the June 2026 annual meeting of stockholders, the Company's authorized shares of common stock were approved to increase from 300,000,000 shares to 600,000,000 shares.

9. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the six months ended June 30, 2026 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2025	16,708,942	$5.12
Options granted	3,436,449	5.42
Options exercised	(293,244)	1.67
Options forfeited/expired	(377,246)	11.97
Balance at June 30, 2026	19,474,901	$5.09

The Company recorded $1.7 million and $0.8 million of stock-based compensation expense related to the stock option plans for the three months ended June 30, 2026 and 2025, respectively.

The Company recorded $5.4 million and $2.0 million of stock-based compensation expense related to the stock option plans for the six months ended June 30, 2026 and 2025, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the six months ended June 30, 2026 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	2,911,194	$1.25
RSUs awarded	1,260,462	5.78
RSUs vested	(1,348,776)	1.41
RSUs forfeited	(97,844)	3.36
Balance at June 30, 2026	2,725,036	$3.19

The Company recorded $0.8 million and $0.5 million of stock-based compensation expense related to the TRSUs for the three months ended June 30, 2026 and 2025, respectively.

The Company recorded $1.7 million and $0.6 million of stock-based compensation expense related to the TRSUs for the six months ended June 30, 2026 and 2025, respectively.

Performance-based RSUs ("PSUs")

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregate grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted would occur upon attaining specified milestones by December 2025 (“2024-Tranche-1 PSUs”), and the remaining 50% will vest upon attaining specified milestones by December 2026 (“2024-Tranche-2 PSUs”). The 2024-Tranche-1 PSUs were canceled as the related performance condition was not met by December 2025. As of June 30, 2026, the Company determined that it is not probable that the performance conditions will be satisfied for 2024-Tranche-2 PSUs and hence no compensation cost was recorded for these awards through June 30, 2026.

2025 PSU

In September 2025 and February 2026, the Company granted a total of 463,350 PSUs to executive employees with an aggregate grant date fair value of approximately $1.5 million. Vesting for one-third of the PSUs granted will occur upon attaining a specified milestone (“2025-Tranche-1 PSUs”), vesting for one-third of the PSUs granted will occur upon attaining a specified milestone (“2025-Tranche-2 PSUs”) on June 30, 2027 or later, and the remaining one-third will vest upon attaining a specified milestone on June 30, 2028 or later (“2025-Tranche-3 PSUs”). As of June 30, 2026, the Company determined that it is not probable that the performance conditions will be satisfied for any of these tranches and hence no compensation cost was recorded for these awards through June 30, 2026.

Activities for the Company’s PSUs for the six months ended June 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	705,850	$2.39
PSUs awarded	50,000	6.09
PSUs vested	—	—
Balance at June 30, 2026	755,850	$2.63

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$1,122	$563	$2,015	$1,126
General and administrative	1,455	868	5,268	2,313
Total stock-based compensation expense	$2,577	$1,431	$7,283	$3,439

During the six months ended June 30, 2026, in connection with the extension of consulting arrangements for two former executives, the Company extended the vesting period of unvested options and awards and the exercisable period of vested options, as permitted under the Company's equity incentive plans. As a result, the Company recognized the full amount of the incremental stock-based compensation expense of approximately $2.5 million in the six months ended June 30, 2026.

10. Leases

2016 Lease Operating Lease

In December 2015, the Company entered into a lease (the “2016 Lease”) of office and laboratory space located in South San Francisco, California for the Company’s corporate headquarters. The 2016 Lease has an initial term of ten years through September 2026 and the Company had an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the 2016 Lease. In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the Landlord prior to its expiration on December 31, 2026, to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company recorded $0.9 million of cash securing the Letter of Credit as current restricted cash and non-current restricted cash on its balance sheets as of June 30, 2026 and December 31, 2025, respectively. In January 2026, the Company and the sublease tenant entered into a sublease termination agreement, resulting in an early termination of the sublease in February 2026. Pursuant to the sublease termination agreement, the sublessee paid an aggregate of $0.6 million as final settlement of the sublease, of which $0.2 million was included as an offset against operating lease cost for the first quarter of 2026.

During the three and six months ended June 30, 2026, under the 2016 Lease, rent expense was $1.2 million and $2.2 million, respectively and related variable lease cost was $0.7 million and $1.4 million, respectively. As of June 30, 2026 and December 31, 2025, the operating lease ROU asset was $1.1 million and $3.4 million, respectively. The lease liability all due within 2026 was $1.4 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively.

2026 Lease Operating Lease

In November 2025, the Company entered into a lease (the “2026 Lease”) of office and laboratory space located in Emeryville, California for the Company’s corporate headquarters. The contractual term for the 2026 Lease is October 1, 2026 to December 31, 2029. The Company determined that the lease commencement date for accounting purposes is April 1, 2026, when the office and laboratory space is available for use by the Company to begin construction of its leasehold improvements, and resulted in recognition of approximately $4.1 million lease liabilities and the related right of use assets. The Company expects to utilize the full amount of the one-time tenant improvement allowance of $0.4 million receivable from landlord. The Company has two options to extend the term, each for an additional two years, at the then fair market rent as determined under the term of the 2026 Lease. In addition, the Company has provided a security deposit of $0.5 million or letter of credit with anticipated reduction to $0.3 million at the end of December 2026, which may be drawn by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2026 Lease. The Company has recorded the $0.5 million Letter of Credit as non-current restricted cash on its balance sheet as of June 30, 2026 and December 31, 2025.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset. Rent expense under the 2026 Lease during the three months ended June 30, 2026 was $0.4 million.

Supplemental information related to the 2026 Lease are as follows:

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Three Months Ended
June 30, 2026
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$—

June 30, 2026
(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$3,905
Current operating lease liabilities	53
Non-current operating lease liabilities	4,208
Total operating lease liabilities	$4,261

Weighted-average remaining lease term (in years)
Operating lease	3.51
Weighted-average discount rate
Operating lease	10.87%

June 30, 2026
(in thousands)
Undiscounted future non-cancelable lease payments
2027	$1,815
2028	1,900
2029	1,985
Total lease payments	5,700
Less: Imputed interest	(1,083)
Less: Tenant improvement allowance	(356)
Present value of lease liabilities	$4,261

11. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets through June 30, 2026.

The Company files income taxes in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.5 million in long-term liabilities for the proposed tax assessment, penalties and interest through June 30, 2026. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.0 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

12. Segment Disclosures

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Total revenue	$1,418	$18,658	$11,677	$69,575
External costs incurred by product candidate (target):
Varseta-M (EpCAM)	6,225	3,679	14,039	7,949
CX-801 (IFNα2b)	437	452	781	940
CX-904 (EGFRxCD3)	227	(550)	468	561
Other wholly owned and partnered programs	272	498	415	894
General research and development expenses	1,925	1,520	4,808	4,050
Total external costs	9,086	5,599	20,511	14,394
Internal costs	8,512	7,723	16,325	17,795
Research and development expenses	17,598	13,322	36,836	32,189
General and administrative expenses	7,601	6,622	18,294	16,050
Total operating expenses	25,199	19,944	55,130	48,239
Income (loss) from operations	(23,781)	(1,286)	(43,453)	21,336
Interest income	3,157	1,178	4,647	2,133
Other income	18	17	11	28
Income (loss) before income taxes	(20,606)	(91)	(38,795)	23,497
Provision for income taxes	60	63	119	126
Net income (loss)	$(20,666)	$(154)	$(38,914)	$23,371

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

Our experience and leadership with the PROBODY platform for over 15 years has led to a highly focused strategy for the application of our technology in product development that has resulted in a current pipeline of novel clinical-stage and preclinical stage programs. In identifying and designing potential PROBODY therapeutics, we evaluate the following:

•
Target: Drug targets that have been validated previously as having clinical anti-tumor activity, but have been limited in their utility due to expression and toxicity in healthy tissues.
•
Indication: The significance of the clinical unmet need that may be addressed if the target could be targeted systemically and unlocked through masking.
•
Effector Mechanism: The PROBODY platform is highly versatile and is being applied to a wide range of modalities including antibody-drug conjugates (“ADCs”), T-cell engagers (“TCEs”), and cytokines. In PROBODY therapeutic design, the goal is to align the selected indication with the most validated drug modality (e.g., ADC, TCE) and cancer cell killing mechanism (e.g., cytotoxic payload) to maximize the potential for clinical activity.

Our two current clinical programs, varsetatug masetecan (“Varseta-M”) and CX-801 are examples of our focused program development strategy. We aim to continue to advance our clinical pipeline towards later stage development and ultimately build a commercial enterprise to maximize our impact on the treatment of cancer.

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

EpCAM is a high potential oncology target based on its documented high expression in many solid tumors, including CRC where it was first discovered due to its very high and uniform expression. Historically, previous efforts across the drug development landscape to target this antigen systemically have been limited by dose-limiting toxicities. For example, high affinity EpCAM antibodies were limited by pancreatitis and liver toxicities and were discontinued. However, EpCAM has been validated as a cancer target, including by the drug KORJUNY®, which is approved for the treatment of malignant ascites in Europe. KORJUNY, however, must be given directly into the peritoneum due to systemic toxicity, but its approval provides evidence that local delivery of an EpCAM therapeutic to the tumor can be effective.

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

Varseta-M is designed to potentially address a broad range of EpCAM-expressing tumors, but our current development had been initially focused in CRC, which is one of the largest unmet needs in oncology with over 1.9 million cases diagnosed annually around the world. It is also a disease that is expected to grow and estimated that there will be over 3 million cases globally by 2040. CRC is the second leading cause of cancer death worldwide and has a 5-year survival rate in the metastatic setting of only 13%. CRC is also the leading cause of cancer death in the U.S. for patients under the age of 50 and has been growing in incidence in younger patients over the last 3 decades.

Varseta-M clinical development has primarily been focused on late-line metastatic CRC where there is significant unmet need and treatment options are highly inadequate. In third line or later metastatic CRC, patients have typically progressed through multiple chemotherapy-based regimens. Later stage treatment is limited to therapies that provide single digit percentage response rates, median progression free survival of 2 to 5.6 months and overall survival outcomes ranging from approximately 6 to 11 months. It is estimated that there are more than 35,000 patients in the U.S. with 3rd line or later metastatic CRC, with the number expected to grow over the next decade.

While Varseta-M has initially been developed in late-line metastatic CRC, the program was developed with the vision to help a broad population of metastatic CRC patients, including those in the first- and second-line settings. Given Varseta-M’s mechanism of action, our longer-term development vision is to make Varseta-M a core component of the CRC treatment landscape in earlier lines of therapy, consistent with the development strategy that has been employed for other solid tumor ADCs. We plan to pursue combination strategies to progress this vision of moving Varseta-M to earlier lines of therapy, and we therefore initiated a Phase 1 combination study with bevacizumab in the first quarter of 2026. Varseta-M doses to be assessed in combination with bevacizumab include Q2W and Q4W schedules to align with the approved bevacizumab CRC dose and schedule of 5 mg/kg Q2W. The Phase 1 combination study with bevacizumab continues with initial clinical data anticipated by first half of 2027.

Also, toward the longer-term goal for Varseta-M to potentially replace chemotherapy in first and second line mCRC treatment, a Varseta-M Phase 1/2 chemotherapy combination study is expected to start by the fourth quarter of 2026 and to administer Varseta-M with bevacizumab, 5-fluorouracil, and leucovorin in 2nd line mCRC patients.

Additionally, given the broad solid tumor expression profile of EpCAM, Varseta-M has the potential to be an innovative new treatment option in a wide range of solid tumors. High expression of EpCAM has been documented in other tumors such as gastric, gastroesophageal, pancreatic, ovarian, endometrial, non-small cell lung and triple negative breast cancers. In the third quarter of 2026, we are initiating Varseta-M Phase 1 expansion cohorts in gastric and gastroesophageal junction (“GEJ”), EpCAM selected pancreatic ductal adenocarcinoma (“PDAC”), and EpCAM selected biliary tract cancer (“BTC”). Development of Varseta-M in multiple, EpCAM-expressing gastrointestinal (“GI”) cancers is aligned with the long-term vision of potentially commercializing Varseta-M as a pan-tumor, multi-indication ADC.

Varsetatug Masetecan May 2025 Phase 1 Dose Escalation Data

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

In May 2025, we announced positive interim Phase 1 data as of an April 7, 2025 data cutoff in advanced metastatic CRC. The data encompassed results from 25 CRC patients treated with Varseta-M at 5 dose levels ranging from 2.4 mg/kg to 10 mg/kg, administered every three weeks (“Q3W”). The 2.4 mg/kg and 4.8 mg/kg doses were single patient dose escalation cohorts not anticipated to be therapeutically active. At the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses, 23 patients were treated, 18 of whom were efficacy evaluable, having had at least one post-baseline tumor assessment as of the data cutoff. Patients enrolled in the study at the time of data cutoff had previously received a median of 4 prior lines of therapy and all patients had previously been treated with irinotecan. 64% of patients had liver metastases, 64% had disease with KRAS mutations, and 96% had disease that was microsatellite stable. Patients were not preselected based on EpCAM expression levels.

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

Based on the positive interim Phase 1 dose escalation data in May 2025, dose expansions were initiated at the dose levels of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg, administered Q3W.

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

In Phase 1 dose expansions starting in Q2 2025, prophylactic strategies for diarrhea management were investigated. In dose optimization starting in Q4 2025, an updated prophylaxis regimen of anti-motility medication (loperamide or diphenoxylate/atropine) plus budesonide was implemented.2 In the 20 patients receiving the updated prophylactic regimen at the Varseta-M expansion doses of 8.6 mg/kg and 10 mg/kg, Grade 3 diarrhea was 10% after 2 months of follow up post treatment initiation.3,4

Overall, as of the January 16, 2026 data cutoff, in the 80 patients treated at expansion and optimization doses ranging between 7.2 mg/kg to 10 mg/kg, the most common TRAEs were diarrhea (68 pts, 19 Gr 3), nausea (44 pts, 4 Gr 3), vomiting (29 pts, 3 Gr 3), fatigue (32 pts, 2 Gr 3), hypokalemia (21 pts, 13 Gr 3+), and anemia (13 pts, 6 Gr 3). Serious treatment related adverse events (SAEs) in > 1 patient included diarrhea (4), vomiting (3), hypokalemia (3), dehydration (3), acute kidney injury (2), and colitis (2).

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

Varsetatug Masetecan Development Status

As of April 2026, enrollment into Varseta-M Dose Optimization cohorts is complete, having reached the goal of 40 total patients across the 8.6 mg/kg Q3W and 10 mg/kg Q3W doses. Additional Phase 1 Varseta-M data, including data from ongoing dose optimization, is anticipated to be presented by the end of 2026. This update is expected to support monotherapy dose selection and a potential registrational trial design in late line CRC. FDA interactions are also planned in 2026 with the goal of aligning on potential first registrational study for Varseta-M monotherapy in advanced CRC to start in the first half of 2027.

A Phase 1 Varseta-M combination study with bevacizumab in CRC has commenced with an initial focus on determining combination dose(s) for later phase development, including in earlier lines of therapy. Varseta-M doses to be assessed in combination with bevacizumab include Q2W and Q4W schedules to align with the approved bevacizumab CRC dose of 5 mg/kg Q2W. The study continues with initial clinical data from the Varseta-M combination with bevacizumab anticipated by the first half of 2027.

Phase 1/2 combination study including Varseta-M administered with bevacizumab, 5-fluorouracil, and leucovorin is planned to start in the fourth quarter of 2026.

Phase 1 expansion cohort(s) in non-CRC indications including GEJ, EpCAM selected PDAC and EpCAM selected BTC are initiating in the third quarter of 2026.

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

CX-801 Development

The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®. In the second quarter of 2024, we announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort. In May 2025, Phase 1 dose escalation enrollment of CX-801 in combination with KEYTRUDA (pembrolizumab) in advanced melanoma was initiated and is currently enrolling and has cleared the third dose level.

Phase 1 CX-801 monotherapy translational data in melanoma patients was presented at the Society of Immunotherapy of Cancer (“SITC”) 2025 Annual Meeting in November 2025, providing evidence that the CX-801 mechanism of action was working as designed. As of the November 8, 2025 SITC presentation, CX-801 had been generally well tolerated and the translational data presented suggest consistently increased expression of interferon-stimulated genes in paired tumor biopsies. Upregulation of immune checkpoint genes, including PD-1 and

PD-L1, and activation of immune cell populations, was also observed, providing a rationale for evaluating the combination of CX-801 and pembrolizumab. Pharmacokinetics (“PK”) analysis also demonstrated dose-proportional exposure of CX-801, which remained predominantly in its intact (masked) form in circulation. Phase 1 clinical data from the CX-801 and KEYTRUDA combination dose escalation portion of the study are expected in the first half of 2027.

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

For example, in May 2026, we and Regeneron amended the Regeneron Agreement to expand our collaboration, building upon the research momentum in developing next-generation bispecific immunotherapies using CytomX’s PROBODY and Regeneron's Veloci-Bi platforms. In July 2026, we received $37.0 million target selection payment for two additional programs selected in June 2026 and Regeneron secured the option to select up to six additional future targets for additional target nomination fees, bringing the total potential target nomination, research, development, regulatory and sales-based milestones covered under the collaboration to up to approximately $4.0 billion.

We view masking as a key strategy to widen a therapeutic window for TCEs and view strategic partnering in this area as an important way to extend the reach of the PROBODY platform.

Business operations and risks

We do not have any products approved for sale, and we continue to incur significant research and development as well as general and administrative expenses related to our operations. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $750.9 million and $711.9 million, respectively.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as noted in the revenue discussion below, there have been no material changes to our critical accounting policies and estimates from the Annual Report on Form 10-K for the year ended December 31, 2025.

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

In connection with the May 2026 Regeneron Amendment, the Company applied significant judgment to estimate the standalone selling price of the newly added Collaboration Programs. The Company considered observable collaboration transactions, adjusted for differences in stage of development, modality, scope of rights transferred, expected research effort, market conditions, and Company-specific circumstances when allocating $56.4 million of the unrecognized transaction price. Changes in these assumptions could materially affect the timing of revenue recognized over the estimated research service period of four years.

For the foreseeable future, we do not expect to generate any revenue from the sale of products unless and until such time as our product candidates have advanced through clinical development and obtained regulatory approval. We expect that any revenue we generate in the foreseeable future will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration agreements with Regeneron, Moderna and any other collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under these agreements.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Amgen	$—	$332	$(332)	$—	$9,818	$(9,818)
Astellas	79	4,646	(4,567)	9,072	14,093	(5,021)
Bristol Myers Squibb	—	11,566	(11,566)	—	41,928	(41,928)
Regeneron	1,339	2,092	(753)	2,605	3,707	(1,102)
Moderna	—	22	(22)	—	29	(29)
Total revenue	$1,418	$18,658	$(17,240)	$11,677	$69,575	$(57,898)

The decrease in revenue of $17.2 million and $57.9 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025 was primarily due to:

•
The recognition of all remaining deferred revenue under the Amgen Agreement resulting from Amgen terminating its license to the EGFR Products effective May 2025;
•
A decrease in revenue under the Astellas Agreement primarily driven by a $5.0 million preclinical milestone payment and higher research activities in 2025 compared to 2026, partially offset by $7.1 million of accelerated revenue recognition in the first quarter of 2026 due to Astellas' notice of termination of the collaboration. The performance obligations under the Astellas Agreement have been completed as of the second quarter of 2026;
•
A decrease in revenue under the BMS Agreement driven by the completion of our performance obligations in the second quarter of 2025; and
•
Research activities related to the additional collaboration programs selected under the expanded Regeneron collaboration agreement entered in May 2026 have not yet commenced during the current period. The decrease in revenue under the Regeneron Agreement was due to a primary focus on the lead preclinical program under the scope of the original collaboration agreement announced in November 2022.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
External costs incurred by product candidate (target):
Varseta-M (EpCAM)	$6,225	$3,679	$2,546	$14,039	$7,949	$6,090
CX-801 (IFNα2b)	437	452	(15)	781	940	(159)
CX-904 (EGFRxCD3)	227	(550)	777	468	561	(93)
Other wholly owned and partnered programs	272	498	(226)	415	894	(479)
General research and development expenses	1,925	1,520	405	4,808	4,050	758
Total external costs	9,086	5,599	3,487	20,511	14,394	6,117
Internal costs	8,512	7,723	789	16,325	17,795	(1,470)
Total research and development expenses	$17,598	$13,322	$4,276	$36,836	$32,189	$4,647

Research and development expenses increased by $4.3 million for the three months ended June 30, 2026, compared to the corresponding period of 2025 primarily due to an increase in manufacturing activities for Varseta-M and clinical activities for other clinical programs, and an increase in internal costs due to increased personnel related expenses.

Research and development expenses increased by $4.6 million for the six months ended June 30, 2026, compared to the corresponding period of 2025 primarily due to an increase in manufacturing activities for Varseta-M, partially offset by a decrease in internal costs reflecting the absence of $1.7 million of restructuring expenses incurred in the first quarter of 2025. We expect program development expenses in future quarters to be primarily focused on Varseta-M with expected continued growth in Varseta-M development spend.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
General and administrative	$7,601	$6,622	$979	$18,294	$16,050	$2,244

General and administrative expenses increased by $1.0 million for the three months ended June 30, 2026, compared to the corresponding period of 2025, primarily driven by increased consulting expenses and higher rent expense due to termination of the partial sublease of the Company's headquarters in the first quarter of 2026.

General and administrative expenses increased by $2.2 million for the six months ended June 30, 2026, compared to the corresponding period of 2025, primarily driven by increased consulting expenses and stock-based compensation expenses in the current period along with higher rent expense due to termination of the partial sublease of the Company's headquarters in the first quarter of 2026, partially offset by $1.1 million of restructuring expenses incurred in the first quarter of 2025.

Interest Income and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Interest income	$3,157	$1,178	$1,979	$4,647	$2,133	$2,514
Other income (expense), net	18	17	1	11	28	(17)
Total interest income and other income (expense), net	$3,175	$1,195	$1,980	$4,658	$2,161	$2,497

Interest income increased by $2.0 million and $2.5 million during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. The increase was primarily driven by the increase in cash and cash equivalents and short-term investments position as a result of the underwritten public offering in March 2026.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents, short-term investments of $330.3 million and an accumulated deficit of $750.9 million, compared to cash, cash equivalents and short-term investments of $137.1 million and an accumulated deficit of $711.9 million as of December 31, 2025.

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

We also have an at-the-market offering program (“ATM Program”) pursuant to a sales agreement with Jefferies LLC (as amended on March 4, 2022 and August 9, 2024, the “Sales Agreement”). In 2025, we sold 4,872,861 shares at a weighted average price of $3.44 per share under our ATM offering for net proceeds of approximately $16.3 million after deducting sales commissions and related issuance costs. As of June 30, 2026, we had an aggregate of $39.4 million remaining for issuance under our ATM Program.

In June 2026, we significantly expanded our research collaboration with Regeneron, which included a $37.0 million target selection payment received in July 2026 for two additional programs selected and Regeneron secured the option to select up to six additional future targets for additional target nomination fees bringing the total potential target nomination, research, development, regulatory and sales-based milestones covered under the collaboration to up to approximately $4.0 billion.

Based upon our current operating plan and liquidity requirements, we expect our existing capital resources will be sufficient to fund operations into at least the second half of 2028. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiation of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional capital to fund our operations in the future. There can be no assurance, however, that such efforts will be successful; or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(43,617)	$(36,796)
Net cash used in investing activities	(186,824)	(45,764)
Net cash provided by financing activities	234,998	93,550
Net increase in cash, cash equivalents and restricted cash	$4,557	$10,990

Cash Flows from Operating Activities

Net cash used in operating activities of $43.6 million and $36.8 million for the six months ended June 30, 2026 and 2025, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for the six months ended June 30, 2026 and net income for the six months ended June 30, 2025 included, among other items, non-cash charges of stock-based compensation, non-cash lease expense, depreciation and amortization, partially offset by net accretion of discounts on short-term investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $186.8 million, primarily due to increased purchases of short-term investments following the funds received from our equity issuance via the underwritten public offering in March 2026. These purchases were partially offset by proceeds from the maturities of marketable securities.

During the six months ended June 30, 2025, net cash used in investing activities was $45.8 million, primarily due to increased purchases of short-term investments following the funds received from our equity issuance via the underwritten public offering in May 2025. These purchases were partially offset by proceeds from the maturities of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities of $235.0 million was primarily due to net proceeds from equity issuance via the underwritten public offering in March 2026.

During the six months ended June 30, 2025, net cash provided by financing activities of $93.6 million was primarily due to net proceeds from equity issuance via the underwritten public offering in May 2025.

Contractual Obligations

During the three months ended June 30, 2026, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations. We had cash, cash equivalents and short-term investments of $330.3 million and $137.1 million as of June 30, 2026 and December 31, 2025, respectively, which consist of bank deposits, money market funds and U.S. Treasury securities. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant for us.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of June 30, 2026, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of the portfolio.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic product candidates, based on our proprietary biologic PROBODY conditionally activated technology platform. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $750.9 million and $711.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $330.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second half of 2028. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our recent restructuring. Our monthly spending levels vary based on our ongoing clinical trials, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with all oncology drugs, there may be immediate or late side effects associated with the use of our product candidates, including Varseta-M and CX-801. Our lead program, Varseta-M, is an antibody-drug conjugate which is in a class of therapy known to drive potent anti-cancer activity, but that often has side effects or adverse events that need to be managed in order for patients to derive benefits from treatment. There can be no assurance that unexpected adverse events will not occur in our ongoing trials, including the ongoing Phase 1 clinical trials of Varseta-M or CX-801, or in future trials involving our product candidates or the product candidates of our collaborators. Undesirable side effects may appear in later trials that were not observed in our earlier trials or may be more severe in later trials than earlier trials.

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

We face substantial competition from pharmaceutical companies developing products in oncology, including companies such as Amgen, AstraZeneca PLC, Bristol Myers Squibb, GlaxoSmithKline plc, Merck & Co., Inc., Novartis AG, Pfizer, Roche Holding Ltd. and Sanofi SA. Many large and mid-sized biotech companies, including BeOne, Incyte, Nektar, and Alkermes have ongoing efforts in cancer immunotherapy. Several companies, including Adagene, Amgen, Sanofi, BioAtla, Halozyme, Janux Therapeutics, Roche, Takeda, Vir Biotechnology, Werewolf Therapeutics and Xilio are exploring antibody masking and/or conditional activation strategies, which could compete with our PROBODY platform. We are also aware of several companies that are developing ADCs, such as AbbVie, ADC Therapeutics, AstraZeneca, Bristol Myers Squibb, Daiichi Sankyo, Gilead, Merck & Co., Pfizer, Roche Holding Ltd. and Takeda. Companies like Gilead and Jazz are pursuing development programs in the cytokine space. Furthermore, several large pharmaceutical companies, including Amgen, Novartis AG and Roche Holding Ltd., are developing T-cell engaging immunotherapies, and we are aware of several mid-sized biotech companies, such as MacroGenics and Xencor, and small companies with ongoing efforts to develop T-cell engaging immunotherapies. Any of these companies may be well capitalized and may have significant clinical experience. In addition, these companies include our collaborators.

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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 26% of our outstanding common stock. These stockholders, acting together, would have significant influence over matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.1(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/22/2026	3.1

3.2	Amended and Restated Bylaws.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

10.1	CytomX Therapeutics, Inc. Amended and Restated 2015 Equity Incentive Plan	8-K	6/22/2026	10.1

10.2	CytomX Therapeutics, Inc. Amended and Restated Employee Stock Purchase Plan.	8-K	6/22/2026	10.2

10.3+	Amendment No. 3 to the Collaboration and License Agreement effective as of May 16, 2026 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.				X

10.4+	Amendment No. 4 to the Collaboration and License Agreement ffective as of May 31, 2026 by and between CytomX Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

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

CytomX Therapeutics, Inc.

Date: August 6, 2026	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)