Form 10-Q
period 2026-09-30
CytomX Therapeutics, Inc.
filed 2026-11-05
CIK 1501989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

Commission File Number 001-37587

CytomX Therapeutics, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	27-3521219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5959 Horton Street, Suite 300 Emeryville, CA (Address of principal executive offices)	94608 (zip code)

(650) 515-3185

(Registrant’s telephone number, including area code)

151 Oyster Point Blvd., Suite 400

South San Francisco, CA 94080

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

As of October 31, 2026, the registrant had 218,004,920 shares of common stock, $0.00001 par value per share, outstanding. This number does not include 1,179,245 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of October 31, 2026 (which are immediately exercisable at an exercise price of $0.00001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s underwritten public offering in March 2026.

CYTOMX THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CYTOMX THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2026	2025
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$33,963	$12,667
Short-term investments	314,017	124,385
Restricted cash	917	—
Accounts receivable	501	2,013
Prepaid expenses and other current assets	6,650	4,856
Total current assets	356,048	143,921
Property and equipment, net	2,518	1,304
Intangible assets, net	328	438
Goodwill	949	949
Restricted cash	610	1,527
Operating lease right-of-use asset	3,675	3,396
Other assets	551	31
Total assets	$364,679	$151,566
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,138	$1,301
Accrued liabilities	16,453	14,197
Operating lease liabilities - short-term	526	4,240
Deferred revenue, current portion	27,415	26,877
Total current liabilities	45,532	46,615
Deferred revenue, net of current portion	25,864	1,590
Operating lease liabilities - long term	3,862	—
Other long-term liabilities	4,533	4,353
Total liabilities	79,791	52,558
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,056,062	810,844
Accumulated other comprehensive income (loss)	(315)	111
Accumulated deficit	(770,861)	(711,949)
Total stockholders' equity	284,888	99,008
Total liabilities and stockholders' equity	$364,679	$151,566

__________________

(1)
The condensed balance sheet as of December 31, 2025 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$1,688	$5,963	$13,365	$75,538
Operating expenses:
Research and development	16,480	15,304	53,316	47,493
General and administrative	8,710	6,427	27,004	22,477
Total operating expenses	25,190	21,731	80,320	69,970
Income (loss) from operations	(23,502)	(15,768)	(66,955)	5,568
Interest income	3,271	1,592	7,918	3,725
Other income	294	5	305	33
Income (loss) before income taxes	(19,937)	(14,171)	(58,732)	9,326
Provision for income taxes	61	58	180	184
Net income (loss) attributable to common stockholders	(19,998)	(14,229)	(58,912)	9,142
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(119)	71	(426)	77
Total comprehensive income (loss)	$(20,117)	$(14,158)	$(59,338)	$9,219

Net income (loss) per share:
Basic	$(0.09)	$(0.09)	$(0.29)	$0.07
Diluted	$(0.09)	$(0.09)	$(0.29)	$0.07
Weighted average common shares used to compute net income (loss) per share
Basic	219,106,651	165,004,291	205,259,594	127,352,366
Diluted	219,106,651	165,004,291	205,259,594	128,859,852

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	170,186,365	$2	$810,844	$111	$(711,949)	$99,008
Exercise of stock options and release of RSUs	1,516,946	—	281	—	—	281
Issuance of common stock in follow on offering, net of issuance cost	45,990,567	—	228,351	—	—	228,351
Issuance of pre-funded warrants in follow on offering, net of issuance cost	—	—	5,855	—	—	5,855
Stock-based compensation	—	—	4,706	—	—	4,706
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(18,248)	(18,248)
Balance at March 31, 2026	217,693,878	2	1,050,037	102	(730,197)	319,944
Exercise of stock options and release of RSUs	125,074	—	265	—	—	265
Issuance of common stock under the ESPP	80,332	—	246	—	—	246
Stock-based compensation	—	—	2,577	—	—	2,577
Other comprehensive loss	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(20,666)	(20,666)
Balance at June 30, 2026	217,899,284	2	1,053,125	(196)	(750,863)	302,068
Exercise of stock options	53,754	—	94	—	—	94
Stock-based compensation	—	—	2,843	—	—	2,843
Other comprehensive loss	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(19,998)	(19,998)
Balance at September 30, 2026	217,953,038	$2	$1,056,062	$(315)	$(770,861)	$284,888

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance at December 31, 2024	80,099,889	$1	$691,095	$27	$(691,579)	$(456)
Exercise of stock options and release of RSUs	521,404	—	—	—	—	—
Stock-based compensation	—	—	2,008	—	—	2,008
Other comprehensive loss	—	—	—	(28)	—	(28)
Net income	—	—	—	—	23,525	23,525
Balance at March 31, 2025	80,621,293	1	693,103	(1)	(668,054)	25,049
Exercise of stock options and release of RSUs	332,741	—	76	—	—	76
Issuance of common stock under the ESPP	110,974	—	101	—	—	101
Issuance of common stock in follow-on offering, net of issuance cost	76,923,076	1	93,372	—	—	93,373
Exercise of pre-funded warrants	6,923,031	—	—	—	—	—
Stock-based compensation	—	—	1,431	—	—	1,431
Other comprehensive income	—	—	—	34	—	34
Net loss	—	—	—	—	(154)	(154)
Balance at June 30, 2025	164,911,115	2	788,083	33	(668,208)	119,910
Exercise of stock options	158,532	—	253	—	—	253
Stock-based compensation	—	—	1,384	—	—	1,384
Other comprehensive income	—	—	—	71	—	71
Net loss	—	—	—	—	(14,229)	(14,229)
Balance at September 30, 2025	165,069,647	$2	$789,720	$104	$(682,437)	$107,389

See accompanying notes to condensed financial statements.

CYTOMX THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(58,912)	$9,142
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	109	109
Depreciation and amortization	604	757
Gain on disposal of property and equipment	(293)	—
Accretion of discounts on short-term investments	(3,519)	(1,487)
Stock-based compensation expense	10,126	4,823
Non-cash lease expense	3,859	3,322
Changes in operating assets and liabilities
Accounts receivable	1,512	1,474
Prepaid expenses and other assets	(6,452)	(368)
Accounts payable	(294)	(434)
Accrued liabilities and other long-term liabilities	1,479	(3,535)
Deferred revenue	24,812	(66,147)
Net cash used in operating activities	(26,969)	(52,344)
Cash flows from investing activities:
Purchases of property and equipment	(589)	(19)
Proceeds from sale of property and equipment	300	—
Purchases of short-term investments	(376,538)	(148,306)
Maturities of short-term investments	190,000	103,000
Net cash used in investing activities	(186,827)	(45,325)
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants, net of issuance cost	5,855	—
Proceeds from issuance of common stock, net of issuance cost	228,407	93,373
Proceeds from employee stock purchase plan and exercise of stock options	830	430
Net cash provided by financing activities	235,092	93,803
Net increase (decrease) in cash, cash equivalents and restricted cash	21,296	(3,866)
Cash, cash equivalents and restricted cash, beginning of period	14,194	39,079
Cash, cash equivalents and restricted cash, end of period	$35,490	$35,213
Supplemental disclosures of noncash investing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	1,237	—
Supplemental disclosures of noncash financing activities:
Right-of-use assets obtained in exchange for lease obligations	4,138	—

See accompanying notes to condensed financial statements.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Description of the Business

CytomX Therapeutics, Inc. (the “Company”) is a clinical-stage, oncology-focused biopharmaceutical company developing potent biologics designed to remain masked and inactive in healthy tissue and to be unmasked and preferentially activated in the tumor microenvironment. The Company aims to build a commercial enterprise to maximize its impact on the treatment of cancer. The Company is advancing potential first-in-class and best-in-class therapeutics created using its PROBODY therapeutic technology platform that could meaningfully improve outcomes for cancer patients. Its proprietary and unique PROBODY technology platform is designed to enable “conditional activation” of masked drug candidates in the tumor microenvironment across multiple therapeutic modalities. The Company is located in Emeryville, California and was incorporated in the state of Delaware in September 2010.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies this interim period as compared to the significant accounting policies disclosed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of the “Notes to Financial Statements” included in Part II, Item 8 of the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(19,998)	$(14,229)	$(58,912)	$9,142

Denominator:
Basic
Weighted-average common shares outstanding	217,927,406	165,004,291	204,412,957	127,352,366
Weighted-average pre-funded warrants	1,179,245	—	846,637	—
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	219,106,651	165,004,291	205,259,594	127,352,366
Diluted
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	219,106,651	165,004,291	205,259,594	127,352,366
Effect of potentially dilutive securities:
Stock options, ESPP & RSUs	—	—	—	1,507,486
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	219,106,651	165,004,291	205,259,594	128,859,852

Net income (loss) per share
Basic	$(0.09)	$(0.09)	$(0.29)	$0.07
Diluted	$(0.09)	$(0.09)	$(0.29)	$0.07

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Options and ESPP to purchase common stock	19,920,739	15,984,069	19,061,119	13,584,042
Common stock warrants	188,127	5,769,231	3,908,863	9,615,385
RSUs	2,807,468	2,908,581	2,947,260	122,103
Total	22,916,334	24,661,881	25,917,242	23,321,529

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

The following tables set forth the fair value of the Company’s investments subject to fair value measurements on a recurring basis and the level of inputs used in such measurements:

		September 30, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains (Losses)	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$33,765	$—	$33,765
Restricted cash (money market funds)	Level I	1,527	—	1,527
U.S. Treasury securities	Level II	314,332	(315)	314,017
Total		$349,624	$(315)	$349,309

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Gains (Losses)	Aggregate Fair Value
		(in thousands)
Assets
Money market funds	Level I	$12,775	$—	$12,775
Restricted cash (money market funds)	Level I	1,527	—	1,527
U.S. Treasury securities	Level II	124,274	111	124,385
Total		$138,576	$111	$138,687

As of September 30, 2026 and December 31, 2025, interest receivable of $2.0 million and $0.5 million, respectively, primarily related to short-term investments are included in prepaid expenses and other current assets.

During the three and nine months ended September 30, 2026, the Company did not record an allowance for credit losses or other impairment charges on the Company’s marketable securities. Based upon the quarterly impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. As of September 30, 2026, the contractual maturities of the Company's short-term U.S. Treasury securities were less than one year. Based on the scheduled maturities of these marketable securities, the Company determined that it is more likely than not that it will hold the securities to maturity and recover its amortized cost basis.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Research and clinical expenses	$5,489	$4,345
Payroll and related expenses	7,198	8,209
Legal and professional expenses	2,206	1,478
Restructuring expenses	—	23
Other accrued expenses	1,560	142
Total	$16,453	$14,197

6. Collaboration and License Agreements

The following table summarizes the revenue by collaboration partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Amgen	$—	$—	$—	$9,818
Astellas	—	4,360	9,072	18,453
Bristol Myers Squibb	—	—	—	41,928
Regeneron	1,688	1,600	4,293	5,307
Moderna	—	3	—	32
Total revenue	$1,688	$5,963	$13,365	$75,538

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

At the initiation of the collaboration, the Company had the option to select, from programs specified in the Amgen Agreement, an existing preclinical stage TCE product from the Amgen preclinical pipeline. In March 2018, CytomX selected the program and this program, CX-908, a PROBODY T cell engager targeting CDH3 and CD3, is currently in preclinical development. CytomX is responsible, at its expense, for converting this program to a conditionally activated TCE product, and thereafter, will be responsible for development, manufacturing, and commercialization of the product (“CytomX Product”). Amgen is eligible to receive up to $203.0 million in development, regulatory, and commercial milestone payments for the CytomX Product, and tiered mid-single digit to low double-digit percentage royalties.

Astellas Pharma Inc.

On March 23, 2020, the Company entered into a Collaboration and License Agreement with Astellas Pharma Inc. ("Astellas") (the “Astellas Agreement”) to research, develop, and commercialize PROBODY therapeutic candidates against up to six oncology targets, including an initial target and potential additional targets. Under the agreement, the Company received an $80.0 million upfront payment and is eligible to receive development, regulatory and commercial milestone payments, as well as tiered royalties on future product sales.

Since inception of the collaboration, the Company has achieved multiple development milestones on selected collaboration targets, including a $5.0 million payment for the initiation of GLP toxicology studies by Astellas, which was fully recognized in the first quarter of 2025.

In the first quarter of 2026, Astellas chose not to advance the remaining preclinical programs and terminated the Astellas Agreement effective May 12, 2026, which resulted in the completion of the Company's performance obligation and recognition of the remaining deferred revenue by the second quarter of 2026. As a result, a cumulative adjustment of $7.1 million of revenue was recognized in the first quarter of 2026, which lowered the net loss per share by $0.03 for the nine months ended September 30, 2026. It has no impact on the net loss per share of the current quarter. As of September 30, 2026, there was no deferred revenue relating to the Astellas Agreement. Deferred revenue was $8.6 million as of December 31, 2025. There was no amount due from Astellas under the Astellas Agreement as of September 30, 2026. The amount due from Astellas was $0.9 million as of December 31, 2025.

Bristol Myers Squibb Company

Effective July 7, 2014, the Company entered into a collaboration and license agreement with Bristol Myers Squibb Company ("Bristol Myers Squibb") (the “BMS Agreement”) to discover, develop, and commercialize PROBODY therapeutics against multiple oncology targets, including CTLA-4, which was subsequently expanded in 2017 and amended in 2021 to include additional targets and extended research activities. Under the collaboration, the Company received aggregate upfront and milestone payments of $297.0 million and was eligible for additional development, regulatory, commercial milestone payments, and royalties on future product sales.

In 2024, Bristol Myers Squibb discontinued development of its lead CTLA-4 program, BMS-986288, and reduced the scope of certain preclinical research activities under the collaboration. The Company's research obligations for the remaining programs were completed in April 2025, resulting in recognition of the remaining deferred revenue of $11.6 million, and Bristol Myers Squibb subsequently terminated the collaboration in July 2026 after electing not to advance the remaining preclinical programs.

ModernaTX, Inc.

The Company and ModernaTX, Inc. (“Moderna”) entered into a Collaboration and License Agreement (the “Moderna Agreement”), effective December 30, 2022, to collaborate on discovery and preclinical research and development activities to create investigational messenger RNA (“mRNA”) based conditionally activated therapies using the Company’s PROBODY therapeutic technology. Moderna is solely responsible for the development (preclinical and clinical), manufacturing, and commercialization of any products under the Moderna Agreement.

Under the terms of the Moderna Agreement, the Company granted Moderna an exclusive, worldwide right to develop and commercialize PROBODY therapeutics for the collaboration programs. In exchange, the Company received an upfront payment of $35.0 million in January

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

2023, including $5.0 million of prepaid research and development service fees. The Company will continue to receive research and development service fees according to the preclinical research work plans based on a prescribed full-time equivalent (“FTE”) rate and is eligible to receive up to approximately $1.2 billion in future development, regulatory, and commercial milestone payments. The Company is also eligible to receive tiered royalties from high-single digit to low-teen percentage rates of annual global net sales of any products that are commercialized under the Moderna Agreement.

Due to Moderna's budget considerations, the Company's remaining activities for its performance obligation are currently paused pending future alignment with Moderna. In the fourth quarter of 2026, $5.7 million of deferred revenue is expected to be recognized as revenue at the end of the research term for certain programs. As of September 30, 2026 and December 31, 2025, deferred revenue relating to the Moderna Agreement was $9.3 million and $9.3 million, respectively. There was no amount due from Moderna under the Moderna Agreement as of September 30, 2026 and December 31, 2025.

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

As of September 30, 2026 and December 31, 2025, deferred revenue relating to the Regeneron Agreement was $44.0 million and $10.5 million, respectively. The amount due from Regeneron under the Regeneron Agreement was $0.5 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively. In the fourth quarter of 2026, the remaining deferred revenue of $7.2 million associated with a paused Regeneron program is expected to be recognized as revenue at the end of the research term.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Contract Liabilities

The following table presents changes in the Company’s total contract liabilities during the nine months ended September 30, 2026 and 2025:

Deferred Revenue
(in thousands)
December 31, 2025	$28,467
Additions	38,170
Revenue recognized	(13,358)
September 30, 2026	$53,279

December 31, 2024	$94,063
Additions	4,391
Revenue recognized	(70,538)
September 30, 2025	$27,916

During the nine months ended September 30, 2026, the Company recognized revenue of $13.4 million, of which $11.8 million was included in contract liabilities as of December 31, 2025. The Company expects that the $53.3 million of deferred revenue related to the following contracts as of September 30, 2026 will be recognized as revenue based on actual FTE effort and estimated program progress as set forth below. However, the timing of revenue recognition could differ from the estimates depending on facts and circumstances impacting the various contracts, including progress of research and development, resources assigned to the contracts by the Company or its collaboration partners or other factors outside of the Company’s control.

•
The $9.3 million of deferred revenue related to the Moderna Agreement, is expected to be recognized primarily in 2026 and in 2027. Of this amount, $5.7 million is expected to be recognized in the fourth quarter of 2026 upon completion of the respective programs research terms.
•
The $44.0 million of deferred revenue related to the Regeneron Agreement, together with research and development service fees, is expected to be recognized until 2030. In the fourth quarter of 2026, $7.2 million associated with a paused Regeneron program is expected to be recognized at the end of the research term.

7. License Agreements

UCSB Agreement

In August 2010, the Company entered into an exclusive, worldwide license agreement with University of California, Santa Barbara (“UCSB”), relating to the use of certain patents and technology, and to patent rights the Company co-owns with UCSB that cover certain conditionally activatable antibodies (the “UCSB Agreement”). Pursuant to the UCSB Agreement, the Company has annual minimum royalty obligations of $0.2 million under the terms of certain exclusive licensed patent rights. In April 2019, the Company entered into Amendment No. 3 to the UCSB Agreement to adjust and clarify certain sublicense terms (“Amendment No. 3”). Under the terms of Amendment No. 3, the Company agreed to make an additional annual license maintenance fee of $0.8 million through January 2031. In the event that the Company terminates the agreement due to a material concern regarding the safety or efficacy of the related technology, 50% of all remaining maintenance fees will become due immediately. Otherwise, all remaining maintenance fees will become due immediately upon early termination of the agreement unless there is a material breach by UCSB.

No license or sublicense expenses were incurred during the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the Company incurred license and sublicense expenses of $0.9 million and $1.1 million, respectively, under the UCSB Agreement.

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

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

In April 2024, the Company made a $5.0 million payment of the $35.0 million in potential clinical development milestone payments to AbbVie (formerly ImmunoGen) with respect to achieving the milestone of dosing the first patient for Varseta-M under the ImmunoGen 2019 License. The remaining potential development milestone payments of up to $30.0 million under the ImmunoGen 2019 License are expected to be triggered by first patient dosing in the first Phase 2 study and/or the first Phase 3 study for an EpCAM program (e.g. Varseta-M) in the amounts of $10.0 million and $20.0 million, respectively.

Varseta-M, which is currently in Phase 1 development, is covered under the ImmunoGen 2019 License.

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

In June 2023, the Company entered into an agreement with BVF Partners L.P. (“BVF”) for a private placement and received aggregate net proceeds of approximately $29.7 million in July 2023, after deducting issuance costs of approximately $0.3 million. In the private placement, the Company issued pre-funded warrants to BVF to purchase up to 14,423,077 shares of common stock (the “BVF Pre-Funded Warrants”), accompanying Tranche 1 warrants to purchase up to 5,769,231 shares of common stock and accompanying Tranche 2 warrants to purchase up to 5,769,231 shares of common stock, at a combined price of $2.08 per share. The initial exercise price of the Tranche 1 and Tranche 2 warrants was $4.16 per share and $6.24 per share, respectively. The public offering in May 2025 described above triggered an adjustment provision in the Tranche 1 and Tranche 2 warrants, pursuant to which the exercise prices were reduced to $2.73 and $3.77 per share, respectively. The Tranche 1 and Tranche 2 warrants expired without being exercised in July 2025 and July 2026, respectively. BVF exercised the BVF Pre-Funded Warrants for 7.5 million shares of common stock in May 2024 and for the remaining 6.9 million shares in May 2025, in each case at an exercise price of $0.00001 per share. As of September 30, 2026, BVF has no remaining BVF Pre-Funded Warrants, Tranche 1 warrants, or Tranche 2 warrants outstanding.

The following table summarizes the Company's outstanding warrants as of September 30, 2026:

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

	Pre-funded Warrants		Tranche 2 Warrants
	Number of warrants	Weighted- Average Exercise Price Per Share	Number of warrants	Weighted- Average Exercise Price Per Share

Balance at December 31, 2025	—	$—	5,769,231	$3.77
Issuance in public offering	1,179,245	$0.00001	—	$—
Expired	—	$0.00001	(5,769,231)	$3.77
Balance at September 30, 2026	1,179,245	$0.00001	—	$—

In June 2026, the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 600,000,000.

9. Stock-Based Compensation

Stock Options

Activities for the Company’s stock option plans for the nine months ended September 30, 2026 were as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share
Balance at December 31, 2025	16,708,942	$5.12
Options granted	4,093,374	5.07
Options exercised	(346,998)	1.68
Options forfeited/expired	(425,574)	11.38
Balance at September 30, 2026	20,029,744	$5.04

The Company recorded $1.9 million and $0.8 million of stock-based compensation expense related to the stock option plans for the three months ended September 30, 2026 and 2025, respectively.

The Company recorded $7.3 million and $2.9 million of stock-based compensation expense related to the stock option plans for the nine months ended September 30, 2026 and 2025, respectively.

Time-based RSUs ("TRSU")

Activities for the Company’s TRSUs for the nine months ended September 30, 2026 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	2,911,194	$1.25
RSUs awarded	1,404,925	5.52
RSUs vested	(1,348,776)	1.41
RSUs forfeited	(97,844)	3.36
Balance at September 30, 2026	2,869,499	$3.19

The Company recorded $0.9 million and $0.5 million of stock-based compensation expense related to the TRSUs for the three months ended September 30, 2026 and 2025, respectively.

The Company recorded $2.6 million and $1.1 million of stock-based compensation expense related to the TRSUs for the nine months ended September 30, 2026 and 2025, respectively.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

Performance-based RSUs ("PSUs")

2024 PSU

In January 2024, the Company granted 810,000 PSUs to executive employees with an aggregate grant date fair value of approximately $1.3 million. Vesting for 50% of the PSUs granted would occur upon attaining specified milestones by December 2025 (“2024-Tranche-1 PSUs”), and the remaining 50% will vest upon attaining specified milestones by December 2026 (“2024-Tranche-2 PSUs”). The 2024-Tranche-1 PSUs were canceled as the related performance condition was not met by December 2025. As of September 30, 2026, the Company determined that it is not probable that the performance conditions will be satisfied for 2024-Tranche-2 PSUs and hence no compensation cost was recorded for these awards through September 30, 2026.

2025 PSU

In September 2025 and February 2026, the Company granted a total of 463,350 PSUs to executive employees with an aggregate grant date fair value of approximately $1.5 million. Vesting for one-third of the PSUs granted will occur upon attaining a specified milestone (“2025-Tranche-1 PSUs”), vesting for one-third of the PSUs granted will occur upon attaining a specified milestone (“2025-Tranche-2 PSUs”) on June 30, 2027 or later, and the remaining one-third will vest upon attaining a specified milestone on June 30, 2028 or later (“2025-Tranche-3 PSUs”). As of September 30, 2026, the Company determined that it is not probable that the performance conditions will be satisfied for any of these tranches and hence no compensation cost was recorded for these awards through September 30, 2026.

Activities for the Company’s PSUs for the nine months ended September 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	705,850	$2.39
PSUs awarded	50,000	6.09
Balance at September 30, 2026	755,850	$2.63

Stock-based Compensation

Total stock-based compensation recorded was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$1,224	$597	$3,238	$1,723
General and administrative	1,619	787	6,888	3,100
Total stock-based compensation expense	$2,843	$1,384	$10,126	$4,823

During the nine months ended September 30, 2026, in connection with the extension of consulting arrangements for two former executives, the Company extended the vesting period of unvested options and awards and the exercisable period of vested options, as permitted under the Company's equity incentive plans. As a result, the Company recognized the full amount of the incremental stock-based compensation expense of approximately $2.5 million in general and administrative expenses for the nine months ended September 30, 2026.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

10. Leases

2016 Lease Operating Lease

In December 2015, the Company entered into a lease (the “2016 Lease”) of office and laboratory space located in South San Francisco, California for the Company’s corporate headquarters. The 2016 Lease has an initial term of ten years through September 2026 and the Company had an option to extend the initial term for an additional five years at the then fair rental value as determined pursuant to the 2016 Lease. In addition, the Company obtained a standby letter of credit (the “2016 Letter of Credit”) in an amount of approximately $0.9 million, which may be drawn by the landlord prior to its expiration on December 31, 2026, to be applied for certain purposes upon the Company’s breach of any provisions under the 2016 Lease. The Company recorded $0.9 million of cash securing the 2016 Letter of Credit as current restricted cash and non-current restricted cash on its balance sheets as of September 30, 2026 and December 31, 2025, respectively. In January 2026, the Company and the sublease tenant entered into a sublease termination agreement, resulting in an early termination of the sublease in February 2026. Pursuant to the sublease termination agreement, the sublessee paid an aggregate of $0.6 million as final settlement of the sublease, of which $0.2 million was included as an offset against operating lease cost for the first quarter of 2026.

During the three and nine months ended September 30, 2026, under the 2016 Lease, rent expense was $1.2 million and $3.3 million, respectively and related variable lease cost was $0.7 million and $2.0 million, respectively. As of September 30, 2026, which was the end of the 2016 Lease, the Company had no operating lease ROU asset or operating lease liability outstanding. As of December 31, 2025, under the 2016 Lease, the operating lease ROU asset was $3.4 million and the operating lease liability was $4.2 million.

2026 Lease Operating Lease

In November 2025, the Company entered into a lease (the “2026 Lease”) of office and laboratory space located in Emeryville, California for the Company’s corporate headquarters. The contractual term for the 2026 Lease is October 1, 2026 to December 31, 2029. The Company determined that the lease commencement date for accounting purposes is April 1, 2026, when the office and laboratory space is available for use by the Company to begin construction of its leasehold improvements, and resulted in recognition of approximately $4.1 million lease liabilities and the related right of use assets. The Company expects to utilize the full amount of the one-time tenant improvement allowance of $0.4 million receivable from landlord. The Company has two options to extend the term, each for an additional two years, at the then fair market rent as determined under the term of the 2026 Lease. In addition, the Company has provided a security deposit of $0.5 million or letter of credit (the “2026 Letter of Credit”) with anticipated reduction to $0.3 million at the end of December 2026, which may be drawn by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under the 2026 Lease. The Company has recorded the $0.5 million 2026 Letter of Credit as non-current restricted cash on its balance sheet as of September 30, 2026 and December 31, 2025.

Rent expense is recognized on a straight-line basis over the term of the lease and accordingly the Company records the difference between cash rent payments and the recognition of rent expense against the operating lease ROU asset. Rent expense under the 2026 Lease during the three and nine months ended September 30, 2026 was $0.4 million and $0.7 million, respectively.

Supplemental information related to the 2026 Lease is as follows:

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2026
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$—	$—

		September 30, 2026
		(in thousands)
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets		$3,675
Current operating lease liabilities		526
Non-current operating lease liabilities		3,862
Total operating lease liabilities		$4,388

Weighted-average remaining lease term (in years)
Operating lease		3.25
Weighted-average discount rate
Operating lease		10.87%

September 30, 2026
(in thousands)
Undiscounted future non-cancelable lease payments
2027	$1,815
2028	1,900
2029	1,986
Total lease payments	5,701
Less: Imputed interest	(957)
Less: Tenant improvement allowance	(356)
Present value of lease liabilities	$4,388

11. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets through September 30, 2026.

The Company files income tax returns in the U.S. federal jurisdiction, the state of California and various other U.S. states. The state of California contested the Company’s tax position on revenue apportionment for upfront and milestone payments resulting from the Company’s collaboration and licensing agreements for the years 2017 and 2018. In September 2023, the Company received Notice of Proposed Assessment (“NOPA”) from the Franchise Tax Board. The Company recorded an uncertain tax position of $4.5 million in long-term liabilities for the proposed tax assessment, penalties and interest through September 30, 2026. Additional utilization of carryforward attributes and indirect federal tax effects of the assessment would result in a reduction in deferred tax assets of $5.0 million. The Company filed a protest to contest the proposed assessment in November 2023. Due to the ongoing nature of the examination and discussions with the state of California, the Company is unable to estimate a date by which this matter will be resolved.

CytomX Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

12. Segment Disclosures

The Company operates as a single operating segment. The Chief Executive Officer is identified as the Chief Operating Decision Maker (“CODM”). The CODM primarily reviews the Company’s financial information on an aggregate basis. The CODM utilizes the aggregated financial information to make strategic decisions, assess performance, and allocate resources across the Company. The aggregate information includes the revenue by collaboration partner, research and development expense by program, as well as net income (loss) that is reported on the Statements of Operations and Comprehensive Income (Loss). Net income (loss) is used to monitor budget versus actual results in assessing performance of the segment and in establishing management's compensation. The measure of segment assets is reported on the Balance Sheets as total assets. All of the Company’s long-lived assets are located in the United States. In addition to revenue by collaboration partner disclosed in Note 6, the CODM reviews the following significant expenses in making decisions about the allocation of resources and assessing performance (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Total revenue	$1,688	$5,963	$13,365	$75,538
External costs incurred by product candidate (target):
Varseta-M (EpCAM)	3,789	5,354	17,828	13,304
CX-801 (IFNα2b)	949	369	1,730	1,308
CX-904 (EGFRxCD3)	188	150	656	710
Other wholly owned and partnered programs	239	462	654	1,357
General research and development expenses	1,861	1,700	6,669	5,750
Total external costs	7,026	8,035	27,537	22,429
Internal costs	9,454	7,269	25,779	25,064
Research and development expenses	16,480	15,304	53,316	47,493
General and administrative expenses	8,710	6,427	27,004	22,477
Total operating expenses	25,190	21,731	80,320	69,970
Income (loss) from operations	(23,502)	(15,768)	(66,955)	5,568
Interest income	3,271	1,592	7,918	3,725
Other income	294	5	305	33
Income (loss) before income taxes	(19,937)	(14,171)	(58,732)	9,326
Provision for income taxes	61	58	180	184
Net income (loss)	$(19,998)	$(14,229)	$(58,912)	$9,142

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

Varsetatug Masetecan (Varseta-M)

Our most advanced clinical-stage program is Varseta-M, an investigational, conditionally activated ADC targeting EpCAM. Varseta-M is initially focused on the lead indication of colorectal cancer (“CRC”). Varseta-M is designed to bring the promise of ADCs, which have made a meaningful clinical difference in other solid tumors such as lung and breast cancer, to CRC by leveraging EpCAM as a potentially ideal CRC antigen to target this disease. Varseta-M is a high affinity EpCAM antibody that is designed to preferentially bind EpCAM in the tumor microenvironment and minimize toxicities in healthy tissues, which have limited prior attempts in the field to target EpCAM systemically. Varseta-M is armed with a topoisomerase-1 inhibitor payload. Topoisomerase-1 inhibitors are known to have clinical activity in CRC, including irinotecan chemotherapy which is a standard component of the approved standard of care in CRC.

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

Varseta-M is designed to potentially address a broad range of EpCAM-expressing tumors, but our current development to date has initially focused on CRC, which is one of the largest unmet needs in oncology with over 1.9 million cases diagnosed annually around the world. It is also a disease that is expected to grow and estimated that there will be over 3 million cases globally by 2040. CRC is the second leading cause of cancer death worldwide and has a 5-year survival rate in the metastatic setting of only 13%. CRC is also the leading cause of cancer death in the U.S. for patients under the age of 50 and has been growing in incidence in younger patients over the last 3 decades.

Varseta-M clinical development has primarily been focused on late-line metastatic CRC (“mCRC”) where there is significant unmet need and treatment options are highly inadequate. In third line or later mCRC, patients have typically progressed through multiple chemotherapy-based regimens. Later stage treatment is limited to therapies that provide single digit percentage response rates, median progression free survival of 2 to 5.6 months and overall survival outcomes ranging from approximately 6 to 11 months. It is estimated that there are more than 35,000 patients in the U.S. with 3rd line or later mCRC, with the number expected to grow over the next decade.

While Varseta-M has initially been developed in late-line mCRC, the program was developed with the vision to help a broad population of mCRC patients, including those in the first- and second-line settings. Given Varseta-M’s mechanism of action, our longer-term development vision is to make Varseta-M a core component of the CRC treatment landscape in earlier lines of therapy, consistent with the development strategy that has been employed for other solid tumor ADCs. We plan to pursue combination strategies to progress this vision of moving Varseta-M to earlier lines of therapy, and we therefore initiated a Phase 1 combination study with bevacizumab in the first quarter of 2026. Varseta-M doses to be assessed in combination with bevacizumab include an every-two-week schedule (“Q2W”) and an every-four-week schedule (“Q4W”) to align with the approved bevacizumab CRC dose and schedule of 5 mg/kg Q2W. The Phase 1 combination study with bevacizumab continues, with initial clinical data anticipated by the first half of 2027.

Also, toward the longer-term goal for Varseta-M to potentially replace chemotherapy in first and second line mCRC treatment, a Varseta-M Phase 1/2 chemotherapy combination study is expected to initiate by the end of 2026 and is expected to administer Varseta-M with bevacizumab, 5-fluorouracil, and leucovorin in 2nd line mCRC patients.

Additionally, given the broad solid tumor expression profile of EpCAM, Varseta-M has the potential to be an innovative new treatment option in a wide range of solid tumors. High expression of EpCAM has been documented in other tumors such as gastric, gastroesophageal, pancreatic, ovarian, endometrial, non-small cell lung and triple negative breast cancers. We have initiated Varseta-M monotherapy Phase 1 expansion cohorts in gastric and gastroesophageal junction (“GEJ”), EpCAM-selected pancreatic ductal adenocarcinoma (“PDAC”), and EpCAM-selected biliary tract cancer (“BTC”). Development of Varseta-M in multiple, EpCAM-expressing gastrointestinal (“GI”) cancers is aligned with the long-term vision of potentially commercializing Varseta-M as a pan-tumor, multi-indication ADC.

Varsetatug Masetecan May 2025 Phase 1 Dose Escalation Data

The IND for Varseta-M was allowed to proceed by the FDA in January 2024, and a Phase 1 clinical trial in patients with EpCAM-expressing solid tumors, with an initial focus on mCRC, commenced in April 2024. No pre-screening for EpCAM expression has been conducted due to the anticipated high and uniform EpCAM expression in CRC. As of May 2025, the Phase 1 study had reached the seventh dose escalation level and had enrolled only mCRC patients.

In May 2025, we announced positive interim Phase 1 data as of an April 7, 2025 data cutoff in advanced mCRC. The data encompassed results from 25 patients treated with Varseta-M at 5 dose levels ranging from 2.4 mg/kg to 10 mg/kg, administered every three weeks (“Q3W”). The 2.4 mg/kg and 4.8 mg/kg doses were single patient dose escalation cohorts not anticipated to be therapeutically active. At the 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg doses, 23 patients were treated, 18 of whom were efficacy evaluable, having had at least one post-baseline tumor assessment as of the data cutoff. Patients enrolled in the study at the time of data cutoff had previously received a median of 4 prior lines of therapy and all patients had previously been treated with irinotecan. 64% of patients had liver metastases, 64% had disease with KRAS mutations, and 96% had disease that was microsatellite stable. Patients were not preselected based on EpCAM expression levels.

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

Varsetatug Masetecan March 2026 Interim Data Update from Phase 1 Dose Expansions

In March 2026, we announced positive interim results from the ongoing Phase 1 dose expansions as of a January 16, 2026 data cutoff date. As of the data cutoff, a total of 93 patients with late-line mCRC had been enrolled in the study. 60 patients were enrolled across the Phase 1 expansion dose range of 7.2 mg/kg, 8.6 mg/kg, and 10 mg/kg of which 56 were efficacy evaluable as of the data cutoff.

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

4 Based on March 2, 2026 data snapshot.

As previously reported on August 13, 2025, there was one treatment-related grade 5 acute kidney injury (“AKI”) in a patient treated at the 7.2 mg/kg dose. The patient had a complex medical history including having a solitary kidney, and the AKI was determined to be secondary to Grade 3 nausea and Grade 2 diarrhea. No other Grade 5 TRAEs have been reported as of the January 16th 2026 data cutoff.

At the 11 mg/kg and 12 mg/kg doses, there were no dose limiting toxicities in dose escalation. The most common TRAEs across the patients in the 11 mg/kg dose (n=8) and 12 mg/kg dose (n=3) were diarrhea (9 pts, 6 GR 3), nausea (8 pts, 0 Gr 3), and vomiting (8 pts, 1 Gr 3). Patients treated at the 11 and 12 mg/kg doses did not receive the optimized prophylactic regimen or adjusted ideal body weight dosing.

Varsetatug Masetecan Development Status

As of April 2026, enrollment in the monotherapy Varseta-M Dose Optimization cohorts is complete, having reached the goal of 40 total patients across the 8.6 mg/kg Q3W and 10 mg/kg Q3W doses. Also, on August 27, 2026, we announced that the FDA granted Varseta-M fast track designation for the treatment of patients with relapsed/refractory metastatic colorectal cancer. Additional Phase 1 Varseta-M monotherapy data, including dose selection and potential registrational strategy is expected in January of 2027, with the potential to initiate the first Varseta-M registrational study in first half of 2027.

A Phase 1 Varseta-M combination study with bevacizumab in mCRC has commenced with an initial focus on determining combination dose(s) for later phase development, including in earlier lines of therapy. Varseta-M doses to be assessed in combination with bevacizumab include Q2W and Q4W schedules to align with the approved bevacizumab CRC dose of 5 mg/kg Q2W. The study continues to enroll, with initial clinical data from this Varseta-M combination with bevacizumab anticipated in the first half of 2027.

Phase 1/2 combination study evaluating Varseta-M administered with bevacizumab, 5-fluorouracil, and leucovorin is expected to initiate by the end of 2026.

Phase 1 expansion cohort(s) evaluating Varseta-M monotherapy in non-CRC indications including GEJ patients, EpCAM-selected PDAC patients and EpCAM-selected BTC patients have been initiated.

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

CX-801 Development

The IND for CX-801 was allowed to proceed by the FDA in January 2024, and in the third quarter of 2024 the first patient was dosed in the CX-801 Phase 1 dose escalation study in solid tumors. The Phase 1 dose escalation study is focused on patients with advanced melanoma. In Phase 1 dose escalation, the study will evaluate safety, translational biomarkers and signs of clinical activity for CX-801 monotherapy and in combination with KEYTRUDA®(pembrolizumab). In the second quarter of 2024, we announced a clinical collaboration with Merck to supply KEYTRUDA for evaluation of its combination with CX-801 in the Phase 1 study. The Phase 1 study is currently in the fourth monotherapy dose escalation cohort. In May 2025, Phase 1 dose escalation enrollment of CX-801 in combination with KEYTRUDA in advanced melanoma was initiated and is currently enrolling and has cleared the third dose level.

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

For example, in May 2026, we and Regeneron amended the Regeneron Agreement to expand our collaboration, building upon the research momentum in developing next-generation bispecific immunotherapies using CytomX’s PROBODY and Regeneron's Veloci-Bi platforms. In July 2026, we received a $37.0 million target selection payment for two additional programs selected in June 2026 and Regeneron secured the option to select up to six additional future targets for additional target nomination fees, bringing the total potential target nomination, research, development, regulatory and sales-based milestones covered under the collaboration to up to approximately $4.0 billion.

We view masking as a key strategy to widen a therapeutic window for TCEs and view strategic partnering in this area as an important way to extend the reach of the PROBODY platform.

Business operations and risks

We do not have any products approved for sale, and we continue to incur significant research and development as well as general and administrative expenses related to our operations. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $770.9 million and $711.9 million, respectively.

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

Components of Results of Operations

Revenue

Our revenue to date has been primarily derived from non-refundable license payments, milestone payments and reimbursements for research and development expenses under our research, collaboration, and license agreements. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using an input method for the entire performance obligation. In applying the input method of revenue recognition, we use actual FTE hours incurred relative to estimated total FTE hours expected to be incurred for each combined performance obligation over the estimated research service period of each collaboration target. In addition to receiving upfront payments, we are entitled to variable payments related to research and development services provided and may be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from variable payments related to research and development or milestones and other contingent payments, when it is probable that there will not be a significant revenue reversal, is also recognized over the performance period based on a similar method.

In connection with the May 2026 Regeneron Amendment, we applied significant judgment to estimate the standalone selling price of the newly added Collaboration Programs. We considered observable collaboration transactions, adjusted for differences in stage of development, modality, scope of rights transferred, expected research effort, market conditions, and Company-specific circumstances when allocating $56.4 million of the unrecognized transaction price. Changes in these assumptions could materially affect the timing of revenue recognized over the estimated research service period of four years.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses resulting from changes to currency exchange rates and disposal of property and equipment.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. We determine our deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Results of Operations

Revenue

The following table summarizes our revenue by collaboration partner during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Amgen	$—	$—	$—	$—	$9,818	$(9,818)
Astellas	—	4,360	(4,360)	9,072	18,453	(9,381)
Bristol Myers Squibb	—	—	—	—	41,928	(41,928)
Regeneron	1,688	1,600	88	4,293	5,307	(1,014)
Moderna	—	3	(3)	—	32	(32)
Total revenue	$1,688	$5,963	$(4,275)	$13,365	$75,538	$(62,173)

The decrease in revenue of $4.3 million and $62.2 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods of 2025 was primarily due to:

•
The recognition of all remaining deferred revenue under the Amgen Agreement resulting from Amgen terminating its license to both the EGFR program and an additional Amgen-selected target effective the second quarter of 2025;
•
A decrease in revenue under the Astellas Agreement primarily driven by a $5.0 million preclinical milestone payment and higher research activities in 2025 compared to 2026. In the first quarter of 2026, Astellas provided notice of termination of the collaboration which resulted in $7.1 million of accelerated revenue recognition. The performance obligations under the Astellas Agreement have been completed as of the second quarter of 2026;
•
A decrease in revenue under the BMS Agreement driven by the completion of our performance obligations in the second quarter of 2025; and
•
The decrease in revenue for the nine months ended September 30, 2026 under the Regeneron Agreement due to a primary focus on the lead preclinical program under the scope of the original collaboration agreement announced in November 2022, partially offset by an increase in revenue from research activities that commenced in current quarter of 2026 related to additional collaboration programs selected under the expanded Regeneron collaboration agreement entered into in May 2026. The remaining deferred revenue of $7.2 million associated with Regeneron’s paused program is expected to be recognized in the fourth quarter of 2026, at the end of the respective research term.
•
The remaining deferred revenue of $5.7 million associated with Moderna’s certain programs is expected to be recognized in the fourth quarter of 2026, at the end of the respective research terms.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses by program incurred during the respective periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
External costs incurred by product candidate (target):
Varseta-M (EpCAM)	$3,789	$5,354	$(1,565)	$17,828	$13,304	$4,524
CX-801 (IFNα2b)	949	369	580	1,730	1,308	422
CX-904 (EGFRxCD3)	188	150	38	656	710	(54)
Other wholly owned and partnered programs	239	462	(223)	654	1,357	(703)
General research and development expenses	1,861	1,700	161	6,669	5,750	919
Total external costs	7,026	8,035	(1,009)	27,537	22,429	5,108
Internal costs	9,454	7,269	2,185	25,779	25,064	715
Total research and development expenses	$16,480	$15,304	$1,176	$53,316	$47,493	$5,823

Research and development expenses increased by $1.2 million for the three months ended September 30, 2026, compared to the corresponding period of 2025 primarily driven by an increase in internal cost due to increased personnel related expenses, and increased clinical spending for Varseta-M and other clinical programs, partially offset by a decrease in manufacturing activities for Varseta-M.

Research and development expenses increased by $5.8 million for the nine months ended September 30, 2026, compared to the corresponding period of 2025 primarily due to an increase in manufacturing and clinical activities for Varseta-M, partially offset by the absence of $1.7 million of restructuring expenses included in internal cost in the first quarter of 2025. We expect program development expenses in future quarters to be primarily focused on Varseta-M with expected continued growth in Varseta-M development spend.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
General and administrative	$8,710	$6,427	$2,283	$27,004	$22,477	$4,527

General and administrative expenses increased by $2.3 million for the three months ended September 30, 2026, compared to the corresponding period of 2025, primarily driven by increased personnel related expenses, consulting expenses and increased rent expense following the commencement of the Emeryville lease in April 2026 and the termination of the partial sublease of our headquarters in the first quarter of 2026.

General and administrative expenses increased by $4.5 million for the nine months ended September 30, 2026, compared to the corresponding period of 2025, primarily driven by increased consulting expenses and stock-based compensation expenses in the current period along with increased rent expense following the commencement of the Emeryville lease in April 2026 and the termination of the partial sublease of our headquarters in the first quarter of 2026, partially offset by $1.1 million of restructuring expenses incurred in the first quarter of 2025.

Interest Income and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Interest income	$3,271	$1,592	$1,679	$7,918	$3,725	$4,193
Other income (expense), net	294	5	289	305	33	272
Total interest income and other income (expense), net	$3,565	$1,597	$1,968	$8,223	$3,758	$4,465

Interest income increased by $1.7 million and $4.2 million during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods of 2025. The increase was primarily driven by the increase in cash and cash equivalents and short-term investments position as a result of the underwritten public offering in March 2026.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $348.0 million and an accumulated deficit of $770.9 million, compared to cash, cash equivalents and short-term investments of $137.1 million and an accumulated deficit of $711.9 million as of December 31, 2025.

To date, we have financed our operations primarily through sales of our common stock in conjunction with the our initial public offering (“IPO”), subsequent stock offerings and through our at-the-market offering program (“ATM Program”), sales of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements and proceeds from private placements of our common stock, warrants and pre-funded warrants.

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

We also have an ATM Program pursuant to a sales agreement with Jefferies LLC (as amended on March 4, 2022 and August 9, 2024, the “Sales Agreement”). In 2025, we sold 4,872,861 shares at a weighted average price of $3.44 per share under our ATM offering for net proceeds of approximately $16.3 million after deducting sales commissions and related issuance costs. As of September 30, 2026, we had an aggregate of $39.4 million remaining for issuance under our ATM Program.

In May 2026, we significantly expanded our research collaboration with Regeneron, which included a $37.0 million target selection payment received in July 2026 for two additional programs selected and Regeneron secured the option to select up to six additional future targets for additional target nomination fees bringing the total potential target nomination, research, development, regulatory and sales-based milestones covered under the collaboration to up to approximately $4.0 billion.

Based upon our current operating plan and liquidity requirements, we expect our existing capital resources will be sufficient to fund operations into the second half of 2028. However, if the anticipated operating results are not achieved in future periods, our planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The amounts and timing of our actual expenditures depend on numerous factors, including the progress of our preclinical and clinical development efforts, the results of any clinical trials and other studies, our operating costs and expenditures and other factors described under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The cost and timing of developing our product candidates is highly uncertain and subject to substantial risks and changes. As such, we may alter our expenditures as a result of contingencies such as the failure of one or all of our product candidates currently in clinical development, the acceleration of one or all of our product candidates in clinical development, the initiation of clinical trials for additional product candidates, the identification of more promising product candidates in our research efforts or unexpected operating costs and expenditures. We will need to raise additional capital to fund our operations in the future. There can be no assurance, however, that such efforts will be successful, or if they are successful, that the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(26,969)	$(52,344)
Net cash used in investing activities	(186,827)	(45,325)
Net cash provided by financing activities	235,092	93,803
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,296	$(3,866)

Cash Flows from Operating Activities

Net cash used in operating activities of $27.0 million and $52.3 million for the nine months ended September 30, 2026 and 2025, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities, as well as the receipt of the $37.0 million upfront fee payment from Regeneron in July 2026. Net loss for the nine months ended September 30, 2026 and net income for the nine months ended September 30, 2025 included, among other items, non-cash charges of stock-based compensation, non-cash lease expense, depreciation and amortization, partially offset by net accretion of discounts on short-term investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $186.8 million, primarily due to increased purchases of short-term investments following the funds received from our equity issuance via the underwritten public offering in March 2026. These purchases were partially offset by proceeds from the maturities of marketable securities.

During the nine months ended September 30, 2025, net cash used in investing activities was $45.3 million, primarily due to increased purchases of short-term investments following the funds received from our equity issuance via the underwritten public offering in May 2025. These purchases were partially offset by proceeds from the maturities of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities of $235.1 million was primarily due to net proceeds from equity issuance via the underwritten public offering in March 2026.

During the nine months ended September 30, 2025, net cash provided by financing activities of $93.8 million was primarily due to net proceeds from equity issuance via the underwritten public offering in May 2025.

Contractual Obligations

During the three months ended September 30, 2026, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations. We had cash, cash equivalents and short-term investments of $348.0 million and $137.1 million as of September 30, 2026 and December 31, 2025, respectively, which consist of bank deposits, money market funds and U.S. Treasury securities. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant for us.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of September 30, 2026, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of the portfolio.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business but are not aware of any such matters, individually or in the aggregate, that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, developing a novel class of therapeutic product candidates, based on our proprietary PROBODY platform technology, which is used to design conditionally activateble product candidates. Since our inception, we have devoted our resources to the development of PROBODY therapeutics. We have had significant operating losses since our inception. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $770.9 million and $711.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The development of biopharmaceutical product candidates is capital-intensive. To date, we have used substantial funds to develop our technology and product candidates and will require significant funds to conduct our ongoing clinical trials as well as to further our research and development, preclinical testing and future clinical trials of additional product candidates, to seek regulatory approvals for our product candidates and to manufacture and market any products that are approved for commercial sale. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company. In January 2025, we restructured the company and reduced headcount by approximately 40% to preserve capital and focus on high priority programs. In May 2025 and March 2026, we raised approximately $93.4 million and $234.2 million, respectively, of net proceeds through underwritten public offerings of our equity securities. Additionally, in July 2026, we received a $37.0 million upfront payment from our collaboration partner Regeneron in connection with the expansion of our existing collaboration agreement. As a result, we believe we have sufficient capital to operate into the second half of 2028. We will need to raise additional funds to continue our efforts. However, financial market conditions, including the public equity markets, and government regulation, including legislative and regulatory uncertainties affecting the biopharmaceutical industry, may continue to make it difficult for biotechnology companies to raise additional funds. We cannot predict when or if market conditions will change.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $348.0 million. We believe that our existing capital resources will be sufficient to fund our planned operations into the second half of 2028. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may not achieve the expected cash flow savings that we anticipate as a result of our restructuring. Our monthly spending levels vary based on our ongoing clinical trials, manufacturing activities in support thereof, new and ongoing research and development and other corporate activities. Because the length of time and activities associated with conducting our clinical trials and successfully researching and developing our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and, once any product candidate is approved, any subsequent marketing and commercialization activities.

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

To date, we have financed our operations primarily through sales of our common stock, sale of our convertible preferred securities prior to our IPO, payments received under our collaboration agreements, including the collaboration and license agreements that we entered into with each of Regeneron and Moderna in November and December 2022, respectively, and funding we received through the sales of our equity securities in July 2023, May 2025 and March 2026, and pursuant to our ATM Program. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additionally, if and to the extent that our stock price declines, our ability to raise adequate funding through equity offerings, if at all, may be limited. Funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

As is the case with all oncology drugs, our product candidates in clinical development or preclinical development go through a long process and have a high risk of failure, including termination for strategic reasons. It is impossible to predict when or if any of our or our partners' product candidates will prove safe, pure and potent (or effective) in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or our partners must complete extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans. Commencement of initial clinical trials for future programs is subject to finalizing the trial design and submission of an IND or similar submission to the FDA or similar global health authorities. In addition, even if we submit an IND or a comparable submission in other jurisdictions for our product candidates, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials and may delay our ability to begin clinical trials under such IND, causing an increase in the amount of time and expense required to develop our product candidates. As a result of the foregoing, the research and development, preclinical studies and clinical testing of any product candidate is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. For example, in March 2025, based on then-available clinical data and our pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program.

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
•
adding new clinical trial sites;
•
manufacturing our product candidates in sufficient quality and quantity for use in clinical trials; or
•
collaborators electing not to pursue development and commercialization of our product candidates.

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
•
high rates of discontinuation of research subjects;
•
inadequate supply or quality of product candidate components or materials or other supplies necessary for the manufacture of clinical trial material or the conduct of our or our collaborators’ clinical trials;
•
greater than anticipated clinical trial costs;
•
delay in the development or approval of companion diagnostic tests for our product candidates;
•
delays or difficulties in the manufacturing of our product candidates;

•
unfavorable FDA or other regulatory agency interaction, inspection or review of our clinical data or a clinical trial site;
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

We could find that the therapeutics we or our collaborators pursue are not safe, pure, potent (or efficacious). For example, in March 2025, based on then-available clinical data and our pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using our or our collaboration partner’s product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical trial. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure proper and timely conduct of clinical trials and while we expect to enter into agreements governing their committed activities, we cannot ensure their actual performance.

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues or receive royalties from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Furthermore, if one or more of our product candidates or if our PROBODY platform technology generally prove to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline could be delayed, potentially permanently. For example, in March 2023, AbbVie announced that it would not advance CX-2029 into additional clinical trials and terminated our 2016 CD71 License and Collaboration Agreement for CX-2029. In November 2023, we announced that we would not direct significant further investment in the development of CX-2029 and in the first quarter of 2025, we terminated the program. Any similar occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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
•
our reputation may suffer.

In addition, adverse side effects caused by any drugs of other companies utilizing the same or similar therapeutic agents of our product candidates, or that are similar in nature to our product candidates, could delay or prevent regulatory approval of our product candidates, limit the commercial profile of an approved label for our product candidates, or result in significant negative consequences following marketing approval.

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
•
the design of the clinical trial;
•
the availability of an appropriate genomic screening test, if needed;
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

We have enrolled or are planning to enroll patients in our clinical trials outside the United States, including in Europe. While we generally conduct our clinical trials primarily or partially in the U.S., the acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practices (“GCPs”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the trial was not subject to an IND, the FDA may not accept the data as support for an application for marketing approval unless the study was well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection, if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

In addition, we currently contract manufacturing operations to third parties, and certain of our product candidates are manufactured by and will in the future be manufactured by third parties outside the U.S., including in Europe and China. For example, we have a contract with a third-party manufacturer located in China for product candidates, including Varseta-M and CX-801, and accordingly we are exposed to the possibility of drug product supply disruption, delay and increased costs in the event of changes in the policies of the U.S., European or Chinese governments, including political unrest or unstable economic conditions in those jurisdictions or elsewhere.

Further, in 2025, the BIOSECURE Act was enacted into law, and prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government takes retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We rely on third-party contract manufacturers to manufacture our clinical trial and preclinical study product supplies, some of which are located in foreign countries. Most of our clinical trial manufacturing contractors and suppliers are our sole source for their respective manufacturing and supplies. Failure of any of these contractors could put our ability to have clinical trial material available when needed at risk. Any such failure to have clinical trial material available when needed could result in a substantial delay of our clinical trials. For each of Varseta-M and CX-801 our manufacturing supply chain includes several contract manufacturers, and failure by any of these manufacturers could result in interruptions of our clinical studies. Although we are taking steps to manage our long-term supply of Varseta-M, there can be no assurance that we will not have production failures in the future, which could affect our ability to conduct our trials for Varseta-M or any other clinical trial drug candidates, including CX-801, on our planned timeline or at all. We do not own manufacturing facilities for producing such supplies and do not have any long-term contracts and we do not currently have an alternative to any of our third-party contract manufacturers. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, we may encounter issues with transferring technology to a new third-party manufacturer, and we may encounter regulatory delays if we need to move the manufacturing of our products from one third-party manufacturer to another.

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

It may prove more challenging than we anticipate to manufacture products that incorporate our PROBODY therapeutic technology. In order to conduct clinical trials of our product candidates, including our clinical trials for Varseta-M and CX-801, we will need to manufacture them in large quantities. There can be no assurance that we will not have future production failures, which could affect our ability to conduct our trials for Varseta-M or CX-801 or any other clinical trial drug candidates on our planned timeline or at all. Furthermore, in order to conduct later stage clinical trials of our product candidates and eventually, if approved, commercial products, we will need to manufacture them in larger quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing scale and capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, we may have to initiate late-stage trials with our early clinical trial drug product and switch to late-stage or commercial drug product mid-trial. In such event, the FDA may require us to complete bridging studies to compare the earlier stage material with late-stage or commercial material to assure comparability between the earlier trial material and the late-stage or commercial material. Changing formulation and scaling up the process is a complicated and difficult task. While we believe we can complete this process successfully, there can be no assurances that the changes we make to the drug product and manufacturing process will be successful or completed in a timely manner or that the FDA will not require additional development steps or studies from those we believe are necessary. If we are not able to scale up our manufacturing capabilities with respect to any of our product candidates, extend the life of our drug stability of product candidates, or successfully complete the FDA’s bridging requirements, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We may ultimately discover that our PROBODY platform and any product candidates resulting from it do not possess certain properties required for therapeutic effectiveness or protection from toxicity. For example, when PROBODY therapeutics are administered to human subjects, protease levels in tumors may not be sufficient and the peptide mask may not be cleaved, which would limit the potential efficacy of the product candidate. In addition, if the peptide mask is inappropriately released, for example, due to an inflammatory disease, it may reduce the potential to limit toxicity of the anti-cancer agent or result in unforeseen events when administered in humans. Binding of the peptide mask to the antigen-binding domain of the PROBODY may not be constant, which could lead to intermittent periods when the antigen-binding domain or antibody portion (if applicable) is unmasked. Furthermore, PROBODY product candidates may not remain stable in the human body for the period of time required for the drug to reach and to bind to the target tissue. In addition, product candidates based on our PROBODY platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our PROBODY platform and certain product candidates have demonstrated successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. Our understanding of the molecular pharmacology of PROBODY therapeutics, that is, the precise manner and sequence in which they are activated and behave in vivo, is incomplete. PROBODY therapeutics are complex biological molecules and we are evaluating the performance of this new technology in cancer patients for the first time. Many specific elements of PROBODY therapeutic function may contribute to their overall safety and efficacy profile including, but not limited to, the removal of only one mask from the dually-masked antibody, the removal of both masks from the dually-masked antibody, the binding strength of masks for the underlying antibody, and the binding strength of the underlying antibody for its target. We have limited structural evidence for how masks interact with antibodies. It may take many years before we develop a full understanding of PROBODY pharmacology, and we may never know precisely how they function in vivo. As with any new biologic or product developed on a novel platform, we have a limited understanding of the immunogenicity profile of PROBODY therapeutics. As a result, our PROBODY product candidates may trigger immune responses, such as anti-drug antibody (“ADA”), that may inhibit the ability of the antibody to reach the target tissue, inhibit the ability of the antibody to bind to its target, cause adverse side effects in humans or cause hypersensitivity reactions. However, we cannot provide assurance that our PROBODY product candidates will not later limit drug exposure or cause severe adverse events. Problems that are specific to our PROBODY platform may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would cause the value of our common stock to decline.

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

Since 2013, we have entered into collaborations with AbbVie, Amgen, Astellas, Bristol Myers Squibb, ImmunoGen (now AbbVie), Moderna, Pfizer, Regeneron and others to develop certain PROBODY therapeutics. We may in the future seek third-party collaborators for development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over whether such collaborations pursue the development of our product candidates or the amount and timing of resources that such collaborators dedicate to the development or commercialization of our product candidates. Our partners have chosen multiple targets for research, some of which continue to be advanced and others which do not continue to advance. Our partners will continue to choose early research targets from time to time, some of which will advance into further research and development and some of which will not. As a result, there can be no assurances that any of the programs covered by our existing or future collaborations will be developed further. Further, our ability to generate revenues from our existing and future arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Additionally, some of our collaborations may require us to share in certain development and commercialization expenses. If we cannot afford to share such expenses when required, our rights under such collaborations may be adversely affected, including potentially that our collaborators may terminate the relevant agreement. Overall, collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

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
•
collaborators may independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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

For example, in January 2023, we announced topline results of the Phase 2 expansion cohorts of CX-2029 and in March 2023, AbbVie decided not to continue the future development of CX-2029. We re-acquired full rights to CX-2029; however, in the fourth quarter of 2023, we decided not to make any further significant investments in the solid tumor CX-2029 program and terminated the program in the first quarter of 2025. Additionally, in March 2025, based on clinical observations to date and our pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program.

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

In addition, to the extent that any of our collaborators were to terminate a collaboration agreement, we may decide to independently develop these product candidates to the extent we retain development rights. Such development could include funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights. Alternatively, in certain instances, we may choose to abandon product candidates altogether. For instance, in March 2023, AbbVie terminated our 2016 CD71 License and Collaboration Agreement, and from time to time some of our research programs have been terminated by our partners, such as the termination of our

Collaboration and License Agreement by Astellas effective the second quarter of 2026. The termination of any of our collaboration agreements or individual programs within a collaboration agreement could result in a change to our business plan and may have a material adverse effect on our business, financial condition, results of operations and prospects. If a collaboration or program is terminated, we would not be eligible to receive the milestone, royalty or other payments that would have been payable under the collaboration agreement. For example, in March 2025, based on clinical observations to date and our pipeline priorities, we and Amgen jointly decided to terminate the CX-904 program and we will not receive any milestone or other payments from them on this program.

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

Since commencing operations, we have entered into several collaboration agreements. Most recently, in November 2022 and December 2022, we entered into strategic collaborations with Regeneron and Moderna, respectively, and in May 2026, we amended the Regeneron Agreement to expand our collaboration. From time to time, we may consider additional strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. In July 2022, in connection with our announcement of Phase 2 topline results for praluzatamab ravtansine, we communicated our plans to seek collaborators to advance the program further, however, we did not obtain a collaborator for that program. The competition for collaborators is intense and there can be no assurances that we will be able to secure any collaboration for any of our programs. The negotiation process for strategic collaborations is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. The termination by a collaborator of a collaboration may cause a decrease in the price of our stock. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

We believe that while our PROBODY platform, its associated intellectual property and our scientific and technical know-how, gives us a competitive advantage in this space, competition from many sources remains. The clinical development pipeline for cancer includes small molecules, antibodies and therapies from a variety of groups. In addition, numerous compounds are in clinical development for cancer treatment. As a result, our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competitors develop products that are safer, more effective, or less expensive than the therapeutics we develop or if we are unable to utilize our PROBODY therapeutic technology to differentiate our PROBODY therapeutics from the products of our competitors. For instance, if any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. A variety of oncology drugs and therapeutic biologics are currently on the market or in clinical development. Given the amount of time required to successfully develop and obtain regulatory approval for each of our product candidates, it is therefore possible that by the time we obtain any such approval, if ever, and commence sales, we may no longer be able to differentiate such product candidate from those of our competitors.

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

In CRC, there are an increasing number of experimental therapies with different mechanisms of action under investigation, including therapies that are directed against CRC subtypes defined by biologic features including, but not limited to, KRAS mutational status, BRAF mutational status, MSI, and surface protein expression (e.g. cMET, CEACAM5, CDH17, HER2, EGFR). For example, AbbVie is developing ABBV-400 (cMET) in CRC patients and is currently in a Phase 3 clinical trial. Merck KGaA is also evaluating M9140 (CEACAM5) in a Phase 3 study in CRC. These novel competitor agents, alone or in combination with other anti-cancer agents, may potentially impact the approval of or adoption of therapeutics for the treatment of CRC.

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

Our current operations are located in our facilities in Emeryville, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, in March 2020, the COVID-19 pandemic caused us to restrict access to our facility and initiate a work-from-home program limiting onsite activity to a substantially reduced level of laboratory research activities. Although we gradually increased our laboratory research activities to normal levels, and adopted a hybrid work from home model, there can be no assurance that a future pandemic or other event will not impact our ability to conduct business.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses if our disaster recovery and business continuity plans prove to be too limited, which could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. Additionally, for the purpose of revenue recognition, we are required to estimate the amount of effort to complete, as measured by FTE hours, our research and development programs. Such estimates are inherently uncertain and may result in changes in subsequent periods.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act (“AIA”) enacted in 2011 involves significant changes in patent legislation. However, there remain many subsisting issued patents and some pending patent applications in the U.S. that were filed prior to its enactment and are therefore subject to the pre-AIA U.S. patent laws and that may have relevance to our freedom-to-operate or ability to obtain patent issuances. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. We can make no assurance that our interpretations of Supreme Court decisions or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy (REMS) as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

In the United States, there have been and continue to be a number of legislative and regulatory initiatives to contain healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected therapeutic biologics to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. However, the ACA continues to be discussed in Congress and future changes to the ACA could negatively impact our potential business and financial results.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability, previously set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services (“CMS”) has published the negotiated prices for the initial ten drugs, which went into effect in 2026 and the subsequent 15 drugs, which will first be effective in 2027, as well as the list of the next set of 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. These laws and future laws may negatively impact the ability of biotechnology companies, including us, to raise funds from investors for or to obtain collaboration partners who assist us in the funding of research and development of future medicines.

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

Although we do not currently have any products on the market, if and when we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, we may be subject to the General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes stringent requirements for processing the personal data of individuals within the EEA and the UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to 4% total worldwide annual turnover or €20 million / £17.5 million, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our business may be affected by the evolving regulatory framework for AI Technologies.

We use artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review of a BLA, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. On August 27, 2026, we announced that the FDA granted Varseta-M fast track designation for the treatment of patients with relapsed/refractory metastatic colorectal cancer. Even with this fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting, provide a management report on the internal control over financial reporting and obtain an independent assessment and report on our company's internal financial controls from our external auditors. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by our management and obtain an independent assessment and report from our external auditors on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. This assessment includes disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. A failure in any of these obligations or requirements could subject us to a loss of stockholder confidence and sanctions or investigations by regulatory authorities or litigation.

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

If we fail to implement the requirements of Section 404, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and The Nasdaq Global Select Market. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities or litigation. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

In future periods, if our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if material weaknesses in our internal control over financial reporting are identified, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our business and the market price of our securities.

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile. Since our IPO, our stock had low and high sales prices in the range of $0.40 and $35.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock based on publicly available filings made with the SEC and their respective affiliates beneficially owned approximately 49% of our outstanding common stock. These stockholders, acting together, would have significant influence over matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against us as issuer of that stock.

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

Our research and development activities involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities in Emeryville, California that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Emeryville facilities comply with the relevant guidelines of Emeryville, Alameda County, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Furthermore, although we maintain environmental liability insurance to cover us for the risk of storage, transport or disposal of biological or hazardous materials, this insurance may not provide adequate coverage against potential environmental liabilities. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Changes in U.S. or foreign tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation titled One Big Beautiful Bill Act (the “Tax Act”) was signed into law on July 4, 2025, which enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in applicable tax rules, including changes to corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

None

Repurchases of Shares or of Company Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	5/17/2024	3.1

3.1(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/22/2026	3.1

3.2	Amended and Restated Bylaws.	8-K	3/22/2024	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	9/28/2015	4.1

10.1#	Employment Offer Letter Agreement between CytomX Therapeutics, Inc. and Alejandra Carvajal, dated as of June 24, 2026.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

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

CytomX Therapeutics, Inc.

Date: November 5, 2026	By:	/s/ Sean A. McCarthy
Sean A. McCarthy, D. Phil.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Christopher W. Ogden
Christopher W. Ogden
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)